Form 10-Q
period 2006-03-31
United Development Funding III, LP
filed 2006-06-29
CIK 1335732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-127891 (1933 Act)
United Development Funding III, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3269195
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)
1702 N. Collins Boulevard, Suite 100, Richardson, Texas 75080
(Address of principal executive offices)
(Zip Code)
Registrant’s telephone number, including area code: (214) 370-8960
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-Q
Quarter Ended March 31, 2006

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
UNITED DEVELOPMENT FUNDING III, L.P.
BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Partnership interests subscription receivable	$1,000	$1,000
Offering costs	588,168	447,765

Total assets	$589,168	$448,765

Liabilities and Partners’ Capital
Liabilities:
Accounts payable — related parties	588,690	447,765

Total liabilities	588,690	447,765

Partners’ capital:
General partner’s capital	100	100
Limited partner’s capital	900	900
Accumulated deficit	(522)	—

Total partners’ capital	478	1,000

Total liabilities and partners’ capital	$589,168	$448,765

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2006
(Unaudited)

General and administrative expenses	$(522)

Net loss	$(522)

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the period from June 13, 2005 (Inception) through March 31, 2006

	General	Limited	Total
	Partner’s	Partner’s	Partners’
	Capital	Capital	Capital
Balance at June 13, 2005 (Inception)	$—	$—	$—

Partnership interests subscription at Inception	100	900	1,000

Balance at December 31, 2005 (Audited)	100	900	1,000

Net loss	(52)	(470)	(522)

Balance at March 31, 2006 (Unaudited)	$48	$430	$478

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2006
(Unaudited)

Operating Activities

Net loss	$(522)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Other assets	(140,403)
Accounts payable — related parties	140,925

Net cash provided by operating activities	—

Net change in cash and cash equivalents	—
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
A. Nature of Business
     United Development Funding III, L.P. (the “Partnership”) was organized on June 13, 2005, as a Delaware limited partnership. The principal purpose of the Partnership is to originate, acquire, service, and otherwise manage, either alone or in association with others, a diversified portfolio of mortgage loans on real property (including mortgage loans that are not first in priority and participation interests in mortgage loans) and to issue or acquire an interest in credit enhancements to borrowers, i.e., guarantees or letters of credit. The Partnership’s offices are located in Richardson, Texas.
     The general partner of the Partnership is UMTH Land Development, L.P. (“Land Development”). Land Development is responsible for the overall management, conduct, and operation of the Partnership. The general partner has authority to act on behalf of the Partnership in all matters respecting the Partnership, its business, and its property. The limited partners shall take no part in the management of the business or transact any business for the Partnership and shall have no power to sign or bind the Partnership; provided, however, that the limited partners, by a majority vote, have the right to: (a) amend the partnership agreement, (b) dissolve the Partnership, (c) remove the general partner or any successor general partner, (d) elect a new general partner, and (e) approve or disapprove a transaction entailing the sale of all or substantially all of the real properties acquired by the Partnership.
B. Basis of Presentation
     The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company’s Form S-11 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, were made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
C. Related Party Transactions
     The Partnership has a related party payable to Land Development of approximately $589,000 for costs paid by Land Development related to the Partnership’s public offering of its units of limited partnership interest pursuant to the Partnership’s Registration Statement on Form S-11.
D. Subsequent Events
     On May 15, 2006, the Partnership’s Registration Statement on Form S-11, covering a public offering of up to 12,500,000 units of limited partnership interest to be offered at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan for $20 per unit.
     The units are being offered by select members of the National Association of Securities Dealers, Inc. (the “NASD”) on a “best efforts” basis, which means the selling group members will only be required to use their best efforts to sell the units and have no firm commitment or obligation to purchase any of the units. Initial subscription payments were placed in an account held by the escrow agent and held in trust, pending release to the Partnership. If the minimum offering of $1.0 million has not been received and accepted by May 15, 2007, the offering will terminate and investors’ funds, plus interest, will be returned within ten days after termination of the offering.
     As of June 19, 2006, we had received subscriptions in excess of our minimum offering amount. Such amounts are being held in escrow until we have accepted such subscriptions and have requested that the funds be released and distributed to us. As of June 29, 2006, we had not broken escrow or accepted any investor’s subscription to our offering, nor had we released any funds from escrow or issued any units of limited partnership interest pursuant to any subscription.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:
Forward-Looking Statements
     This section of the quarterly report contains forward-looking statements, including discussion and analysis of us, our financial condition, amounts of anticipated cash distributions to our limited partners in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.
     Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up costs, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Registration Statement on Form S-11, as amended, as filed with the Securities and Exchange Commission.
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
Overview
     On May 15, 2006, our Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 12,500,000 units of limited partnership interest to be offered at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covers up to

5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan for $20 per unit.
     We will not commence active operations until we receive and accept subscriptions for a minimum of 50,000 units of limited partnership interests for gross offering proceeds of $1.0 million. After we have received subscriptions for the minimum offering amount, subscription proceeds will be released to us as accepted. We will experience a relative increase in liquidity as additional subscriptions for units are received and a relative decrease in liquidity as offering proceeds are expended in connection with the funding and acquisition of mortgage loans and equity investments in entities that make mortgage loans, as well as the payment or reimbursement of selling commissions and other organization and offering expenses.
     The net proceeds of the Offering will provide funds to enable us to fund or acquire loans. We may fund the loans in cash or a combination of cash and senior debt, if favorable borrowing terms are available. The proceeds from such senior debt borrowings will be used to fund and acquire loans. We have not entered into any arrangements to fund or acquire any mortgage loans. The number of loans we fund or acquire will depend upon the number of units sold and the resulting amount of the net proceeds available for investment in loans. In the event that the Offering is not fully sold, our ability to diversify our investments may be diminished.
     Until required for the funding or acquisition of loans, net offering proceeds will be kept in short-term, liquid investments. Our general partner may, but is not required to, establish reserves from gross offering proceeds out of cash flow generated by loans or out of net proceeds from loan repayments.
Results of Operations
     As of the date of this report, no significant operations have commenced.
Deferred Offering Costs
     Our general partner expects to continue to fund, on our behalf, all of the organization and offering costs associated with the Offering and will be reimbursed for such organization and offering costs only to the extent that such costs do not exceed 1.5% of cumulative offering proceeds raised by us in the Offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions, the bona fide due diligence fee and the marketing support fees. As equity is raised, we will reverse the deferred offering costs accrual and recognize a charge to partners’ equity upon reimbursing the general partner.
Liquidity and Capital Resources
     Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) our administrative expenses, and (3) debt service on senior indebtedness required to preserve our collateral position. We expect that our liquidity will be provided by (1) loan interest payments, (2) loan principal payments, (3) proceeds from sale of units of our limited partnership interests, (4) sale of loan pools through securitization and direct sale of loans, (5) proceeds from our distribution reinvestment plan, and (6) credit lines available to us.
     In most cases, loan interest payments will be funded by an interest reserve. Interest reserve accounts are funded as loan proceeds and are intended to provide cash for monthly interest payments until such time that revenue from sale of land or developed lots are sufficient to meet the debt service obligations. In the event that interest reserves are exhausted prior to realization of sufficient cash from land or lot sales, a loan default may occur. Payment defaults and decreasing land and lot sales may result in less liquidity and affect our ability to meet our obligations and make distributions. The inability to sell additional partnership interests may result in our inability to fund loans, and the inability to sell loan pools may result in longer periods to return principal to our investors. Limited credit facilities may impact our ability to meet our obligations or expand our loan portfolio when other sources of cash are not sufficient.
     Increased liquidity needs could result in the liquidation of loans to raise cash, thereby reducing the number and amount of loans outstanding and the resultant earnings realized. We do not intend to incur indebtedness; however, we may secure lines of credit to bridge any cash needs when other sources of cash are insufficient to meet our obligations.

Material Trends Affecting Our Business
     We are a real estate finance company and derive a substantial portion of our income by originating, purchasing, participating in and holding for investment mortgage loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of real property as single-family residential lots that will be marketed and sold to home builders. We intend to concentrate our lending activities in the southeast and southwest sections of the United States, particularly in Texas, Florida and Arizona. We believe these areas continue to experience a strong demand for new construction of single-family homes. Additionally, we intend to concentrate our lending activities with national homebuilders and large regional homebuilders and developers who sell single-family residential home lots to such national and regional homebuilders.
     The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions, such as levels of employment, consumer confidence and income, availability of financing for acquisition, construction and permanent mortgages, interest rate levels and demand for housing. Sales of new homes are also affected by the condition of the resale market for used homes, including foreclosed homes. Housing demand is, in general, adversely affected by increases in interest rates, housing costs and unemployment and by decreases in the availability of mortgage financing.
     Our primary market risk exposure is the risk of loss resulting from adverse changes in interest rates. Changes in interest rates may impact both demand for our real estate finance products and the rate of interest on the loans we make. In most instances, the loans we will make will be junior in the right of repayment to senior lenders who will provide loans representing 70% to 80% of total project costs. As senior lender interest rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.
     Developers to whom we make mortgage loans use the proceeds of such loans to develop raw real estate into residential home lots. The developers obtain the money to repay these development loans by reselling the residential home lots to home builders or individuals who will build single-family residences on the lots, and by obtaining replacement financing from other lenders. If interest rates increase, the demand for single-family residences may decrease. In such an interest rate climate, developers may be unable to generate sufficient income from the resale of single-family residential lots to repay loans from us, and developers’ costs of funds obtained from lenders in addition to us may increase, as well. Accordingly, increases in single-family mortgage interest rates could increase the number of defaults on development loans made by us.
     Our general partner is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that they reasonably anticipate to have a material impact on either the income to be derived from our investments in mortgage loans and entities that make mortgage loans, other than those referred to in this Form 10-Q and in our Registration Statement on Form S-11.
Subsequent Events
     The units are being offered by select members of the NASD on a “best efforts” basis, which means our selling group members will only be required to use their best efforts to sell the units and have no firm commitment or obligation to purchase any of the units. Initial subscription payments were placed in an escrow account and held in trust on behalf of the prospective investors, pending release to us. If the minimum offering of $1.0 million has not been received and accepted by May 15, 2007, our Offering will terminate and investors’ funds, plus interest, will be returned within ten days after termination of the Offering.
     As of June 19, 2006, we had received subscriptions in excess of our minimum offering amount. Such amounts are being held in escrow until we have accepted such subscriptions and have requested that the funds be released and distributed to us. As of June 29, 2006, we had not broken escrow or accepted any investor’s subscription to our offering, nor had we released any funds from escrow or issued any units of limited partnership interest pursuant to any subscription.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the exposure to loss resulting from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Changes in interest rates may impact both demand for our real estate finance products and the rate of interest on the loans we make.
     Demand for our mortgage loans and the amount of interest we collect with respect to such loans depends on the ability of borrowers of real estate development loans to sell single-family lots acquired with the proceeds of the loans to homebuilders.
     The single-family lot and residential homebuilding market is highly sensitive to changes in interest rate levels. As interest rates available to borrowers increase, demand for mortgage loans decreases, and vice versa. Housing demand is also adversely affected by increases in housing costs and unemployment and by decreases in the availability of mortgage financing. In addition, from time to time, there are various proposals for changes in the federal income tax laws, some of which would remove or limit the deduction for home mortgage interest. If effective mortgage interest rates increase and/or the ability or willingness of prospective buyers to purchase new homes is adversely affected, the demand for new homes may also be negatively affected. As a consequence, demand for and the performance of our real estate finance products may also be adversely impacted.
     Currently, our assets consist of organizational costs. A 10% increase or decrease in interest rates would have no material affect on our financial position and results of operations.
Item 4. Controls and Procedures.
     As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of UMTH Land Development, L.P., our general partner, including its principal executive officer and principal financial officer, evaluated, as of March 31, 2006, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of March 31, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.
     We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within our partnership have been detected.
     There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION
Item 1. Legal Proceedings.
     We are not a party to, and none of our assets are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
     There have been no material changes from the risk factors set forth in our Registration Statement on Form S-11 as filed with the Securities and Exchange Commission and declared effective on May 15, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We did not make any unregistered sales of securities during the three months ended March 31, 2006. On May 15, 2006, our Registration Statement on Form S-11 (Registration No. 333-127891), covering a public offering of up to 12,500,000 units of limited partnership interest to be offered at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan for $20 per unit. The aggregate offering price for the units is $350.0 million. The Registration Statement was not declared effective under the Securities Act of 1933, as amended, until May 15, 2006 and thus, we did not commence our offering of units of limited partnership interest pursuant to such Registration Statement until that time. After the initial $1.0 million of units are sold and proceeds from the sale of such units are distributed to us, subscription proceeds will be held in escrow until investors are admitted as limited partners. We intend to admit new investors at least monthly. At that time, subscription proceeds may be released to us from escrow and used by us to make real estate loans and purchase participations in real estate development loans, and to pay selling commissions, bona fide due diligence fees, marketing support fees and other organization and offering expenses. Until required for such purposes, net offering proceeds will be held in short-term, liquid investments.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the first quarter of 2006.
Item 5. Other Information.
     None.
Item 6. Exhibits.
     The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Development Funding III, L.P.

	By:	UMTH Land Development, L.P.
Its General Partner

	By:	UMT Services, Inc.
Its General Partner

Dated: June 29, 2006	By:	/s/ Todd F. Etter Todd F. Etter, Chairman of UMT Services, Inc.

Index to Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certifications of Chief Executive and Financial Officers

*	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.