Form 10-Q
period 2006-06-30
United Development Funding III, LP
filed 2006-08-14
CIK 1335732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
(Zip Code)
Registrant’s telephone number, including area code: (214) 370-8960
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-Q
Quarter Ended June 30, 2006

		Page
	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005 (Audited)	3

	Statements of Operations for the Three and Six Months Ended June 30, 2006 (Unaudited) and for the Period from June 13, 2005 (Inception) Through June 30, 2005 (Unaudited)	4

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2006 (Unaudited) and the Period from June 13, 2005 (Inception) Through December 31, 2005 (Audited)	5

	Statements of Cash Flows for the Six Months Ended June 30, 2006 and for the Period from June 13, 2005 (Inception) Through June 30, 2005 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4.	Controls and Procedures.	11

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings.	13

Item 1A.	Risk Factors.	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3.	Defaults Upon Senior Securities.	13

Item 4.	Submission of Matters to a Vote of Security Holders.	13

Item 5.	Other Information.	13

Item 6.	Exhibits.	13

Signature		14
Rule 13a-14(a)/15d-14(a) Certification
Rule 13a-14(a)/15d-14(a) Certification
Section 1350 Certifications

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
UNITED DEVELOPMENT FUNDING III, L.P.
BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Restricted cash	$1,479,462	$—
Limited partnership interests subscription receivable	1,000	1,000
Offering costs	831,076	447,765

Total assets	$2,311,538	$448,765

Liabilities and Partners’ Capital
Liabilities:
Accounts payable — related party	$831,598	$447,765
Escrow payable	1,479,462	—

Total liabilities	2,311,060	447,765

Commitments and contingencies	—	—

Partners’ Capital:
General partner’s capital	48	100
Limited partner’s capital	430	900

Total partners’ capital	478	1,000

Total liabilities and partners’ capital	$2,311,538	$448,765

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three		Period from
	Months	Six Months	June 13, 2005
	Ended	Ended	(Inception) Through
	June 30, 2006	June 30, 2006	June 30, 2005
General and administrative expenses	$—	$(522)	$—

Net loss	$—	$(522)	$—

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2006 and the Period from June 13, 2005 (Inception) Through December 31, 2005

	General	Limited	Total
	Partner’s	Partner’s	Partners’
	Capital	Capital	Capital
Balance at June 13, 2005 (Inception)	$—	$—	$—

Partnership interests subscription at Inception	100	900	1,000

Balance at December 31, 2005 (Audited)	100	900	1,000

Net loss	(52)	(470)	(522)

Balance at June 30, 2006 (Unaudited)	$48	$430	$478

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

Period From
	Six Months	June 13, 2005
	Ended	(Inception)
	June 30,	Through June 30,
	2006	2005
Operating Activities
Net loss	$(522)	$—
Change in accounts payable — related party	522	—

Net cash (used in) operating activities	—	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
A. Nature of Business
     United Development Funding III, L.P. (which may be referred to as the “Partnership,” “we,” “us,” or “our”) was organized on June 13, 2005, as a Delaware limited partnership. The principal purpose of the Partnership is to originate, acquire, service, and otherwise manage, either alone or in association with others, a diversified portfolio of mortgage loans on real property (including mortgage loans that are not first in priority and participation interests in mortgage loans) and to issue or acquire an interest in credit enhancements to borrowers, such as guarantees or letters of credit. The Partnership’s offices are located in Richardson, Texas.
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
B. Basis of Presentation
     The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Partnership’s Registration Statement on Form S-11, as amended, as filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, were made. Operating results for the six months ended June 30, 2006 are not indicative of the results that may be expected for the year ended December 31, 2006.
C. Restricted Cash
     Restricted cash includes monies held in escrow with respect to subscriptions for limited partnership units.
D. Related Party Transactions
     The Partnership has a related party payable to Land Development of approximately $832,000 for costs paid by Land Development related to the Partnership’s public offering of its units of limited partnership interest pursuant to the Partnership’s Registration Statement on Form S-11, as amended.
E. Registration Statement
     On May 15, 2006, the Partnership’s Registration Statement on Form S-11, covering a public offering of up to 12,500,000 units of limited partnership interest to be offered at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan for $20 per unit. Initial subscription payments were placed in an account held by the escrow agent and held in trust, pending release to the Partnership after the Partnership had received and accepted subscriptions for a minimum of $1.0 million.
F. Subsequent Events
     On July 3, 2006, the Partnership satisfied the escrow conditions in connection with its best efforts public offering of units of limited partnership interest. As a result, the Partnership’s initial public subscribers were accepted as limited partners and the subscription proceeds from such initial public subscribers were released to the Partnership from escrow. As of August 14, 2006, the Partnership had accepted subscriptions and issued approximately 103,000 units of limited partnership interest to limited partners with gross proceeds of approximately $2.1 million distributed to the Partnership.
     On July 28, 2006, the Partnership originated a loan to Centurion Acquisitions, L.P., an unaffiliated Texas limited partnership (“Borrower”), in the principal amount of $2,454,625. The Partnership funded $1,300,000 on July 28, 2006 and will advance an additional $650,000 of its commitment within 90 days thereafter. In addition to this total funding commitment of $1,950,000, the loan provides for a $425,000 interest reserve and the payment of fees and closing costs by Borrower. The outstanding principal amount bears interest at a rate equal to 15% per annum accrued and compounded monthly. Payments equal to the amount of the accrued interest on the outstanding principal balance of the loan shall be due and payable on the first day of each month and shall be funded through the interest reserve, and the outstanding principal balance of the loan, together with all accrued, unpaid interest thereon and other unpaid amounts due under the loan, shall be due and payable on the maturity date, January 31, 2008.
     The loan is secured by an assignment of the general and limited partnership interests in a partnership that develops single family residential lots located in Denton and Wise counties, Texas, part of the northern Fort Worth market area.
     In consideration for the $1,950,000 funding commitment, Borrower paid the Partnership a commitment fee in the amount of $71,250, which will be amortized into income over the life of the loan.
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
     Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lot take down or purchase rates, inability to sell lots, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Registration Statement on Form S-11, as amended, as filed with the Securities and Exchange Commission.
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
Overview
     On May 15, 2006, our Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 12,500,000 units of limited partnership interest to be offered at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan for $20 per unit. Initial subscription payments were placed in an account held by the escrow agent and held in trust, pending release to the Partnership after the Partnership had received and accepted subscriptions for a minimum of $1.0 million. As of June 30, 2006, we had received subscriptions in excess of our minimum offering amount. However, we had not accepted any such subscriptions or requested that the funds be released and distributed to us from escrow, nor had we issued any units of limited partnership interest pursuant to any subscription.
     We will experience a relative increase in liquidity as subscriptions for units are received and accepted and a relative decrease in liquidity as offering proceeds are expended in connection with the funding and acquisition of mortgage loans, as well as the payment or reimbursement of selling commissions and other organization and offering expenses.
     The net proceeds of the Offering will provide funds to enable us to fund or acquire loans. We may fund the loans in cash or a combination of cash and senior debt, if favorable borrowing terms are available. The proceeds from such senior debt borrowings will be used to fund and acquire loans. As of June 30, 2006, we had not entered into any arrangements to fund or acquire any mortgage loans. The number of loans we fund or acquire will depend upon the number of units sold and the resulting amount of the net proceeds available for investment in loans. In the event that the Offering is not fully sold, our ability to diversify our investments may be diminished.
     Until required for the funding or acquisition of loans, net offering proceeds will be kept in short-term, liquid investments. Our general partner may, but is not required to, establish reserves from gross offering proceeds out of cash flow generated by loans or out of net proceeds from loan repayments.
Results of Operations
     As of June 30, 2006, no significant operations have commenced.
Deferred Offering Costs
     Our general partner expects to continue to fund, on our behalf, all of the organization and offering costs associated with the Offering and will be reimbursed for such organization and offering costs only to the extent that such costs do not exceed 1.5% of cumulative offering proceeds raised by us in the Offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions, the bona fide due diligence fee and the marketing support fees described in our Registration Statement on Form S-11, as amended. As equity is raised, we will reverse the deferred offering costs accrual and recognize a charge to partners’ equity upon reimbursing the general partner.

Cash Flow Analysis
     No cash was used in operating activities for the six months ended June 30, 2006, as our general and administrative expenses were paid by our general partner. From June 13, 2005 (Inception) through June 30, 2005, there were no activities that impacted cash.
     There was no cash activity in investing activities from June 13, 2005 (Inception) through June 30, 2006.
     From June 13, 2005 (Inception) through June 30, 2006, there was no cash activity in financing activities.
Liquidity and Capital Resources
     Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) our administrative expenses, and (3) debt service on senior indebtedness required to preserve our collateral position. We expect that our liquidity will be provided by (1) loan interest payments, (2) loan principal payments, (3) proceeds from the sale of units of our limited partnership interest, (4) sale of loan pools through securitization and direct sale of loans, (5) proceeds from our distribution reinvestment plan, and (6) credit lines available to us.
     In most cases, loan interest payments will be funded by an interest reserve. Interest reserve accounts are funded as loan proceeds and are intended to provide cash for monthly interest payments until such time that revenue from the sale of land or developed lots is sufficient to meet the debt service obligations. In the event that interest reserves are exhausted prior to realization of sufficient cash from land or lot sales, a loan default may occur. Payment defaults and decreasing land and lot sales may result in less liquidity and affect our ability to meet our obligations and make distributions. The inability to sell additional partnership interests may result in our inability to fund loans, and the inability to sell loan pools may result in longer periods to return principal to our investors. Limited credit facilities may impact our ability to meet our obligations or expand our loan portfolio when other sources of cash are not sufficient.
     Increased liquidity needs could result in the liquidation of loans to raise cash, thereby reducing the number and amount of loans outstanding and the resultant earnings realized. We do not intend to incur indebtedness; however, we may secure lines of credit to bridge any cash needs when other sources of cash are insufficient to meet our obligations.
Material Trends Affecting Our Business
     We are a real estate finance limited partnership and derive a substantial portion of our income by originating, purchasing, participating in and holding for investment mortgage loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of real property as single-family residential lots that will be marketed and sold to home builders. We intend to concentrate our lending activities in the southeast and southwest sections of the United States, particularly in Texas, Florida and Arizona. We believe these areas continue to experience a strong demand for new construction of single-family homes. Additionally, we intend to concentrate our lending activities with national homebuilders and large regional homebuilders and developers who sell single-family residential home lots to such national and regional homebuilders.
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
     Our general partner is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that they reasonably anticipate to have a material impact on either the income to be derived from our investments in mortgage loans and entities that make mortgage loans, other than those referred to in this Form 10-Q and in our Registration Statement on Form S-11, as amended.
Subsequent Events
     On July 3, 2006, we satisfied the escrow conditions in connection with our best efforts public offering of units of limited partnership interest. As a result, our initial public subscribers were accepted as limited partners and the subscription proceeds from such initial public subscribers were released to us from escrow. As of August 14, 2006, we had accepted subscriptions and issued approximately 103,000 units of limited partnership interest to limited partners with gross proceeds of approximately $2.1 million distributed to us.
     On July 28, 2006, the Partnership originated a loan in the principal amount of $2,454,625. More information about the loan is provided in this report in Note F – Subsequent Events in our Notes to Financial Statements.
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
     Currently, our assets consist primarily of restricted cash and offering costs. A 10% increase or decrease in interest rates would have no material affect on our financial position and results of operations.
Item 4. Controls and Procedures.
     As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of UMTH Land Development, L.P., our general partner, including its principal executive officer and principal financial officer, evaluated, as of June 30, 2006, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and

Rule 15d-15(e). Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of June 30, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.
     We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance, only reasonable assurance, that all control issues and instances of fraud or error, if any, within our partnership have been detected.
     There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We did not make any unregistered sales of securities during the three months ended June 30, 2006. On May 15, 2006, our Registration Statement on Form S-11 (Registration No. 333-127891), covering a public offering of up to 12,500,000 units of limited partnership interest to be offered at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan for $20 per unit. The aggregate offering price for the units is $350.0 million.
     The units are being offered by select members of the National Association of Securities Dealers, Inc. on a “best efforts” basis, which means the selling group members will only be required to use their best efforts to sell the units and have no firm commitment or obligation to purchase any of the units. Initial subscription payments were placed in an account held by the escrow agent and held in trust, pending release to us after we had received and accepted subscriptions for a minimum of $1.0 million. As of June 30, 2006, we had received subscriptions in excess of our minimum offering amount. However, we had not accepted such subscriptions or requested that the funds be released and distributed to us from escrow, nor had we issued any units of limited partnership interest pursuant to any subscription.
     On July 3, 2006, we satisfied the escrow conditions in connection with our best efforts public offering of units of limited partnership interest and accepted our initial public subscribers as limited partners. We intend to admit new investors at least monthly. We intend to use subscription proceeds to make real estate loans and purchase participations in real estate development loans, and to pay selling commissions, bona fide due diligence fees, marketing support fees and other organization and offering expenses. Until required for such purposes, net offering proceeds will be held in short-term, liquid investments.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the second quarter of 2006.
Item 5. Other Information.
     None.
Item 6. Exhibits.
     The exhibits filed in response to Item 601 of Regulation S-K are listed on the Index to Exhibits attached hereto.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Development Funding III, L.P.

	By:	UMTH Land Development, L.P.
Its General Partner

Dated: August 14, 2006	By:	/s/ Jeff W. Shirley

Jeff W. Shirley
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Cara D. Obert

Cara D. Obert
Chief Financial Officer of UMT Holdings, L.P., limited partner of UMTH Land Development, L.P.
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certifications of Chief Executive and Financial Officers

* In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.