Form 10-Q
period 2006-09-30
United Development Funding III, LP
filed 2006-11-14
CIK 1335732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-127891 (1933 Act)
United Development Funding III, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3269195
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

1702 N. Collins Boulevard, Suite 100, Richardson, Texas (Address of principal executive offices)	75080 (Zip Code)
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

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-Q
Quarter Ended September 30, 2006

Page
PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005 (Audited)	3

Statements of Operations for the Three and Nine Months Ended September 30, 2006 and for the Period from June 13, 2005 (Inception) Through September 30, 2005 (Unaudited)	4

Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2006 (Unaudited) and the Period from June 13, 2005 (Inception) Through December 31, 2005 (Audited)	5

Statements of Cash Flows for the Nine Months Ended September 30, 2006 and for the Period from June 13, 2005 (Inception) Through September 30, 2005 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	15

Signatures	16
Secured Promissory Note by Centurion Acquisition, L.P.
Secured Promissory Note by Midlothian Longbranch, L.P.
Environmental Indemnity Agreement by Midlothian Longbranch, L.P., Centurion Acquisition, L.P., Pars Investment Inc. and Mehrdad Moayedi
Secured Promissory Note by Arete Real Estate Development Company, Modern Modular Home Rental Corp, and Creative Modular Housing Inc.
Security Agreement by Arete Real Estate Development Company, Creative Modular Housing Inc., and Modern Modular Home Rental Corp.
Continuing Unconditional Guaranty by Joe Fogarty, Nancy Fogarty and the Fogarty Family Trust
Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
Section 1350 Certification of Chief Executive and Financial Officers

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
UNITED DEVELOPMENT FUNDING III, L.P.
BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$28,793	$—
Restricted cash	178,200	—
Mortgage notes receivable	3,489,118	—
Partnership interests subscriptions receivable	100	1,000
Deferred offering costs	1,282,772	447,765
Other assets	211,507	—

Total assets	$5,190,490	$448,765

Liabilities and Partners’ Capital
Liabilities:
Accounts payable — related party	$19,504	$—
Accrued liabilities — related party	1,397,860	447,765
Escrow payable	178,200	—

Total liabilities	1,595,564	447,765

Commitments and contingencies	—	—

Partners’ Capital:
Limited partner’s capital; 17,500,000 units authorized; 200,049 and zero units issued and outstanding at September 30, 2006 and December 31, 2005, respectively	3,589,313	900
General partner’s capital	5,613	100

Total partners’ capital	3,594,926	1,000

Total liabilities and partners’ capital	$5,190,490	$448,765

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

			Period from
	Three Months	Nine Months	June 13, 2005 (Inception)
	Ended	Ended	Through
	September 30, 2006	September 30, 2006	September 30, 2005
Revenues:
Interest income	$79,929	$79,929	$—
Mortgage and transaction service revenues	19,465	19,465	—

Total revenues	99,394	99,394	—

Expenses:
Placement fee — related party	16,288	16,288	—
General and administrative	15,625	16,147	—

	31,913	32,435	—

Net income	$67,481	$66,959	$—

Earnings per unit, basic and diluted	$0.57	$1.69	$—

Weighted average units outstanding	117,858	39,573	—

Distributions declared per limited partner unit	$0.06	$0.06	$—

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2006 and the Period from June 13, 2005 (Inception) Through December 31, 2005

	General	Limited	Limited	Total
	Partner’s	Partners’	Partners’	Partners’
	Capital	Units	Capital	Capital
Balance at June 13, 2005 (Inception)	$—	—	$—	$—

Partnership interests subscriptions at Inception	100	—	900	1,000

Balance at December 31, 2005 (Audited)	100	—	900	1,000

Contributions, net of offering costs of $460,178	—	199,784	3,535,499	3,535,499

Redemption of limited partner’s interest	—	—	(900)	(900)

Distributions	(1,437)	—	(11,498)	(12,935)

Distribution reinvestment	—	265	5,303	5,303

Net income	6,950	—	60,009	66,959

Balance at September 30, 2006 (Unaudited)	$5,613	200,049	$3,589,313	$3,594,926

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

		Period From
	Nine Months	June 13, 2005
	Ended	(Inception) Through
	September 30,	September 30,
	2006	2005
Operating Activities
Net income	$66,959	$—
Changes in operating assets and liabilities:
Other assets	(211,507)	—
Accounts payable — related party	19,504	—

Net cash used in operating activities	(125,044)	—

Investing Activities
Investment in mortgage notes receivable	(3,489,118)	—

Net cash used in investing activities	(3,489,118)	—

Financing Activities
Partnership interests subscriptions receivable	900	—
Limited partner contributions	3,995,678	—
Limited partner distributions	(7,096)	—
General partner distributions	(1,437)	—
Payments of offering costs	(460,178)	—
Payments of deferred offering costs	(835,007)	—
Accrued liabilities — related party	950,095	—

Net cash provided by financing activities	3,642,955	—

Net change in cash and cash equivalents	28,793	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$28,793	$—

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
A. Nature of Business
          United Development Funding III, L.P. (which may be referred to as the “Partnership,” “we,” “us,” or “our”) was organized on June 13, 2005 as a Delaware limited partnership. Our principal purpose is to originate, acquire, service, and otherwise manage, either alone or in association with others, a diversified portfolio of mortgage loans on real property (including mortgage loans that are not first in priority and participation interests in mortgage loans) and to issue or acquire an interest in credit enhancements to borrowers, such as guarantees or letters of credit. Our offices are located in Richardson, Texas.
          Our general partner is UMTH Land Development, L.P. (“Land Development”). Land Development is responsible for our overall management, conduct and operation. Our general partner has authority to act on our behalf in all matters respecting us, our business and our property. The limited partners shall take no part in the management of our business or transact any business for us and shall have no power to sign or bind us; provided, however, that the limited partners, by a majority vote and without the concurrence of the general partner, have the right to: (a) amend the partnership agreement, (b) dissolve the Partnership, (c) remove the general partner or any successor general partner, (d) elect a new general partner, and (e) approve or disapprove a transaction entailing the sale of all or substantially all of our real properties.
B. Basis of Presentation
          The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in our Registration Statement on Form S-11, as amended, as filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, were made. Operating results for the three and nine months ended September 30, 2006 are not indicative of the results that may be expected for the year ended December 31, 2006.
C. Registration Statement
          On May 15, 2006, our Registration Statement on Form S-11, covering a public offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit (the “Offering”), was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan for $20 per unit. Initial subscription payments were placed in an account held by the escrow agent and held in trust, pending release to us after we had received and accepted subscriptions for a minimum of $1.0 million. On July 3, 2006, we satisfied the escrow conditions in connection with the Offering. As a result, our initial public subscribers were accepted as limited partners and the subscription proceeds from such initial public subscribers were released to us from escrow. As of September 30, 2006, we had accepted subscriptions and issued 199,783.83 units of limited partnership interest to limited partners, with gross proceeds of approximately $4.0 million distributed to us, and we had issued 265.14 units of limited partnership interest in accordance with our distribution reinvestment plan.
D. Summary of Significant Accounting Policies
          A summary of our significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:
Restricted Cash
          Restricted cash includes monies held in escrow with respect to subscriptions for limited partnership units.
Cash and Cash Equivalents
          We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying value of cash and cash equivalents reported on the balance sheet approximates fair value.

Mortgage Notes Receivables
          Mortgage notes receivables are recorded at the lower of cost or estimated net realizable value. The mortgage investments are collateralized by land and related improvements of residential property owned by the borrowers and/or the ownership interests of the borrower. Currently, the mortgage notes receivables have a term ranging from 11 to 37 months. None of such mortgages are insured or guaranteed by a federally owned or guaranteed mortgage agency. We originate and/or acquire all mortgage notes receivables and intend to hold the mortgage notes receivables for the life of the notes.
Revenue Recognition
          Interest income on the mortgage notes receivables is recognized over the life of the loan and recorded on the accrual basis. Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. As of September 30, 2006, we were accruing interest on all mortgage notes receivables.
          We generate mortgage and transaction service revenues by originating and acquiring mortgage notes receivables. In accordance with Statement of Financial Accounting Standards (“SFAS”) 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, we defer recognition of income from nonrefundable commitment fees less direct processing and origination costs associated with mortgage notes receivables held by us and recognize income on a straight-line basis over the expected life of such notes. As of September 30, 2006, approximately $320,000 of net deferred fees have been offset against mortgage notes receivables.
Allowance for Loan Losses
          Management monitors the delinquencies and defaults on the underlying mortgages and, if an impairment of the related mortgage loan is deemed to be other than temporary, the carrying value of the related mortgage loan will be reduced to fair value through a charge to the allowance for loan losses. No allowance for loans losses had been recorded as of September 30, 2006.
Cash Flow Distributions
          Cash available for distributions are the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering). Our general partner receives a monthly distribution for promotional and carried interest (see Note E) from the cash available for distributions. Monthly distributions are currently paid to the limited partners as a 9.75% annualized return on a pro rata basis based on the number of days the limited partner has been invested in the Partnership. Retained earnings would contain a surplus if the cash available for distribution less the 9.5% reserve exceeded the monthly distributions to the general partner and limited partners. Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distributions to the general partner and limited partners. It is the intent of management to monitor and distribute such surplus on an annual basis. As of September 30, 2006, we had a $5,400 deficit in retained earnings, which is included in our limited partners’ capital account.
E. Related Party Transactions
          Our general partner and certain of its affiliates receive fees in connection with the Offering and in connection with the acquisition and management of the assets and reimbursement of costs of the Partnership.
          We commenced active operations after we satisfied the escrow condition in connection with the Offering on July 3, 2006. No fees or reimbursement of costs were paid to our general partner prior to July 3, 2006.
          We have a related party payable to Land Development of approximately $1.3 million for costs paid by Land Development related to the Offering. Land Development receives 1.5% of the gross offering proceeds for reimbursement of organization and offering expenses.
          Our general partner is paid 3% of the net offering proceeds for the acquisition and origination expenses associated with the origination and acquisition of mortgage notes receivables. Such costs are amortized into Placement fee — related party expense over the life of the mortgage note receivable.

     We also reimburse our general partner 0.5% of the gross offering proceeds for expenses related to bona fide due diligence expense. Our general partner also receives reimbursement for certain personnel that are employed by an affiliate of our general partner for wholesaling services of up to 1% of the gross offering proceeds.
          Land Development currently receives a promotional interest equal to 10% of cash available for distribution prior to the return to the limited partners of all of their capital contributions plus an 8% per annum, non-compounding, cumulative return on their unreturned capital contributions. Land Development also receives a carried interest which represents an equity interest in the Partnership to participate in all distributions, other than distributions attributable to our general partner’s promotional interest, of cash available for distribution and net proceeds from a capital transaction. The amount of the carried interest paid to Land Development is determined by the amount of gross offering proceeds available for investment in loans.
          We pay a monthly mortgage servicing fee to our general partner equal to one twelfth of 0.25% of our aggregate outstanding mortgage notes receivables balance as of the last day of the month. Such fees are included in general and administrative expenses.
          UMTH Funding Services, LP, (“Funding Services”), an affiliate of our general partner, receives 0.8% of the gross offering proceeds as a marketing support fee.
          The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the three months ended September 30, 2006:

		Three Months
		Ended
Payee	Purpose	September 30, 2006
Land Development
	Organizational & Offering Expenses	$60,000
	Due Diligence Fees	20,000
	Wholesaler Reimbursement	25,000
	Acquisition & Origination Expenses and Fees	103,100
	Promotional Interest	1,250
	Carried Interest	185
	Mortgage Servicing Fee	1,600
Funding Services
	Marketing Support Fees	32,000
          Subsequent to September 30, 2006, we entered into a limited guaranty more fully discussed in Note H, Subsequent Events. The guaranty is effective as of September 1, 2006. In exchange for the guaranty, we receive a monthly fee from United Development Funding, LP, a Nevada limited partnership (“UDFLP”), for the credit enhancement more fully discussed in Note H, Subsequent Events. Beginning October 1, 2006, we will recognize income related to the credit enhancement fee.
F. Partner’s Capital
          As of September 30, 2006, we had accepted subscriptions and issued 199,783.83 units of limited partnership interest pursuant to the Offering. Our first distribution was paid on September 11, 2006 to unit holders of record on July 31, 2006. Our first monthly limited partners’ distribution totaled $11,498, consisting of $6,195 paid in cash and $5,303 paid in 265.14 limited partnership units in accordance with our distribution reinvestment plan. The initial limited partner’s interest of $900 was automatically redeemed upon the admission of limited partners to the Partnership on July 3, 2006. Distributions to our general partner are more fully discussed in Note E.
G. Commitments and Contingencies
          Other than the UDF III limited guaranty (see Note H), we have no contingencies. In terms of commitments, we have approximately $2.9 million of commitments to be funded under the terms of mortgage notes receivables as of September 30, 2006.

H. Subsequent Events
          On October 3, 2006, we paid a monthly distribution to our limited partners as of August 31, 2006 totaling approximately $19,700, consisting of $11,900 paid in cash and $7,800 paid in limited partnership units. On November 1, 2006, approximately $1,900 was paid to our general partner for its promotional and carried interest. On November 6, 2006, we paid a monthly distribution totaling approximately $27,900 to our limited partners as of September 30, 2006, consisting of $19,000 paid in cash and $8,900 paid in limited partnership units. No accrual was made as of September 30, 2006, as the distributions had not been declared.
          On October 20, 2006, we entered into a limited guaranty, effective as of September 1, 2006, for the benefit of United Mortgage Trust, a real estate investment trust organized under the laws of the state of Maryland, or its permitted successors and assigns (the “UDF III Guarantee”), and entered into a letter agreement with respect to a credit enhancement fee related to the UDF III Guarantee by and between UDFLP and us (the “UDF III Credit Enhancement Fee Agreement”). Pursuant to the UDF III Guarantee, we have guaranteed the repayment of an amount up to $30 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDFLP. In exchange for that guarantee, and pursuant to the UDF III Credit Enhancement Fee Agreement, UDFLP will pay us each month in arrears an amount equal to one-quarter of one percent (0.0025%) of the maximum liability amount. The maximum liability amount is equal to the maximum amount of our exposure pursuant to the UDF III Guarantee; provided, that (i) on or before December 31, 2006, in no event shall the maximum liability amount for the purposes of the payment of the credit enhancement fee be less than $5 million, and (ii) if the amount of net proceeds raised by us in connection with our public offering of limited partnership interests exceeds $5 million on the date of calculation, then the maximum liability amount for the purposes of the payment of the credit enhancement fee shall not exceed the amount of net proceeds so raised by us through such date. In addition, our guarantee is reduced $1.00 for every $1.00 by which the total partners’ equity in UDFLP exceeds $30 million. As of September 30, 2006, UDFLP total partners’ equity was $32,491,568; thus the exposure under the UDF III Guaranty as of September 30, 2006 was $27,508,432.
          An affiliate of Land Development serves as the advisor to United Mortgage Trust.
          Beginning October 1, 2006, we will recognize income related to the credit enhancement fee.
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
          Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, development costs that may exceed estimates, development delays, increases in interest rates, residential lot take down or purchase rates or inability to sell residential lots experienced by our borrowers, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Registration Statement on Form S-11, as amended, as filed with the Securities and Exchange Commission.
Overview
          On May 15, 2006, our Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan for $20 per unit. Initial subscription payments were placed in an account held by the escrow agent and held in trust, pending release to the Partnership after the Partnership had received and accepted subscriptions for a minimum of $1.0 million. As of July 3, 2006, we had received subscriptions in excess of our minimum offering amount, and thus, we accepted such subscriptions, released the funds from escrow and issued units of limited partnership interest to the initial subscribers.
          We will experience a relative increase in liquidity as subscriptions for units are received and accepted and a relative decrease in liquidity as offering proceeds are expended in connection with the funding and acquisition of mortgage loans, as well as the payment or reimbursement of selling commissions and other organization and offering expenses.
          The net proceeds of the Offering will provide funds to enable us to fund or acquire loans. Although we do not intend to borrow money to fund our investment in loans, if deemed appropriate, we may fund the loans in cash or a combination of cash and senior debt, if favorable borrowing terms are available. The proceeds from such senior debt borrowings will be used to fund and acquire loans. The number of loans we fund or acquire will depend upon the number of units sold and the resulting amount of the net proceeds available for investment in loans. In the event that the Offering is not fully sold, our ability to diversify our investments may be diminished.
          Until required for the funding or acquisition of loans, net offering proceeds will be kept in short-term, liquid investments. Our general partner, although not required to, has established retained earnings reserves from gross offering proceeds out of cash flow generated by loans. Further, our general partner may establish reserves from gross offering proceeds, cash flow generated by loans or out of net proceeds from loan repayments.
Critical Accounting Policies and Estimates
          Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. We have identified our most critical accounting policies to be the following:
     Revenue Recognition
          Interest income on mortgage investments is recognized over the life of the loan and recorded on the accrual basis. Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. As of September 30, 2006, we were accruing interest on all mortgage notes receivables.
          The Partnership generates mortgage and transaction service revenues by originating mortgage notes receivables. In accordance with SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, the Partnership defers recognition of income from nonrefundable commitment fees less direct processing and origination costs associated with mortgage notes receivables held by the Partnership and recognizes into income on a straight-line basis over the expected life of such notes. As of September 30, 2006, approximately $320,000 of net deferred fees have been offset against mortgage notes receivables.
     Mortgage Notes Receivables
          Mortgage notes receivables are recorded at the lower of cost or estimated net realizable value. The mortgage investments are collateralized by land and related improvements to residential property owned by the borrowers and/or the ownership interests of the borrower. Currently, the mortgage notes receivables have a term ranging from 11 to 37 months. None of such mortgages are insured or guaranteed by a federally owned or guaranteed mortgage agency. We originate all mortgage notes receivables and intend to hold the mortgage notes receivables for the life of the notes.
     Cash Flow Distributions
          Cash available for distributions are the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering). Our general partner receives a monthly distribution for promotional and carried interest (see Note E) from the cash available for distributions. Monthly distributions are currently paid to the limited partners as a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership. Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners. Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners. It is the intent of management to monitor and distribute such surplus, if any, on an annual basis. As of September 30, 2006, we had a $5,400 deficit in retained earnings, which is included in our limited partners’ capital account. The deficit at September 30, 2006 is attributable to start up expenses as we continue to grow our asset base and to the deferral of the recognition of income related to the credit enhancement fee (more fully discussed in Subsequent Events) to October 1, 2006. In management’s opinion, this deficit will be reversed beginning in October 2006 as the growth in income generating assets will exceed the offset of the start up expenses and income related to the credit enhancement fee is recognized.
Results of Operations
     We commenced active operations on July 3, 2006, after we satisfied the escrow condition in connection with the Offering. As a result, our results of operations for the nine months ended September 30, 2006 are not comparable to the results of operations for the nine months ended September 30, 2005. As there was no operational activity from the period of June 13, 2005 (Inception) through September 30, 2005, the only results presented are for the nine months ended September 30, 2006.
     Revenues
          Interest income and mortgage transaction service revenues for the nine months ended September 30, 2006 were approximately $79,900 and $19,500, respectively. On July 3, 2006, we satisfied the escrow conditions in connection with the Offering. Satisfying these escrow conditions resulted in the Partnership having funds available to originate mortgage notes receivables in the third quarter of 2006.
     Expenses
          Placement fees to related parties and general and administrative expenses for the nine months ended September 30, 2006 were approximately $16,300 and $16,100, respectively. Placement fees represent acquisition and organizational fees that are paid to our general partner at 3% of the net proceeds available for investment in mortgage notes receivables. The placement fees are amortized as expenses over the life of the mortgage note receivable. The increase in the general and administrative expense primarily relates to the costs associated with our directors’ and officers’ insurance premiums.
          We intend to grow our portfolio in conjunection with the increase in proceeds from the Offering. Such proceeds will be deployed in a diversified manner to the borrowers and markets in which we have experience and as markets dictate in accordance with the economic factors condusive for a stable residential market.
Cash Flow Analysis
     We commenced active operations on July 3, 2006, after we satisfied the escrow condition in connection with the Offering. As a result, our cash flows for the nine months ended September 30, 2006 are not comparable to the cash flows for the nine months ended September 30, 2005. As there was no active operations from the period of June 13, 2005 (Inception) through September 30, 2005, the only cash flows presented are for the nine months ended September 30, 2006.
          Cash flows used by operating activities for the nine months ended September 30, 2006 were approximately $125,000, and were primarily caused by the increase in the placement fees associated with originating the mortgage notes receivables.
          Cash flows used by investing activities for the nine months ended September 30, 2006 were approximately $3,500,000, resulting from the origination of mortgage notes receivables.
          Cash flows provided by financing activities for the nine months ended September 30, 2006 were approximately $3,600,000, and were primarily caused by funds received from the issuance of limited partnership units.
Liquidity and Capital Resources
          Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) our administrative expenses, and (3) debt service on senior indebtedness required to preserve our collateral position. We expect that our liquidity will be provided by (1) loan interest, transaction fees and credit enhancement fee payments, (2) loan principal payments, (3) proceeds from the sale of units of our limited partnership interest, (4) sale of loan pools through securitization and direct sale of loans, (5) proceeds from our distribution reinvestment plan, and (6) credit lines available to us.
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
Material Trends Affecting Our Business
          We are a real estate finance limited partnership and derive a substantial portion of our income by originating, purchasing, participating in and holding for investment mortgage loans made directly by us to persons and entities for the acquisition and development of real property as single-family residential lots that will be marketed and sold to home builders. We intend to concentrate our lending activities in the southeast and southwest sections of the United States, particularly in Texas, Florida and Arizona. We believe these areas continue to experience a strong demand for new construction of single-family homes. Additionally, we intend to concentrate our lending activities with national homebuilders and large regional homebuilders and developers who sell single-family residential home lots to such national and regional homebuilders.
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
          Developers to whom we make mortgage loans use the proceeds of such loans to develop raw real estate into residential home lots. The developers obtain the money to repay these development loans by selling the residential home lots to home builders or individuals who will build single-family residences on the lots, and by obtaining replacement financing from other lenders. If interest rates increase, the demand for single-family residences may decrease. In such an interest rate climate, developers may be unable to generate sufficient income from the resale of single-family residential lots to repay loans from us, and developers’ costs of funds obtained from lenders in addition to us may increase, as well. Accordingly, increases in single-family mortgage interest rates could increase the number of defaults on development loans made by us.
          Our general partner is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that it reasonably anticipates to have a material impact on either the income to be derived from our investments in mortgage loans and entities that make mortgage loans, other than those referred to in this Form 10-Q and in our Registration Statement on Form S-11, as amended.
Subsequent Events
          On October 3, 2006, we paid a distribution totaling approximately $19,700 to our limited partners consisting of $11,900 paid in cash and $7,800 paid in limited partnership units to our unit holders as of August 31, 2006. On November 1, 2006, approximately $1,900 was paid to our general partner for its promotional and carried interest. On November 6, 2006, we paid a distribution totaling approximately $27,900 to our limited partners, consisting of $19,000 paid in cash and $8,900 paid in limited partnership units to our unit holders as of September 30, 2006. No accrual was made as of September 30, 2006 as the distributions had not been declared.

          On October 20, 2006, we entered into the UDF III Guarantee, effective as of September 1, 2006, for the benefit of United Mortgage Trust or its permitted successors and assigns, and entered into the UDF III Credit Enhancement Fee Agreement related to the UDF III Guarantee.
          Pursuant to the UDF III Guarantee, we have guaranteed the repayment of an amount up to $30 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDFLP. In exchange for that guarantee, and pursuant to the UDF III Credit Enhancement Fee Agreement, UDFLP will pay us each month in arrears an amount equal to one-quarter of one percent (0.0025%) of the maximum liability amount. The maximum liability amount is equal to the maximum amount of our exposure pursuant to the UDF III Guarantee; provided, that (i) on or before December 31, 2006, in no event shall the maximum liability amount for the purposes of the payment of the credit enhancement fee be less than $5 million, and (ii) if the amount of net proceeds raised by us in connection with our public offering of limited partnership interests exceeds $5 million on the date of calculation, then the maximum liability amount for the purposes of the payment of the credit enhancement fee shall not exceed the amount of net proceeds so raised by us through such date. In addition, our guarantee is reduced $1.00 for every $1.00 by which the total partners’ equity in UDFLP exceeds $30 million. As of September 30, 2006, UDFLP total partners’ equity was $32,491,568; thus the exposure under the UDF III Guaranty as of September 30, 2006 was $27,508,432.
          An affiliate of Land Development serves as the advisor to United Mortgage Trust.
          We had not recognized any revenue as of September 30, 2006 for the credit enhancement fee.
Off Balance Sheet Arrangements
          On October 20, 2006, we entered into the UDF III Guarantee, effective as of September 1, 2006, which is more fully discussed in “Subsequent Events,” above.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          Market risk is the exposure to loss resulting from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. A significant market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Changes in interest rates may impact both demand for our real estate finance products and the rate of interest on the loans we make. Another significant market risk is the market price of finished lots. The market price of finished lots is driven by the demand for new single family homes and the supply of unsold homes and finished lots in a market. The change in one or both of these factors can have a material impact on the cash realized by our borrowers and resulting collectibility of our loans and interest.
          Demand for our mortgage loans and the amount of interest we collect with respect to such loans depends on the ability of borrowers of real estate development loans to sell single-family lots acquired with the proceeds of the loans to homebuilders.
          The single-family lot and residential homebuilding market is highly sensitive to changes in interest rate levels. As interest rates available to borrowers increase, demand for mortgage loans decreases, and vice versa. Housing demand is also adversely affected by increases in housing prices and unemployment and by decreases in the availability of mortgage financing. In addition, from time to time, there are various proposals for changes in the federal income tax laws, some of which would remove or limit the deduction for home mortgage interest. If effective mortgage interest rates increase and/or the ability or willingness of prospective buyers to purchase new homes is adversely affected, the demand for new homes may also be negatively affected. As a consequence, demand for and the performance of our real estate finance products may also be adversely impacted.
          As of September 30, 2006, our mortgage notes receivables of approximately $3.5 million were all at fixed interest rates, and thus, such mortgage notes receiveables are not subject to change in future earnings, fair values or cash flows.
Item 4. Controls and Procedures.
          As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of UMTH Land Development, L.P., our general partner, including its principal executive officer and principal financial officer, evaluated, as of September 30, 2006, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of September 30, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.
          We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, and not absolute assurance, that the objectives of the controls system are met, and an evaluation of controls can provide only reasonable assurance, and not absolute assurance, that all control issues and instances of fraud or error, if any, within a partnership have been detected.
          There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
          We are not a party to, and none of our assets are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
          There have been no material changes from the risk factors set forth in our Registration Statement on Form S-11, as filed with the Securities and Exchange Commission and declared effective on May 15, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          We did not make any unregistered sales of securities during the three months ended September 30, 2006. On May 15, 2006, our Registration Statement on Form S-11 (Registration No. 333-127891), covering a public offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan for $20 per unit. The aggregate offering price for the units is $350.0 million.
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
          On July 3, 2006, we satisfied the escrow conditions in connection with the Offering and accepted our initial public subscribers as limited partners. Since such time, we have admitted, and intend to continue to admit, new investors at least monthly. As of September 30, 2006, we had accepted subscriptions and issued 199,783.83 units of limited partnership interest to limited partners, with gross proceeds of approximately $4.0 million distributed to us. We also had issued 265.14 units of limited partnership in accordance with our distribution reinvestment plan. The net offering proceeds to us, after deducting approximately $460,000 of offering costs, are approximately $3.5 million. Of the offering costs, approximately $137,000 was paid to our general partner or affiliates of our general partner for organizational and offering expenses, and $323,000 was paid to non-affiliates for commissions and dealer fees. As of September 30, 2006, we had used approximately $3.4 million to originate mortgage notes receivables. We paid our general partner approximately $103,000 for acquisition and origination fee expenses associated with the mortgage notes receivables.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
          No matters were submitted to a vote of security holders during the third quarter of 2006.
Item 5. Other Information.
          None
Item 6. Exhibits.
          The exhibits filed in response to Item 601 of Regulation S-K are listed on the Index to Exhibits attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Development Funding III, L.P.

	By:	UMTH Land Development, L.P.
Its General Partner

Dated: November 14, 2006	By:	/s/ Jeff W. Shirley
Jeff W. Shirley
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Cara D. Obert
Cara D. Obert
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit B to prospectus dated May 15, 2006)

3.2	Certificate of Limited Partnership of Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on August 26, 2005)

4.1	Subscription Agreement (previously filed in and incorporated by reference to Exhibit C to prospectus dated May 15, 2006)

10.1	Secured Promissory Note by Centurion Acquisitions, L.P. for the benefit of United Development of Funding III, L.P.

10.2	Secured Promissory Note by Midlothian Longbranch, L.P. for the benefit of United Development Funding, III, L.P.

10.3	Environmental Indemnity Agreement by Midlothian Longbranch, L.P., Centurion Acquisitions, L.P., Pars Investments, Inc. and Mehrdad Moayedi in favor of United Development Funding III, L.P.

10.4	Secured Promissory Note by Arete Real Estate and Development Company, Modern Modular Home Rental Corp., and Creative Modular Housing Inc. for the benefit of United Development Funding III, L.P.

10.5	Security Agreement by Arete Real Estate and Development Company, Creative Modular Housing Inc. and Modern Modular Home Rental Corp., in favor of United Development Funding III, L.P.

10.6	Continuing Unconditional Guaranty by Joe Fogarty, Nancy Fogarty and the Fogarty Family Trust for the benefit of United Development Funding III, L.P.

10.7	Limited Guaranty by Registrant for the benefit of United Mortgage Trust (previously filed in and incorporated by reference to Form 8-K filed on October 20, 2006)

10.8	Letter agreement with respect to the Limited Guaranty between Registrant and United Mortgage Trust for the benefit of United Development Funding, L.P. (previously filed in and incorporated by reference to Form 8-K filed on October 20, 2006)

10.9	Fairness opinion with respect to Limited Guaranty by Registrant for the benefit of United Mortgage Trust and letter agreement with respect to the Limited Guaranty between Registrant and United Mortgage Trust for the benefit of United Development Funding, L.P. (previously filed in and incorporated by reference to Form 8-K filed on October 20, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certifications of Chief Executive and Financial Officers

*	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.