Form 10-K
period 2006-12-31
United Development Funding III, LP
filed 2007-04-02
CIK 1335732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-127891 (1933 Act)

United Development Funding III, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3269195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1702 N. Collins Boulevard, Suite 100, Richardson, Texas 75080
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code: (214) 370-8960

Securities registered pursuant to section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer☐    Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the limited partnership interests held by nonaffiliates of the Registrant as of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $0, as no securities had been issued to any nonaffiliates as of such date.

As of March 23, 2007, the Registrant had 1,389,767 units of limited partnership interest outstanding.

Financial Statement Index
Exhibit Index

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-K
Year Ended December 31, 2006

Forward-Looking Statements

This annual report contains forward-looking statements, including discussion and analysis of United Development Funding III, L.P. (which may be referred to as the “Partnership,” “we,” “us,” “our,” or “UDF III”) and our subsidiaries, our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our limited partners in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this Annual Report on Form 10-K.

PART I

Item 1. Business.

General

United Development Funding III, L.P. was organized on June 13, 2005 as a Delaware limited partnership. Our principal purpose is to originate, acquire, service, and otherwise manage, either alone or in association with others, a diversified portfolio of mortgage loans on real property (including mortgage loans that are not first in priority, participation interests in mortgage loans, and mezzanine loans) and to issue or acquire an interest in credit enhancements, such as guarantees or letters of credit.

We intend to concentrate on making development loans to single-family lot developers who sell their lots to national and large regional home builders and loans to national home builders and entities created by home builders in conjunction with our general partner or affiliates of our general partner for the acquisition of property and development of residential lots. We intend to seek to make or acquire loans primarily with respect to projects where the completed subdivision will consist of homes at or below the median price of the U.S. housing market.

Our general partner is UMTH Land Development, L.P. (“Land Development”). Land Development is responsible for our overall management, conduct and operation.  Our general partner has authority to act on our behalf in all matters respecting us, our business and our property. The limited partners shall take no part in the management of our business or transact any business for us and shall have no power to sign for or bind us; provided, however, that the limited partners, by a majority vote and without the concurrence of the general partner, have the right to: (a) amend the partnership agreement, (b) dissolve the Partnership, (c) remove the general partner or any successor general partner, (d) elect a new general partner, and (e) approve or disapprove a transaction entailing the sale of all or substantially all of our real properties.

On May 15, 2006, our Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (“DRIP”) for $20 per unit. Initial subscription payments were placed in an account held by the escrow agent and held in trust, pending release to the Partnership after the Partnership had received and accepted subscriptions for a minimum of $1.0 million. As of July 3, 2006, we had satisfied the escrow conditions in connection with the Offering. As of December 31, 2006, we had 661,191 limited partnership units outstanding, including 1,715 limited partnership units issued in accordance with our DRIP. Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

Our partnership agreement (the “Partnership Agreement”) provides that we will continue in existence until December 31, 2028, unless sooner terminated as provided within the Partnership Agreement or unless such term is extended by the General Partner and the majority vote of the Limited Partners.

We will experience a relative increase in liquidity as subscriptions for units are received and accepted and a relative decrease in liquidity as offering proceeds are expended in connection with the funding and acquisition of mortgage loans, as well as the payment or reimbursement of selling commissions and other organization and offering expenses.

Loan Portfolio

As of December 31, 2006, we had originated seven loans with an aggregate principal amount of approximately $24.5 million. We funded an aggregate amount of approximately $17.7 million and we have approximately $6.8 million of commitments to be funded under the terms of mortgage notes receivable.

Approximately 71.7% of the aggregate principal amount of mortgage notes originated by us are secured by properties located throughout Texas and 28.3% are secured by properties located in Colorado. Approximately 38.6% of the aggregate principal amount of mortgage notes originated by us are secured by properties located in the Dallas, Texas area; 28.3% are secured by properties located in the Denver, Colorado area; 18.3% are secured by properties located in the Austin, Texas area; and 14.8% are secured by properties located in the Houston, Texas area. Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security represented by a pledge of the ownership interests of the entity which holds title to the property. Four of the seven loans we have originated, representing approximately 83% of the aggregate principal amount of mortgage notes we have originated, are made with respect to projects that are presently selling finished home lots to national public homebuilders or are made with respect to a project in which one of these homebuilders holds an option to purchase the finished home lots and has made a significant forfeitable earnest money deposit. Three of the seven loans we have originated, representing approximately 46% of the aggregate principal amount of mortgage notes we have originated, are made to developer entities which hold ownership interests in projects other than the project funded by us. Two of the seven loans we have originated, representing approximately 25% of the aggregate principal amount of mortgage notes we have originated, are secured by multiple single-family residential communities. Two of the seven loans we have originated, representing approximately 18% of the aggregate principal amount of mortgage notes we have originated, are also secured by a personal guarantee of the developer.

The average interest rate payable with respect to these loans is 15.2% and the average term of the loans is approximately 26 months.

Investment Objectives and Policies

Principal Investment Objectives

Our principal investment objectives are:
•
to make, originate or acquire a participation interest in mortgage loans (first priority, junior priority and mezzanine) typically in the range of $500,000 to $10,000,000, and to provide credit enhancements to real estate developers and regional and national homebuilders who acquire real property, subdivide such real property into single-family residential lots and sell such lots to homebuilders or build homes on such lots;

•	to produce net interest income from the interest on mortgage loans that we originate or purchase or in which we acquire a participation interest;
•	to produce a profitable fee from our credit enhancement transactions;
•	to produce income through origination fees charged to borrowers;
•	to maximize distributable cash to investors; and
•	to preserve, protect and return capital contributions.

Investment Policy

We derive a substantial portion of our income by originating, purchasing, participating in and holding for investment mortgage and mezzanine loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots that will be marketed and sold to home builders. We also offer credit enhancements to developers in the form of loan guarantees to third-party lenders, letters of credit issued for the benefit of third-party lenders and similar credit enhancements. In the typical credit enhancement transaction, we charge 3% to 7% of the projected maximum amount of our outstanding credit enhancement obligation for each 12-month period such obligation is outstanding as a credit enhancement fee in addition to any costs that we may incur in providing the credit enhancement. We cannot guarantee that we will obtain a 3% to 7% credit enhancement fee. The actual amount of such charges will be based on the risk perceived by our general partner to be associated with the transaction, the value of the collateral associated with the transaction, our security priority as to the collateral associated with the transaction, the form and term of the credit enhancement, and our overall costs associated with providing the credit enhancement.

Although we have not yet received any principal repayments, we intend to reinvest the principal repayments we receive on loans to create or invest in new loans during the term of the Partnership. However, following the seventh anniversary of the effectiveness of the Offering, a limited partner may elect to receive his or her pro rata share of any loan principal repayments. Any capital not reinvested will be used first to return unit holders’ capital contributions and then to pay distributions to unit holders. Within 20 years after termination of the Offering, we will either (1) make an orderly disposition of investments and distribute the cash to investors or (2) upon approval of limited partners holding more than 50% of the outstanding units, continue the operation of the Partnership for the term approved by the limited partners.

Cash available for distributions are the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering). Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions. Monthly distributions are currently paid to the limited partners as a 9.75% annualized return on a pro rata basis based on the number of days the limited partner has been invested in the Partnership. Retained earnings would contain a surplus if the cash available for distribution less the 9.5% reserve exceeded the monthly distributions to the general partner and limited partners. Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distributions to the general partner and limited partners. It is the intent of management to monitor and distribute such surplus on an annual basis. The chart below summarizes the approximate amount of distributions to our general partner and limited partners and the retained earnings surplus as of December 31, 2006:

General Partner	$15,500
Limited Partners	$99,700	(1)
Retained Earnings Surplus	$6,800

(1) approximately $65,400 paid in cash and approximately $34,300 paid through the issuance of 1,715 units of limited partnership interest under the DRIP.

Security

Our mortgage notes receivable are generally secured by:
•	the parcels of land to be developed;
•	in certain cases, a pledge of some or all of the equity interests in the developer entity;
•	in certain cases, additional assets of the developer, including parcels of undeveloped and developed real property; and
•	in certain cases, personal guarantees of the principals of the developer entity.

If there is no third-party financing for a development project, our lien on the subject parcels is a first priority lien. If there is third-party financing, our lien on the subject parcels is subordinate to such financing. We enter each loan prepared to assume or retire any senior debt, if necessary to protect our capital. We seek to enter into agreements with third-party lenders that require the third-party lenders to notify us of a default by the developer under the senior debt and allow us to assume or retire the senior debt upon any default under the senior debt. As of December 31, 2006, 28.3% of the aggregate principal amount of mortgage notes we have originated were in a first lien position, 3.2% of the aggregate principal amount of mortgage notes we have originated were in a subordinate lien position, and 71.7% the aggregate principal amount of mortgage notes we have originated were secured by a pledge of partnership interests or by both a subordinate lien position and a pledge of the partnership interest.

      Most of our real estate loans, including loans made to entities affiliated with our general partner, have the benefit of unconditional guarantees of the developer and/or its parent company and pledges of additional assets of the developer. Currently, we do not allow a developer to incur debt that would be junior in right of payment to our debt.

Underwriting Criteria

When selecting mortgage loans and investments that we intend to originate or purchase, our general partner adheres to the following underwriting criteria:
•
Liens. All loans and investments made by us must be evidenced by a note and must be secured (1) by a first or second lien that is insured by a title insurance company, (2) by a pledge of the partnership interests in the special purpose entity holding the property or by both a subordinate lien position and a pledge of the partnership interests in the special purpose entity, or (3) by a commitment as to the priority of the loan or the condition of title; in addition, our loans and investments may be secured by a pledge of additional ownership interests of the developer and its affiliates in other development projects.

•	Interest Rate. We seek to originate loans bearing interest at rates ranging from 10% to 15% per annum.
•
Term and Amortization. We currently do not have a policy that establishes a minimum or maximum term for the loans we may make, nor do we intend to establish one. Loans typically are structured as interest-only notes with balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender, i.e., the conditions under which principal is repaid to the senior lender, if any.

•	Geographical Boundaries. We may buy or originate loans in any of the 48 contiguous United States. As of December 31, 2006, we have originated loans in Texas and Colorado.

Credit Facility

In December 2006, we entered into a revolving credit facility (the “Revolving Credit Facility”) with Premier Bank, a Missouri banking association d/b/a Premier Bank of Texas (“Premier Bank”), permitting us to borrow up to an aggregate outstanding principal amount of $10.0 million. The Revolving Credit Facility is secured by a first priority lien upon all of our existing and future acquired assets. The Revolving Credit Facility maturity date is December 29, 2008. In consideration of Premier Bank originating the Revolving Credit Facility, we paid Premier Bank an origination fee in the amount of approximately $113,000, which is being amortized over the life of the Revolving Credit Facility.

The annual interest rate on the Revolving Credit Facility is equal to the prime rate of interest as quoted in the Wall Street Journal (8.25% at December 31, 2006). The Revolving Credit Facility requires us to comply with various covenants, including maintaining at least $5.0 million in eligible first lien promissory notes and maintaining, as of December 31, 2006, at least $7.0 million in aggregate partners’ equity and, as of January 31, 2007, at least $10.0 million in aggregate partners’ equity. As of December 31, 2006, we had aggregate partners’ equity of approximately $11.9 million, and as of January 31, 2007, we had aggregate partners’ equity of approximately $14.6 million.

If a default occurs under the Revolving Credit Facility, Premier Bank may declare the Revolving Credit Facility to be due and payable immediately. In such event, Premier Bank may exercise any rights or remedies it may have, including foreclosure of our assets. Any such event may materially impair the Partnership’s ability to conduct its business.

We utilize the Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, such as utilizing borrowings under the Revolving Credit Facility to fund identified investments pending receipt of proceeds from the sale of Partnership units.  Proceeds from the sale of Partnership units are being used to repay the Revolving Credit Facility.  We use the Revolving Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments. As of December 31, 2006, approximately $6.4 million was outstanding under the Revolving Credit Facility and interest expense related to this was approximately $4,400.

Borrowing Policies

Our Partnership Agreement authorizes us to borrow funds up to an amount equal to 70% of the aggregate fair market value of all of our mortgage notes receivable. We are permitted by our Partnership Agreement to borrow money to:
•	acquire or make mortgage loans;

•	prevent defaults under senior loans or discharge them entirely if that becomes necessary to protect our interests; or
•	assist in the development or sale of any real property that we have taken over as a result of default.

Investment Limitations

We have not invested as a general or limited partner in other limited partnerships, even though we are permitted to do so under limited circumstances, as provided by our Partnership Agreement and the North American Securities Administrators Association (“NASAA”) Mortgage Program Guidelines.

We do not underwrite securities of other issuers or invest in securities of other issuers for the purpose of exercising control. Notwithstanding the foregoing, we may invest in joint ventures or partnerships and in corporations in which real estate is the principal asset, provided that such acquisition can best be effected by the acquisition of the securities of such corporation, subject to the limitations set forth below.

We will not engage in the following activities:
•	acquire assets in exchange for limited partnership interests;
•	issue units of limited partnership interest after the termination of the Offering; or
•
make loans to our general partner or its affiliates except as permitted by our Partnership Agreement and the NASAA Mortgage Program Guidelines. Such loans are permitted under our Partnership Agreement and the NASAA Mortgage Program Guidelines if an independent advisor issues an opinion to the effect that the proposed loan is fair and at least as favorable to us as a loan to an unaffiliated borrower in similar circumstances. In December 2006, we originated a secured promissory note to United Development Funding, LP (“UDF I”), a Nevada limited partnership and an affiliate of our general partner, in the principal amount of approximately $6.3 million and in connection therewith, we obtained the required opinion from an independent advisor. The secured promissory note, which bears interest at 12% per annum, is collateralized by a first lien deed of trust on 190 developed single-family homes located in Colorado and is payable on June 21, 2007. The asset manager for UDF I is our general partner.

Our general partner continually reviews our investment activity to attempt to ensure that we do not come within the application of the Investment Company Act of 1940, as amended. Among other things, our general partner monitors the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an “investment company” under the Investment Company Act. See “Risk Factors - Risks Related to Our Business In General - Limited partners’ returns will be reduced if we are required to register as an Investment Company under the Investment Company Act of 1940.”

Conflicts of Interest

      We do not have any officers, employees or directors, and we depend entirely on our general partner and its affiliates to manage our operations. As a result, we are subject to various conflicts of interest arising out of our relationship with our general partner and its affiliates, including conflicts related to the arrangements pursuant to which our general partner and its affiliates will be compensated by us. All of our agreements and arrangements with our general partner and its affiliates, including those relating to compensation, are not the result of arm’s length negotiations.

      Our general partner, who will make all our investment decisions, will be responsible for managing our affairs on a day-to-day basis and for identifying and making loans on our behalf. UMT Holdings LP (“UMT Holdings”) holds 99.9% of the limited partnership interests in our general partner. UMT Services Inc. (“UMT Services”), owns the remaining 0.1% of the limited partnership interests in our general partner and serves as its general partner. Theodore “Todd” F. Etter, Jr. and Hollis M. Greenlaw, who are directors of UMT Services, own 100% of the equity interests in UMT Services.

      Our general partner was organized in March 2003 and serves as the asset manager for UDF I and United Development Funding II, LP (“UDF II”). An affiliate of our general partner serves as the advisor to United Mortgage Trust.

      Because we were organized and will be operated by our general partner, conflicts of interest will not be resolved through arm’s length negotiations but through the exercise of our general partner’s judgment consistent with its fiduciary responsibility to the limited partners and our investment objectives and policies. See Item 13, “Certain Relationships and Related Transactions, and Director Independence - Policies and Procedures for Transactions with Related Persons,” for a discussion of our policies and procedures for resolving potential conflicts of interest.

Housing Industry

The U.S. housing market has suffered declines in recent months, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation. Although our general partner believes that the housing markets in the geographic areas in which it has invested will not be significantly impacted by the general decline in the U.S. housing market, our general partner does believe that the publicly traded national homebuilders with which it does business are and will continue to reduce supply and inventory overhang of new single family residences and, as a result, will likely reduce the number of new homes they construct in 2007 as compared to the number of new homes constructed in 2006.

Competition

     Real estate financing is a very competitive industry. Our principal competitors are mortgage banks and other lenders. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, real estate investment trusts, other real estate limited partnerships and other entities engaged in real estate investment activities, many of which have greater resources than we do. Banks and larger real estate programs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the proliferation of the Internet as a tool for loan origination has made it very inexpensive for new competitors to participate in the real estate finance industry. We believe that the demand for development loans is increasing, which may cause more lenders and equity participants to enter this market. Our ability to make or purchase a sufficient number of loans and investments to meet our objectives will depend on the extent to which we can compete successfully against these other lenders, including lenders that may have greater financial or marketing resources, greater name recognition or larger customer bases than we have. Our competitors may be able to undertake more effective marketing campaigns or adopt more aggressive pricing policies than we can, which may make it more difficult for us to attract customers. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

Regulations

All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Under limited circumstances, a secured lender, in addition to the owner of real estate, may be liable for clean-up costs or have the obligation to take remedial actions under environmental laws, including, but not limited to, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA. Some of these laws and regulations may impose joint and several liability for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell such property or to use the property as collateral for future borrowing.

Employees

We have no employees; however, our general partner and an affiliate of our general partner have a staff of employees who perform a range of services for us, including originations, acquisitions, asset management, accounting, legal and investor relations.

Financial Information About Industry Segments

Our current business consists only of originating, acquiring, servicing and managing mortgage loans on real property and issuing or acquiring an interest in credit enhancements to borrowers. We internally evaluate our activities as one industry segment, and, accordingly, we do not report segment information.

Available Information

We electronically file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”). Copies of our filings with the SEC may be obtained from our web site at http://www.udfonline.com or at the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

Item 1A. Risk Factors.

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.

Risks Related to an Investment in UDF III

There is no public trading market for our units; therefore, it will be difficult for limited partners to sell their units.

There is no public trading market for our units of limited partnership interest, and we do not expect one to ever develop. Our Partnership Agreement restricts our ability to participate in a public trading market or anything substantially equivalent to a public trading market by providing that any transfer that may cause us to be classified as a publicly traded partnership as defined in Section 7704 of the Internal Revenue Code shall be deemed void and shall not be recognized by us. Because our classification as a publicly traded partnership may significantly decrease the value of limited partners units, our general partner intends to use its authority to the maximum extent possible to prohibit transfers of units that could cause us to be classified as a publicly traded partnership. As a result, it will be difficult for limited partners to sell their units.

Our units have limited transferability and lack liquidity.

Except for certain intra-family transfers, limited partners are limited in their ability to transfer their units. Our Partnership Agreement and certain state regulatory agencies have imposed restrictions relating to the number of units limited partners may transfer. In addition, the suitability standards imposed on prospective investors also apply to potential subsequent purchasers of our units. If limited partners are able to find a buyer for their units, they may not sell their units to such buyer unless the buyer meets the suitability standards applicable to him or her. Accordingly, it will be difficult for a limited partner to sell their units promptly or at all. Limited partners may not be able to sell their units in the event of an emergency, and if they are able to sell their units, they may have to sell them at a substantial discount. It is also likely that the units would not be accepted as the primary collateral for a loan.

Limited partners will not have the opportunity to evaluate our loans prior to their origination or purchase.

We invest substantially all of the offering proceeds available for investments, after the payment of fees and expenses, in the financing of raw or partially developed land for residential use, although we are not limited to such investments. Loans that we originate and/or purchase must meet our underwriting criteria. We rely entirely on our general partner with respect to the acquisition of our investments, and limited partners are not able to evaluate such investments. We cannot be sure that we will be successful in obtaining suitable investments. If we are unable to identify loans that satisfy our underwriting criteria or we are unable to invest in loans that satisfy our underwriting criteria in a timely fashion, our business strategy and operations may be adversely affected.

If we, through our general partner, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our general partner in the identification of real estate loans and the determination of any financing arrangements. Investors must rely entirely on the management ability of our general partners. We cannot be sure that our general partner will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we, through our general partner, are unable to find suitable investments, it will be solely at the discretion of our general partner what action, if any, will be taken. In such an event, our ability to achieve our investment objectives and pay distributions to our limited partners would be adversely affected.

Competition with third parties in financing properties may reduce our profitability and the return on our limited partners’ investments.

Real estate financing is a very competitive industry. Our principal competitors are mortgage banks and other lenders. We also compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, real estate investment trusts, other real estate limited partnerships and other entities engaged in real estate investment activities, many of which have greater resources than we do. Banks and larger real estate programs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the proliferation of the Internet as a tool for loan origination has made it very inexpensive for new competitors to participate in the real estate finance industry. Our ability to make or purchase a sufficient number of loans and investments to meet our objectives will depend on the extent to which we can compete successfully against these other lenders, including lenders that may have greater financial or marketing resources, greater name recognition or larger customer bases than we have. Our competitors may be able to undertake more effective marketing campaigns or adopt more aggressive pricing policies than we can, which may make it more difficult for us to attract customers. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

       Increases in interest rates could increase the risk of default under our development loans and reduce the value of our subordinate loans to developers.

Developers to whom we make loans and with whom we enter into subordinate debt positions will use the proceeds of our loans and investments to develop raw real estate into residential home lots. The developers obtain the money to repay our development loans by reselling the residential home lots to home builders or individuals who build a single-family residence on the lot. The developer’s ability to repay our loans is based primarily on the amount of money generated by the developer’s sale of its inventory of single-family residential lots. If interest rates increase, the demand for single-family residences is likely to decrease. In such an interest rate climate, developers to which we have loaned money may be unable to generate sufficient income from the resale of single-family residential lots to repay our loans. Accordingly, increases in single-family mortgage interest rates could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our development loans and, consequently, reduce our ability to pay distributions to our limited partners.

The loans we make will have a higher risk than conventional real estate loans on residential properties.

We originate and purchase loans originated by affiliated and unaffiliated third parties on undeveloped vacant parcels, which are improved by developers. These improvements may, but will not necessarily, increase the value of the subject parcels. The loans are represented by notes that are secured by either a subordinated lien on the parcel if the developer has a development loan senior to our loan; or a first lien if we are the senior lender. In some instances where the subject parcel is encumbered by a lien in favor of a third party other than us, we may, at our option, become the senior lender in order to protect the priority of our lien on the parcels. Our loans may also be secured by other assets of the developer. While we seek to obtain an unconditional guarantee of the developer and/or its parent companies to further secure the developer’s obligations to us, we cannot assure limited partners that we will obtain such an unconditional guarantee in all cases. If a default occurs under one or more of our loans, payments to us could be reduced or postponed. Further, in the event of a default, we may be left with a security or ownership interest in an undeveloped or partially developed parcel of real estate, which may have less value than a developed parcel. The guarantee of the developer and/or its parent companies and other pledged assets, if any, may be insufficient to compensate us for any difference in the amounts due to us under a development loan and the value of our interest in the subject parcel.

Decreases in the value of the property underlying our loans may decrease the value of our assets.

All of the loans we have made and, we expect, all of the loans we will make, are or will be secured by an underlying real property interest in the parcel to be developed and may also be secured by a pledge of other assets owned by the developer or of ownership interests in the developer entity. To the extent that the value of the property that serves as security for these loans or investments is lower than we expect, the value of our assets, and consequently our ability to pay distributions to our limited partners, will be adversely affected.

We are subject to the general market risks associated with real estate development.

Our financial performance depends on the successful development and sale of the real estate parcels that serve as security for the loans we make to developers. As a result, we are subject to the general market risks of real estate development, including weather conditions, the price and availability of materials used in the development of the lots, environmental liabilities and zoning laws, and numerous other factors that may materially and adversely affect the success of the development projects. In the event the market softens, the developer may require additional funding and such funding may not be available. In addition, if the market softens, the amount of capital required to be advanced and the required marketing time for such development may both increase, and the developer’s incentive to complete a particular real estate development may decrease. Such circumstances may reduce our profitability and the return on the limited partners’ investment.

If we are unable to raise substantial funds in the Offering, we will be limited in the number and type of properties we may finance and the value of our limited partners’ investments will fluctuate with the performance of the specific investments we make.

The Offering is being made on a “best efforts” basis, whereby the brokers participating in the Offering are only required to use their best efforts to sell our units and have no firm commitment or obligation to purchase any of the units. As a result, we cannot assure limited partners as to the amount of proceeds that will be raised in the Offering or that we will achieve sales of the maximum Offering amount. If we are unable to raise substantial funds, we will originate and purchase fewer loans and equity positions, resulting in less diversification in terms of the number of properties owned and financed, the geographic regions in which such properties are located and the types of properties securing the mortgages in which we invest. In such an event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, we are not limited in the number or size of assets we acquire or the percentage of net proceeds we may invest in a single asset. Our limited partners’ investments in our units will be subject to greater risk to the extent that we lack a diversified portfolio of mortgage assets. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds.

The prior performance of real estate investment programs sponsored by affiliates of our general partner may not be an indication of our future results.

We were formed in June 2005 and our general partner was formed in March 2003. Although key personnel of our general partner are experienced in operating businesses similar to our business, investors should not rely on the past performance of any other businesses of our key personnel, general partner, or affiliates to predict our future results. To be successful in this market, we must, among other things:
•	identify and acquire investments that further our investment strategy;
•	increase awareness of the United Development Funding name within the investment products market;
•	establish and maintain our network of licensed securities brokers and other agents;
•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;
•	respond to competition both for investment opportunities and potential investors in us; and
•	continue to build and expand our operations structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause limited partners to lose all or a portion of their investment.

Limited partners must rely on our general partner for management of our business and will have no right or power to take part in our management.

Our future success will depend on the continued services of our general partner and its key personnel to manage the Partnership. Our general partner will provide all management and administrative services to us, and our limited partners will have no right or power to take part in our management. Our Partnership Agreement does not require our general partner to dedicate a minimum amount of time to the management of our business. Moreover, without the consent of our limited partners, our general partner may assign its general partnership interest in us to any person or entity that acquires substantially all of our general partners’ assets or equity interests. In the event that our general partner is unable or unwilling to continue to provide management services to us, our ability to execute our strategy and meet our business objectives could be materially adversely affected.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategy could be delayed or hindered.

Our success depends on the diligence, experience and skill of the officers and employees of our general partner. Although our general partner or its affiliates have employment contracts with key personnel, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our general partner or its affiliates. We have obtained a life insurance policy on Mr. Jeff Shirley. Affiliates of our general partner maintain key person life insurance with respect to Mr. Todd F. Etter. We have not obtained life insurance policies on any other key personnel involved in our operations and, therefore, have no insulation against extraneous events that may adversely affect their ability to implement our investment strategies. We believe that our future success depends, in large part, upon our general partner’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for highly skilled managerial, operational and marketing personnel is intense, and we cannot assure limited partners that we will be successful in attracting and retaining such personnel. The loss of any key person could harm our business, financial condition, cash flow and results of operations. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategy could be delayed or hindered.

Our general partner has a limited net worth consisting of assets that are not liquid, which may adversely affect the ability of our general partner to fulfill its financial obligations to us.

Our general partner is responsible for the management of our Partnership. We rely on our general partner to support us, including by identifying prospective loans and investments, evaluating, underwriting and negotiating the acquisition and disposal of loans and investments and overseeing the performance of our loans and investments. The net worth of our general partner consists primarily of interests in affiliated investment partnerships. Accordingly, the net worth of our general partner is illiquid and not readily marketable. This illiquidity, and the fact that our general partner has commitments to other affiliated programs, may adversely affect the ability of our general partner to fulfill its financial obligations to us.

Our rights and the rights of our limited partners to recover claims against our general partner are limited.

Our Partnership Agreement provides that our general partner will have no liability, and that we will indemnify our general partner for any obligations, losses, damages, costs or other liabilities, arising out of any action or failure to act that the general partner in good faith determines was in our best interest, provided its action or failure to act did not constitute negligence or misconduct. As a result, we and our limited partners may have more limited rights against our general partner than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our general partner in some cases.

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationships with our general partner and its affiliates, including the material conflicts discussed below. When conflicts arise between us and our general partner and its affiliates, they may not be resolved in our favor, which could cause our operating results to suffer.

Our general partner has equity interests and/or profit participations in developments we finance and may have a greater incentive to make loans, which may or may not be subordinate to our mortgage loans and/or make loans with respect to such development to preserve and/or enhance its economic interests in such development.

We have made loans and provided credit enhancement transactions to affiliates of our general partner. Any mortgage loan or any credit enhancement to any affiliate or our general partner must meet certain requirements, including receipt of a fairness opinion from an independent advisor as to the fairness of such mortgage loan or credit enhancement. Our general partner may choose to deploy and allocate funds for mortgage loans or credit enhancement transactions to affiliates of our general partner rather than to loans or credit enhancement transactions to unaffiliated third parties that may offer less risk of loss. If an affiliate of our general partner has an equity interest or participation interest in a development that requires a loan or credit enhancement, then our general partner may have a greater incentive to make a loan with respect to such development to preserve and/or enhance its economic interest in such development. Moreover, so long as it determines that it is advisable to do so in the exercise of its fiduciary duties to us, the general partner may cause us to make a loan or provide a credit enhancement to one of its affiliates in connection with a development in which such affiliates of our general partner hold an interest instead of another development in which affiliates of the general partner do not hold an interest.

Our general partner is an affiliate of the general partner of UDF I and UDF II, provides asset management services to UDF I and UDF II, and may not always be able to allocate investment opportunities on a pro rata basis among us, UDF I and UDF II.

Our general partner is an affiliate of the general partners of UDF I and UDF II, both of which engage in the same businesses as us. Our general partner also provides asset management services for UDF I and UDF II. Our general partner seeks to equitably apportion among us, UDF I and UDF II all suitable investment opportunities of which it becomes aware. We entered into a participation agreement with UDF I and UDF II pursuant to which we invest in the same loans and transactions as UDF I and UDF II on a pro rata basis based on the amount of capital held by each entity that is available for investment. However, circumstances may arise, due to availability of capital or other reasons, when it is not possible for us to make an investment on such pro rata basis. Our general partner may determine not to invest in otherwise suitable investments in which UDF I or UDF II will participate in order for us to avoid unrelated business taxable income, or “UBTI,” which is generally defined as income derived from any unrelated trade or business carried on by a tax-exempt entity or by a partnership of which it is a member, and which is generally subject to taxation. We cannot assure limited partners that we will be able to invest in all investment opportunities of which our general partner becomes aware that may be suitable for us on a pro rata basis or otherwise.

Our founders may form other companies that will engage in the same business as we will, and we may not always be able to participate in investment opportunities on a pro rata basis between us and such other companies.

Our general partner and its affiliates may engage in additional real estate-related activities in the future, including the activities in which we intend to engage, and may form new entities to engage in these activities. If new companies are formed for the purpose of engaging in the businesses in which we engage, our founders intend to allocate investment opportunities among us, UDF I, UDF II and the new entities equitably. However, we cannot assure limited partners that we will be able to participate in all or any investment opportunities in which such other companies participate, on an equitable basis or otherwise.

Certain of the principals of our general partner will face conflicts of interest relating to the extension and purchase of loans, and such conflicts may not be resolved in our favor.

Certain of the principals of our general partner are also principals, directors, employees, officers and equity holders of other entities, including UDF I, UDF II, UMT Holdings and UMT Services, and they may also in the future hold positions with, and interests in, other entities engaged in real estate activities. These multiple responsibilities may create conflicts of interest for these individuals if they are presented with opportunities that may benefit us and their other affiliates. These individuals may be incentivized to allocate opportunities to other entities rather than to us if they are more highly compensated based on investments made by other entities. In determining which opportunities to allocate to us and to their other affiliates, these individuals will consider the investment strategy and guidelines of each entity. Because we cannot predict the precise circumstances under which future potential conflicts may arise, we intend to address potential conflicts on a case-by-case basis. There is a risk that our general partner will choose an investment for us that provides lower returns to us than a loan made by one of our affiliates. Our Partnership Agreement provides that it shall be deemed not to be a breach of any obligation our general partner has to us or our limited partners for the general partner or its affiliates to engage in other business activities in preference to or to the exclusion of us. The Partnership Agreement also expressly states that the general partner has no obligation to present business opportunities to us.

We will face risks relating to joint ventures with our affiliates and third parties that are not present with other methods of investing in mortgage loans.

We may enter into joint ventures with certain of our affiliates, as well as third parties, for the funding of loans. We may also purchase loans in joint ventures or in partnerships or other co-ownership arrangements with our affiliates, the sellers of the loans, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other methods of investment in mortgages, including, for example:
•
the possibility that our co-venturer or partner in an investment might become bankrupt, in which case our investment might become subject to the rights of the co-venturer or partner’s creditors and we may be forced to liquidate our investment before we otherwise would choose to do so;

•
that such co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals, which may cause us to disagree with our co-venturer or partner as to the best course of action with respect to the investment and which disagreements may not be resolved to our satisfaction;

•
that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, which may cause us not to realize the return anticipated from our investment; or,

•	that it may be difficult for us to sell our interest in any such co-venture or partnership.

Moreover, in the event we determine to foreclose on the collateral underlying a non-performing loan, we may be required to obtain the cooperation of our co-venturer or partner to do so. We anticipate that we will co-invest with our affiliates in certain loans, in which case we expect to enter into an inter-creditor agreement that will define our rights and priority with respect to the underlying collateral. Our inability to foreclose on a property acting alone may cause significant delay in the foreclosure process, in which time the value of the property may decline.

Our general partner will face additional conflicts of interest relating to co-investments with affiliated entities and may make decisions that disproportionately benefit one or more of our affiliated entities instead of us.

Affiliates of our general partner are currently sponsoring private placement offerings on behalf of UDF I and UDF II, both of which are unspecified, or “blind pool” programs. Because our general partner or its affiliates will have advisory and management arrangements with these other United Development Funding programs, it is likely that they will encounter opportunities to invest in or acquire interests in mortgage loans, mezzanine loans, participations and/or properties to the benefit of one of the United Development Funding programs, but not others. Our general partner or its affiliates may make decisions to finance certain properties, which decisions might disproportionately benefit a United Development Funding program other than us. In such event, our results of operations and ability to pay distributions to our unit holders could be adversely affected.

Because our general partner and its affiliates control us, UDF I and UDF II, agreements and transactions among the parties with respect to any co-investment among two or more of such parties will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these co-investment arrangements, we may not have a first priority position with respect to the underlying collateral. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. In addition, to the extent that our co-venturer is an affiliate of our general partner, certain conflicts of interest will exist.

Employees of our general partner will face conflicts of interest relating to the allocation of their time and other resources among the various entities that they serve or have interests in, and such conflicts may not be resolved in our favor.

Certain of the employees of our general partner will face competing demands relating to their time and resources because they are also affiliated with entities with investment programs similar to ours, and they may have other business interests as well, including business interests that currently exist and business interests they develop in the future. Because these persons have competing interests for their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. As a result, they may devote less time and resources to our business than is necessary. If this occurs, our business, financial condition and results of operations may suffer.

There is no separate counsel for our affiliates and us, which could result in conflicts of interest.

Morris, Manning & Martin, LLP acts as legal counsel to us, our general partner and its affiliates. If the interests of the various parties become adverse, under the Code of Professional Responsibility of the legal profession, Morris, Manning & Martin, LLP may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of the general partner or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected.

Risks Related to Our Business in General

The Delaware Revised Uniform Limited Partnership Act does not grant limited partners any voting rights, and limited partners’ rights are limited under our Partnership Agreement.

A vote of a majority of the units of limited partnership interests is sufficient to take the following actions:
•	to amend our Partnership Agreement;
•	to dissolve and terminate UDF III;
•	to remove our general partner; and
•	to authorize a merger or a consolidation of UDF III.

These are the only significant voting rights granted to our limited partners under our Partnership Agreement. In addition, Delaware law does not grant limited partners any specific voting rights.

Our Partnership Agreement provides that limited partners may vote on only a few operational matters, including the removal of our general partner. However, limited partners will be bound by the majority vote on matters requiring approval of a majority of the units of limited partnership interest even if limited partners do not vote with the majority on any such matter. Therefore, limited partners will have little to no control over our day-to-day operations.

Our general partner will make all decisions with respect to our management and determine all of our major policies, including our financing, growth, investment strategies and distributions. Our general partner may revise these and other policies without a vote of our limited partners. Therefore, limited partners will be relying almost entirely on our general partner for our management and the operation of our business. Our general partner may only be removed under certain conditions, as set forth in our Partnership Agreement. If our general partner is removed, it will receive payment equal to the fair market value of its interests in UDF III as agreed upon by our general partner and us, or by arbitration if we are unable to agree

Limited partners’ returns will be reduced if we are required to register as an investment company under the Investment Company Act of 1940.

  We are not registered as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:
•	limitations on capital structure;
•	restrictions on specified investments;
•	prohibitions on transactions with affiliates; and
•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

Our investment policy provides that we may invest in securities of other real estate investment entities or similar entities. Although we believe the loans we originate and may acquire, together with any investments in securities we may make, will not cause us to be an “investment company” under the Investment Company Act, and although we intend to monitor our investments so that any proposed investment would not cause us to be an “investment company” under the Investment Company Act, the Securities and Exchange Commission could disagree with our assessment that we are not subject to the Investment Company Act and we could become regulated as an investment company for purposes of that act, which would substantially alter our operations and would adversely affect our business, financial condition, liquidity and results of operations.

Limited partners are limited in their ability to sell their units pursuant to our redemption program.

Any investor requesting repurchase of their units pursuant to our unit redemption program will be required to certify to us that such investor acquired the units by either (1) a purchase directly from us or (2) a transfer from the original subscriber by way of a bona fide gift not for value to, or for the benefit of, a member of the subscriber’s immediate or extended family or through a transfer to a custodian, trustee or other fiduciary for the account of the subscriber or his/her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or by operation of law. Limited partners should also be fully aware that our unit redemption program contains certain restrictions and limitations. Units will be redeemed on a monthly basis, pro rata among all limited partners requesting redemption in such month, with a priority given to redemptions upon the death or disability of a limited partner, next to limited partners who demonstrate, in the discretion of our general partner, another involuntary exigent circumstance, such as bankruptcy, and, finally, to other redemption requests. We will not redeem in excess of 5% of the weighted average number of units outstanding during the 12-month period immediately prior to the date of redemption. In addition, the cash available for redemption generally will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from our DRIP. Further, our general partner reserves the right to terminate, suspend, or amend the unit redemption program at any time. Therefore, limited partners should not assume that they will be able to sell any of their units back to us pursuant to our redemption program.

If limited partners are able to resell their units to us pursuant to our redemption program, they will likely receive substantially less than the fair market value for such units.

Except upon the death of a limited partner, the purchase price for units we repurchase under our redemption program, for the period beginning after a limited partner has held the units for a period of one year, will be (1) 92% of the purchase price for any units held less than two years, (2) 94% of the purchase price of any units held for at least two years but less than three years, (3) 96% of the purchase price of any units held at least three years but less than four years, (4) 98% of the purchase price of any units held at least four years but less than five years and (5) the lesser of the purchase price for any units held at least five years or the then-current fair market value of such units as determined by our annual valuations. In addition, the price we will pay for redeemed units will be offset by any net proceeds from capital transactions previously distributed to the redeeming limited partner as a return of capital. Accordingly, limited partners would likely receive less by selling their units back to us than they would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

Our limited partners’ interest in us may be diluted if the price we pay in respect of units redeemed under our unit redemption program exceeds the net asset value of our units.

The prices we may pay for units redeemed under our unit redemption program may exceed the net asset value of such units at the time of redemption. If this were to be the case, investors who do not elect or are unable to have some or all of their units redeemed under our unit redemption program would suffer dilution in the value of their units as a result of redemptions. We have created a reserve from our net interest income and net proceeds from capital transactions to recover some of the organization and offering expenses, including selling commissions and marketing support fees, we have incurred in connection with the Offering in order to cause the net asset value of the Partnership to be on parity with or greater than the amount we may pay for units under our unit redemption program. However, it is likely that non-redeeming unit holders will experience dilution as a result of redemptions which occur at a time when the net asset value has decreased, regardless of the reserve.

We will have broad discretion in how we use the net proceeds of the Offering.

We will have broad discretion in how to use the net proceeds of the Offering, and limited partners will be relying on our judgment regarding the application of these proceeds. Limited partners will not have the opportunity to evaluate the manner in which the net proceeds of the Offering are invested or the economic merits of particular assets to be acquired or loans to be made.

The general partner’s profits interest may create an incentive for the general partner to make speculative investments.

Because our general partner’s participation in cash available for distribution is largely subordinate to the payment of cumulative distributions to our limited partners, our general partner’s interest is not wholly aligned with those of our limited partners. The subordinated nature of our general partner’s interest means that our general partner is less likely to receive distributions if our investments result only in minimal returns. Our general partner’s subordinated profits interest in us may create an incentive for the general partner to cause us to make investments that have a higher potential return but are riskier or more speculative than would be the case in the absence of this profits interest.

We established the Offering price on an arbitrary basis; as a result, the subscription price for units, including the price at which units will be redeemed pursuant to our unit redemption programs, is not related to any independent valuation.

Our general partner has arbitrarily determined the selling price of the units, including the price at which units will be redeemed pursuant to our unit redemption program, and such price bears no relationship to our book or asset values, or to any other established criteria for valuing outstanding units of limited partnership interest or other ownership interests.

Payment of fees to our general partner and its affiliates will reduce cash available for investment and distribution.

Our general partner and its affiliates will perform services for us in connection with the offer and sale of the units, the selection and acquisition of our investments, and the administration of our investments. They will be paid fees for these services, which will reduce the amount of cash available for investment in properties or distribution to limited partners.

We are under no obligation to pay cash distributions. Distributions may be paid from capital and there can be no assurance that we will be able to pay or maintain cash distributions, or that distributions will increase over time.

There are many factors, including factors beyond our control, that can affect the availability and timing of cash distributions to limited partners. Distributions will be based principally on cash available from our loans, real estate securities and other investments. The amount of cash available for distributions will be affected by our ability to invest in mortgage loans, mezzanine loans or participations in loans as Offering proceeds become available, the yields on the mortgage loans in which we invest, amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income) and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We are under no obligation to pay cash distributions and we can provide no assurance that we will be able to pay or maintain distributions or that distributions will increase over time. Nor can we give any assurance that income from the loans we make or acquire, or in which we participate, will increase or that future investments will increase our cash available for distributions to limited partners. Our actual results may differ significantly from the assumptions used by our general partner in establishing the distribution rate to limited partners.

There are no limitations on our general partner’s ability to declare distributions in excess of available cash. We may fund our distributions from borrowings or the net proceeds of the Offering. Accordingly, the amount of distributions paid at any time may not reflect current cash flow from our investments. To the extent distributions are paid from the proceeds of the Offering or from borrowings, we will have less capital available to invest in mortgage loans, which may negatively impact our ability to make investments and substantially reduce current returns to our limited partners. In that event, we may not be able to invest the anticipated minimum of 85.44% of the proceeds of the Offering until such time as we have sufficient cash flows from operations to fund our distributions. In addition, our general partner, in its discretion, may reinvest or retain for working capital any portion of our cash on hand. We cannot assure limited partners that sufficient cash will be available to pay distributions to limited partners.

Adverse economic conditions will negatively affect our returns and profitability.

Our results may be affected by the following market and economic challenges, which may result from a continued or exacerbated general economic slowdown experienced by the nation as a whole or by the local economies where properties subject to our loans may be located:
•	poor economic conditions may result in a slowing of new home sales and corresponding lot purchases by builders resulting in defaults by borrowers under our loans; and
•	job transfers and layoffs may cause new home sales to decrease.

The length and severity of any economic downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

Risks Related to the Mortgage Lending Business

Defaults on our mortgage loans will reduce our income and limited partner distributions.

Because most of our assets are mortgage loans, failure of a borrower to pay interest or repay a loan will have adverse consequences on our income. For example,
•	failure by a borrower to repay loans or interest on loans will reduce our income and consequentially, distributions to our limited partners;
•	we are required to pay loan servicing fees to our general partner on delinquent loans;
•	we may not be able to resolve the default prior to foreclosure of the property securing the loan;
•	we may be required to expend substantial funds for an extended period to develop foreclosed properties;
•	the subsequent income and sale proceeds we receive from the foreclosed properties may be less than competing investments; and
•	the proceeds from sales of foreclosed properties may be less than our investments in the properties.

Investments in land development loans present additional risks compared to loans secured by operating properties.

We may invest up to 25% of the gross offering proceeds in loans to purchase or develop unimproved land. Unimproved land may be raw land with or without entitlements, or land with entitlements with or without improvements such as utilities, streets or curbs. Undeveloped land which is expected to produce income within two years is not considered unimproved land. Land development mortgage loans may be riskier than loans secured by improved properties, because:
•	the application of the loan proceeds to the development project must be assured;
•	during development, the property does not separate income for the borrower to make loan payments;
•	the completion of the planned development may require additional development financing by the borrower and may not be available;
•	depending on the sale of lots to homebuilders, demand for lots may decrease, causing the price of the lots to decrease;
•	there is no assurance that we will be able to sell unimproved land promptly if we are forced to foreclose upon it; and
•	lot sale contracts are generally not “specific performance” contracts, and the developer may have no recourse if a homebuilder elects not to purchase lots.

Investments in second, mezzanine and wraparound mortgage loans present additional risks compared to loans secured by first deeds of trust.

We expect that we will be the junior lender with respect to many of our loans. We will invest in second mortgage loans and, in some instances, mezzanine and wraparound mortgage loans. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Many of our loans will require balloon payments, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

Suitable mortgage loans may not be available to us from time to time, which could reduce the returns on our limited partners’ investments.

We receive referrals by commercial loan brokers and other referral sources. In the event that the supply of such referrals or new applicants decreases, the availability of loans for us to invest in would also decrease. Decreases in loan referrals or new applicants would typically occur in a recessionary economy, as there would be reduced activity in the real estate market and, hence, reduced demand for financing. Such decreases in the demand for mortgage loans could leave us with excess cash. In such instances, we plan to make short-term, interim investments with proceeds available from sales of units and hold these, pending investment in suitable mortgage loans. Interest returns on those investments are usually lower than on mortgage loans, which may reduce the yield to holders of units, depending on how long these non-mortgage investments are held.

      When we invest in non-mortgage, short-term investments using proceeds from the sale of units, the purchasers of those units will nevertheless participate equally in our distributions of income with holders of units whose sale proceeds have been invested in mortgage loans. This will favor, for a time, holders of units whose purchase monies were invested in non-mortgage investments, to the detriment of holders of units whose purchase monies are invested in normally higher-yielding mortgage loans.

The interest-only loans we make or acquire may be subject to greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We will make and acquire interest-only loans. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing mortgage loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrowers’ monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less diversity and may increase risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of 1% to 5% of the total amount raised in the Offering, or $2.5 million to $12.5 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our larger loans will not exceed an amount equal to 20% of the total capital contributions to be raised in the Offering.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower. We are permitted under the NASAA Guidelines to invest up to 20% of our Offering proceeds in loans to a single borrower, and we may choose to invest up to the maximum limit imposed upon us. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

Incorrect or changed property values could result in losses and decreased distributions to limited partners.

We depend primarily upon our real estate security to protect us on the loans that we make. We depend partly upon the skill of independent appraisers to value the security underlying our loans and partly upon our general partner’s internal underwriting and appraisal process. However, notwithstanding the experience of the appraisers selected by our general partner, they or the general partner may make mistakes, or regardless of decisions made at the time of funding, loan market conditions may deteriorate for various reasons, causing a decrease to the value of the security for our loans. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of our loan, thus reducing the amount of funds available to distribute to limited partners.

Changes in market interest rates may reduce our income and limited partner distributions.

A substantial portion of all of our loans will be fixed-interest rate loans. Market interest rates on investments comparable to the units could materially increase above the general level of our fixed-rate loans. Our distributions could then be less than the yield limited partners may obtain from these other investments. We will also make loans with variable interest rates, which will cause variations in the yield to us from these loans. All of our variable rate loans contain a floor rate not lower than the original interest rate. We may make loans with interest rate guarantee provisions in them, requiring a minimum period of months or years of earned interest even if the loan is paid off during the guarantee period. The duration of the guarantee is subject to negotiation and will likely vary from loan to loan. Other than these provisions, the majority of our loans will not include prepayment penalties for a borrower paying off a loan prior to maturity. The absence of a prepayment penalty in our loans may lead borrowers to refinance higher interest rate loans in a market of falling interest rates. This would then require us to reinvest the prepayment proceeds in loans or alternative short-term investments with lower interest rates and a corresponding lower yield to limited partners. All of these risks increase as the length of maturity of a loan increases and the amount of cash available for new higher interest loans decreases. A material increase in market interest rates could result in a decrease in the supply of suitable mortgage loans to us, as there will likely be fewer attractive transactions for borrowers and less activity in the marketplace.

Some losses that borrowers might incur may not be insured and may result in defaults that would increase our limited partners’ risks.

Our loans require that borrowers carry adequate hazard insurance for our benefit. Some events are, however, either uninsurable or insurance coverage is economically not practicable. Losses from earthquakes, floods or mudslides, for example, may be uninsured and cause losses to us on entire loans. If a borrower allows insurance to lapse, an event of loss could occur before we become aware of the lapse and have time to obtain insurance ourselves. Insurance coverage may be inadequate to cover property losses, even though our general partner imposes insurance requirements on borrowers that it believes are adequate.

Foreclosures create additional ownership risks to us of unexpected increased costs or decreased income.

When we acquire property by foreclosure, we have economic and liability risks as the owner, including:
•	less income and reduced cash flows on foreclosed properties than could be earned and received on mortgage loans;
•	selling the lots to homebuilders;
•	controlling development and holding expenses;
•	coping with general and local market conditions;
•	complying with changes in laws and regulations pertaining to taxes, use, zoning and environmental protections; and
•	possible liability for injury to persons and property.

If we were found to have violated applicable usury laws, we would be subject to penalties and other possible risks.

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws. There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our limited partners.

We have borrowed money to provide transitory indebtedness, which may increase our limited partners’ risks if default occurs.

We are permitted by our Partnership Agreement to borrow money to:
•	acquire or make mortgage loans;
•	prevent defaults under senior loans or discharge them entirely if that becomes necessary to protect our interests; or
•	assist in the development or sale of any real property, which we have taken over as a result of default.

In December 2006, we entered into the Revolving Credit Facility with Premier Bank, pursuant to which Premier Bank has provided us with a revolving credit facility permitting us to borrow up to an aggregate outstanding principal amount of $10.0 million. The Revolving Credit Facility is secured by a first priority lien upon all of our existing and future acquired assets. The Revolving Credit Facility maturity date is December 29, 2008

We utilize the Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, such as utilizing borrowings under the Revolving Credit Facility to fund identified investments pending receipt of proceeds from the sale of our units.  Proceeds from the sale of our units are being used to repay the Revolving Credit Facility.  We use the Revolving Credit Facility as a portfolio administration tool and not to provide long-term or permanent leverage on our investments. As of December 31, 2006, approximately $6.4 million was outstanding under the Revolving Credit Facility, and interest expense related to this was approximately $4,400.

We, and our limited partners face increased risk as a result of these and any future borrowings. If the interest rates we are able to charge on our mortgage loans decrease below the interest rates we must pay on our borrowings, payments of interest due on our borrowings will decrease our income otherwise available for distribution to limited partners. In addition, if one of our mortgage loans goes into default and we are unable to obtain repayment of the principal amount of the loan through foreclosure or otherwise, payments of principal required on our borrowings will decrease the amount of cash we have available and could reduce the amounts we otherwise would have available for repurchases of units from limited partners.

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general.

Our operating results will be subject to risks generally incident to the ownership of assets related to the real estate industry, including:
•	changes in interest rates and availability of permanent mortgage funds;
•	changes in general economic or local conditions;
•	changes in tax, real estate, environmental and zoning laws; and
•	periods of high interest rates and tight money supply.

For these and other reasons, we cannot assure limited partners that we will be profitable or that we will realize growth in the amount of income we receive from our investments.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We may provide financing for borrowers that will develop and construct improvements to land at a fixed contract price. We will be subject to risks relating to uncertainties associated with re-zoning for development and environmental concerns of governmental entities and/or community groups and our developer’s ability to control land development costs or to build infrastructure in conformity with plans, specifications and timetables deemed necessary by builders. The developer’s failure to perform may necessitate legal action by us to compel performance. Performance may also be affected or delayed by conditions beyond the developer’s control. Delays in completion of construction could also give builders the right to terminate preconstruction lot purchase contracts. These and other such factors can result in increased costs to the borrower that may make it difficult for the borrower to make payments to us. Furthermore, we must rely upon projections of lot take downs, expenses and estimates of the fair market value of property when evaluating whether to make development loans. If our projections are inaccurate, and we are forced to foreclose on a property, our return on our investment could suffer.

The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Under limited circumstances, a secured lender, in addition to the owner of real estate, may be liable for clean-up costs or have the obligation to take remedial actions under environmental laws, including, but not limited to, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA. Some of these laws and regulations may impose joint and several liability for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell such property or to use the property as collateral for future borrowing.

If we foreclose on a defaulted loan to recover our investment, we may become subject to environmental liabilities associated with that property if we participate in the management of that property or do not divest ourselves of the property at the earliest practicable time on commercially reasonable terms. Environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. It is possible that property on which we foreclose may contain hazardous substances, wastes, contaminants or pollutants that we may be required to remove or remediate in order to clean up the property. If we foreclose on a contaminated property, we may also incur liability to tenants or other users of neighboring properties. We cannot assure limited partners that we will not incur full recourse liability for the entire cost of removal and cleanup, that the cost of such removal and cleanup will not exceed the value of the property, or that we will recover any of these costs from any other party. It may be difficult or impossible to sell a property following discovery of hazardous substances or wastes on the property. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to limited partners.

Terrorist attacks or other acts of violence or war may affect the industry in which we operate, our operations, and our profitability.

Terrorist attacks may harm our results of operations and your investment. We cannot assure limited partners that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly or indirectly impact the value of the property underlying our loans. Losses resulting from these types of events are generally uninsurable. Moreover, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They could also result in economic uncertainty in the United States or abroad. Adverse economic conditions resulting from terrorist activities could negatively impact borrowers’ ability to repay loans we make to them or harm the value of the property underlying our loans, both of which would impair the value of our investments and decrease our ability to make distributions to limited partners.

We will be subject to risks related to the geographic concentration of the properties securing the loans and equity investments we make.

While we intend to enter into loans and agreements with respect to properties throughout the United States, we have thus far funded loans relating to properties located in Texas and Colorado. We also expect to enter into transactions with respect to properties located in Arizona and Florida, because we are most familiar with the real estate markets in these areas. If the residential real estate market or general economic conditions in these geographic areas declines, the developers’ ability to sell completed project parcels located in these areas may be impaired, we may experience a greater rate of default on the loans we make with respect to properties in these areas and the value of the parcels that secure our loans in these areas could decline. Any of these events could materially adversely affect our business, financial condition or results of operations more so than if our investments were more geographically diversified.

We will be subject to a number of legal and regulatory requirements.

Federal and state lending laws and regulations generally regulate interest rates and many other aspects of real estate loans and contracts. Violations of those laws and regulations could materially adversely affect our business, financial condition and results of operations. We cannot predict the extent to which any law or regulation that may be enacted or enforced in the future may affect our operations. In addition, the costs to comply with these laws and regulations may adversely affect our profitability. Future changes to the laws and regulations affecting us, including changes to mortgage laws and securities laws and changes to the Internal Revenue Code applicable to the taxation of limited partnerships, could make it more difficult or expensive for us to comply with such laws or otherwise harm our business.

Federal Income Tax Risks

The Internal Revenue Service may challenge our characterization of material tax aspects of limited partners’ investments in our units.

An investment in units involves material income tax risks. Limited partners are urged to consult with their own tax advisor with respect to the federal, state and foreign tax considerations of an investment in our units. We will not seek any rulings from the Internal Revenue Service regarding any of the tax issues discussed herein.

Investors may realize taxable income without cash distributions, and limited partners may have to use funds from other sources to pay their tax liabilities.

Limited partners will be required to report their allocable share of our taxable income on their personal income tax return regardless of whether they have received any cash distributions from us. It is possible that limited partners’ units will be allocated taxable income in excess of their cash distributions. We intend to establish reserves for working capital, our unit redemption program and to recover some of the organization and offering expenses incurred in connection with the Offering. The establishment and maintenance of these reserves will reduce the amount of cash otherwise distributable to limited partners and could result in limited partners not being distributed cash equal to their taxable income that results from the allocation of income from us. Further, if limited partners participate in our DRIP, they will be allocated their share of our net income, including net income allocable to units acquired pursuant to our DRIP, even though they will receive no cash distributions from us. We cannot assure limited partners that cash flow will be available for distribution in any year. As a result, limited partners may have to use funds from other sources to pay their tax liability.

We could be characterized as a publicly traded partnership, which would have an adverse tax effect on limited partners.

If the Internal Revenue Service were to classify us as a publicly traded partnership, we could be taxable as a corporation, and distributions made to limited partners could be treated as portfolio income to limited partners rather than passive income. We cannot assure limited partners that the Internal Revenue Service will not challenge our conclusion that we will not be classified as a publicly traded partnership or that we will not, at some time in the future, be treated as a publicly traded partnership due to the following factors:
•	the complex nature of the Internal Revenue Service safe harbors;
•	the lack of interpretive guidance with respect to such provisions; and
•	the fact that any determination in this regard will necessarily be based upon facts that have not yet occurred.

        The deductibility of losses will be subject to passive loss limitations, and therefore their deductibility will be limited.

Limited partnership units will be allocated their pro rata share of our tax losses. Section 469 of the Internal Revenue Code limits the allowance of deductions for losses attributable to passive activities, which are defined generally as activities in which the taxpayer does not materially participate. Any tax losses allocated to investors will be characterized as passive losses, and accordingly, the deductibility of such losses will be subject to these limitations. Losses from passive activities are generally deductible only to the extent of a taxpayer’s income or gains from passive activities and will not be allowed as an offset against other income, including salary or other compensation for personal services, active business income or “portfolio income,” which includes non-business income derived from dividends, interest, royalties, annuities and gains from the sale of property held for investment. Accordingly, limited partners may receive no current benefit from their share of tax losses unless they are currently being allocated passive income from other sources.

 The Internal Revenue Service may challenge our allocations of profit and loss, and any reallocation of items of income, gain, deduction and credit could reduce anticipated tax benefits.

We cannot assure limited partners that the Internal Revenue Service will not successfully challenge the allocations in the Partnership Agreement and reallocate items of income, gain, loss, deduction and credit in a manner that reduces anticipated tax benefits. The tax rules applicable to allocation of items of taxable income and loss are complex. The ultimate determination of whether allocations adopted by us will be respected by the Internal Revenue Service will depend upon facts that will occur in the future and that cannot be predicted with certainty or completely controlled by us. If the allocations we use are not recognized, limited partners could be required to report greater taxable income or less taxable loss with respect to an investment in us and, as a result, pay more tax and associated interest and penalties. Our limited partners might also be required to incur the costs of amending their individual returns.

We may be audited, which could result in the imposition of additional tax, interest and penalties.

Our federal income tax returns may be audited by the Internal Revenue Service. Any audit of us could result in an audit of limited partners’ tax returns that may require adjustments of items unrelated to their investment in us, in addition to adjustments to various Partnership items. In the event of any such adjustments, limited partners might incur attorneys’ fees, court costs and other expenses contesting deficiencies asserted by the Internal Revenue Service. Limited partners may also be liable for interest on any underpayment and penalties from the date their taxes were originally due. The tax treatment of all Partnership items will generally be determined at the partnership level in a single proceeding rather than in separate proceedings with each partner, and our general partner is primarily responsible for contesting federal income tax adjustments proposed by the Internal Revenue Service. In this connection, our general partner may extend the statute of limitations as to all partners and, in certain circumstances, may bind the partners to a settlement with the Internal Revenue Service. Further, our general partner may cause us to elect to be treated as an electing large partnership. If it does, we could take advantage of simplified flow-through reporting of Partnership items. Adjustments to Partnership items would continue to be determined at the partnership level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Our general partner will have the discretion in such circumstances either to pass along any such adjustments to the partners or to bear such adjustments at the partnership level.

State and local taxes and a requirement to withhold state taxes may apply, and if so, the amount of net cash from operations payable to limited partners would be reduced.

The state in which a limited partner resides may impose an income tax upon such limited partner’s share of our taxable income. Further, states in which we will own properties acquired through foreclosure may impose income taxes upon a limited partner’s share of our taxable income allocable to any Partnership property located in that state. Many states have also implemented or are implementing programs to require partnerships to withhold and pay state income taxes owed by non-resident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable to limited partners. Limited partners may also be required to file income tax returns in some states and report their share of income attributable to ownership and operation by the Partnership of properties in those states. In the event we are required to withhold state taxes from limited partners’ cash distributions, the amount of the net cash from operations otherwise payable to limited partners would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses that would have the effect of reducing cash available for distribution to limited partners. Limited partners are urged to consult with their own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements on an investment in our units.

Legislative or regulatory action could adversely affect limited partners.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our units. Additional changes to the tax laws are likely to continue to occur, and we cannot assure limited partners that any such changes will not adversely affect their taxation. Any such changes could have an adverse effect on an investment in our units or on the market value or the resale potential of our properties. Limited partners are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in units and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our units.

There are special considerations that apply to pension or profit sharing trusts or IRAs investing in our units, including potential adverse effects under ERISA and the Internal Revenue Code.

If limited partners are investing the assets of a pension, profit sharing, 401(k), Keogh or other qualified retirement plan, or the assets of an IRA, in our units of limited partnership interest, they should satisfy themselves that, among other things:
•	their investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;
•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;
•	their investment satisfies the prudence and diversification requirements of ERISA;
•	their investment will not impair the liquidity of the plan or IRA;
•	their investment will not produce UBTI for the plan or IRA;
•	they will be able to value the assets of the plan annually in accordance with ERISA requirements; and
•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

We may terminate the Offering or dissolve UDF III if our assets are deemed to be “plan assets” or if we engage in prohibited transactions.

If our assets were deemed to be assets of qualified plans investing as limited partners, known as “plan assets,” our general partner would be considered to be a plan fiduciary and certain contemplated transactions between our general partner or its affiliates and us may be deemed to be prohibited transactions subject to excise taxation under Section 4975 of the Internal Revenue Code.

Additionally, if our assets were deemed to be plan assets, ERISA’s fiduciary standards would extend to the general partner as a plan fiduciary with respect to our investments. We have not requested an opinion of our counsel regarding whether or not our assets would constitute plan assets under ERISA, nor have we sought any rulings from the U.S. Department of Labor (the “Department of Labor”) regarding classification of our assets.

Department of Labor regulations defining plan assets for purposes of ERISA contain exemptions that, if satisfied, would preclude assets of a limited partnership such as ours from being treated as plan assets. We cannot assure limited partners that our Partnership Agreement and the Offering have been structured so that the exemptions in such regulations would apply to us, and although our general partner intends that an investment by a qualified plan in units will not be deemed an investment in our assets, we can make no representations or warranties of any kind regarding the consequences of an investment in our units by qualified plans in this regard. Plan fiduciaries are urged to consult with and rely upon their own advisors with respect to this and other ERISA issues that, if decided adversely to us, could result in prohibited transactions, which would cause the imposition of excise taxation and the imposition of co-fiduciary liability under Section 405 of ERISA in the event actions undertaken by us are deemed to be non-prudent investments or prohibited transactions.

In the event our assets are deemed to constitute plan assets, or if certain transactions undertaken by us are deemed to constitute prohibited transactions under ERISA or the Internal Revenue Code and no exemption for such transactions applies or is obtainable by us, our general partner has the right, but not the obligation, upon notice to all limited partners, but without the consent of any limited partner to:

•	terminate the Offering;
•	compel a termination and dissolution of UDF III; or
•
restructure our activities to the extent necessary to comply with any exemption in the Department of Labor regulations or any prohibited transaction exemption granted by the Department of Labor or any condition that the Department of Labor might impose as a condition to granting a prohibited transaction exemption.

Adverse tax considerations may result because of minimum distribution requirements.

If limited partners intend to purchase units through their IRA, or if limited partners are a trustee of an IRA or other fiduciary of a retirement plan considering an investment in units, they must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our investments have not generated sufficient income at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units without any corresponding cash distributions with which to pay the income tax liability attributable to any such distribution. Also, fiduciaries of a retirement plan should consider that, for distributions subject to mandatory income tax withholding under Section 3405 of the Internal Revenue Code, the fiduciary may have an obligation, even in situations involving in-kind distributions of units, to liquidate a portion of the in-kind units distributed in order to satisfy such withholding obligations. There may also be similar state and/or local tax withholding or other obligations that should be considered.

UBTI may be generated with respect to tax-exempt investors.

We may incur indebtedness, which will cause re-characterization of a portion of our income allocable to tax-exempt investors as UBTI. If we generate UBTI, a trustee of a charitable remainder trust that has invested in us will lose its exemption from income taxation with respect to all of its income for the tax year in question. A tax-exempt limited partner other than a charitable remainder trust that has UBTI in any tax year from all sources of more than $1,000 will be subject to taxation on such income and be required to file tax returns reporting such income.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not maintain any physical properties.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our limited partnership units, and we do not expect that one will develop. This illiquidity creates a risk that a limited partner may not be able to sell units at a time or price acceptable to the limited partner. For the first two full fiscal years following the termination of the Offering, the value of our units will be deemed to be $20 and no valuation or appraisal work will be undertaken. Thereafter, we will prepare annual valuations of our units based upon the average weighted units outstanding divided into the sum of: (1) the unpaid principal balance of our performing loans, plus (2) cash balances, plus (3) appraised value of real estate owned as of the close of our fiscal year. Such estimated property values will be based upon annual valuations performed by the general partner, and no independent property appraisals will be obtained. While our general partner is required under the Partnership Agreement to obtain the opinion of an independent third party stating that its estimates of value are reasonable, the unit valuations provided by our general partner may not satisfy the technical requirements imposed on plan fiduciaries under ERISA. Similarly, the unit valuations provided by our general partner may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift, or otherwise) valuation purpose as an indicator of the fair market value of the units.

There can be no assurance, however, with respect to any estimate of value that we prepare, that:
•	the estimated value per unit would actually be realized by limited partners upon liquidation, because these estimates do not necessarily indicate that all loans will be paid in full;
•	our limited partners would be able to realize estimated net asset values if they were to attempt to sell their units, because no public market for our units exists or is likely to develop; or
•	that the value, or method used to establish value, would comply with ERISA or the Internal Revenue Code requirements

Unit Redemption Program

Our Partnership Agreement includes a unit redemption program. Limited partners who have held their units for at least one year may receive the benefit of limited liquidity by presenting for redemption all or a portion of their units to us at any time in accordance with the procedures outlined herein. At that time, we may, subject to the conditions and limitations described below, redeem the units presented for redemption for cash to the extent that we have sufficient funds from operations available to us to fund such redemption.

Except as described below for redemptions upon the death of a limited partner (wherein the minimum holding period may be waived by our general partner), the purchase price for the redeemed units, for the period beginning after a limited partner has held the units for a period of one year, will be (1) 92% of the purchase price actually paid for any units held less than two years, (2) 94% of the purchase price actually paid for any units held for at least two years but less than three years, (3) 96% of the purchase price actually paid for any units held at least three years but less than four years, (4) 98% of the purchase price actually paid for any units held at least four years but less than five years and (5) the lesser of the purchase price actually paid for any units held at least five years or the then-current fair market value of such units as determined by the most recent annual valuation of our units. The price we will pay for redeemed units will be offset by any net proceeds from capital transactions previously distributed to the redeeming limited partner in respect of such units as a return of his or her capital contributions. In no event will the total amount paid for redeemed units, including any net proceeds from capital transactions previously distributed to the redeeming limited partner in respect of the redeemed units as a return of capital, exceed the then-current offering price. Distributions of cash available for distribution from our operations will not effect the price we will pay in respect of our redeemed units. Although we do not intend to make distributions in excess of available cash, we are not precluded from doing so. Any such distributions would be a return of capital to limited partners and would offset the price we will pay for redeemed units. Our general partner reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a limited partner or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend and/or reestablish our unit redemption program.

In addition, and subject to the conditions and limitations described below, we will redeem units upon the death of a limited partner who is a natural person, including units held by such limited partner through an IRA or other retirement or profit-sharing plan, after receiving written notice from the estate of the limited partner or the recipient of the units through request or inheritance. We must receive such written notice within 180 days after the death of the limited partner. If spouses are joint registered holders of units, the request to redeem the units may be made if either of the registered holders dies. If the limited partner is not a natural person, such as a trust, partnership, corporation or other similar entity, the right of redemption upon death does not apply.

The purchase price for units redeemed upon the death of a limited partner will be the lesser of (1) the price the limited partner actually paid for the units or (2) the then-current fair market value of the units as determined by the most recent annual valuation of our units. The price we will pay for units redeemed upon the death of a limited partner will be offset by any net proceeds from capital transactions previously distributed to the deceased limited partner, or his or her estate, in respect of such units as a return of capital contributions. In no event will the total amount paid for redeemed units, including any net proceeds from capital transactions previously distributed to the deceased limited partner, or his or her estate, in respect of the redeemed units as a return of capital, exceed the then-current offering price. Distributions of cash available for distribution from our operations will not effect the price we will pay in respect of our redeemed units. Although we do not intend to make distributions in excess of available cash, we are not precluded from doing so. Any such distributions would be a return of capital to limited partners and would offset the price we will pay for redeemed units.

We will redeem units upon the death or bankruptcy of a limited partner only to the extent that we decide to waive any applicable holding period requirements and have sufficient funds available to us to fund such redemption.

Our unit redemption program, including the redemption upon the death of a limited partner, is available only for limited partners who purchase their units directly from us or certain transferees, and is not intended to provide liquidity to any limited partner who acquired his or her units by purchase from another limited partner. In connection with a request for redemption, the limited partner or his or her estate, heir or beneficiary will be required to certify to us that the limited partner either (1) acquired the units to be repurchased directly from us or (2) acquired such units from the original subscriber by way of a bona fide gift not for value to, or for the benefit of, a member of the subscriber’s immediate or extended family (including the subscriber’s spouse, parents, siblings, children or grandchildren and including relatives by marriage) or through a transfer to a custodian, trustee or other fiduciary for the account of the subscriber or members of the subscriber’s immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or operation of law.

We intend to redeem units monthly under the program. We will not redeem in excess of 5% of the weighted average number of units outstanding during the prior twelve-month period immediately prior to the date of redemption. Our general partner will determine from time to time whether we have sufficient excess cash from operations to repurchase units. Generally, the cash available for redemption will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from our DRIP. Our general partner, in its sole discretion, may choose to terminate or suspend our unit redemption program at any time it determines that such termination or suspension is in our best interest or to reduce the number of units purchased under the unit redemption program if it determines that the funds otherwise available to fund our unit redemption program are needed for other purposes. These limitations apply to all redemptions, including redemptions upon the death of a limited partner.

We cannot guarantee that the funds set aside for the unit redemption program will be sufficient to accommodate all requests made in any year. If we do not have such funds available at the time when redemption is requested, the limited partner or his or her estate, heir or beneficiary can (1) withdraw the request for redemption, or (2) ask that we honor the request at such time, if any, when sufficient funds become available. Such pending requests will be honored among all requesting limited partners in any given redemption period, as follows: first, pro rata as to redemptions upon the death of a limited partner; next, pro rata as to redemptions to limited partners who demonstrate, in the discretion of our general partner, another involuntary exigent circumstance, such as bankruptcy; and, finally, pro rata as to other redemption requests, if any, until all other requests for redemption have been met.

A limited partner or his or her estate, heir or beneficiary may present to us fewer than all of its units then-owned for redemption, provided, however, that the minimum number of units that must be presented for redemption shall be at least 25% of the holder’s units. A limited partner who wishes to have units redeemed must mail or deliver to us a written request on a form provided by us and executed by the limited partner, its trustee or authorized agent. An estate, heir or beneficiary that wishes to have units redeemed following the death of a limited partner must mail or deliver to us a written request on a form provided by us, including evidence acceptable to our general partner of the death of the limited partner, and executed by the executor or executrix of the estate, the heir or beneficiary, or their trustee or authorized agent. If the units are to be redeemed under the conditions outlined herein, we will forward the documents necessary to affect the redemption, including any signature guaranty we may require.

Our unit redemption program is only intended to provide limited interim liquidity for our limited partners until our liquidation, since there is no public trading market for your units and we do not expect that any market for your units will ever develop. Units owned by our general partner or its affiliates will not be redeemed pursuant to our unit redemption program. Neither our general partner nor any of its affiliates will receive any fee on the repurchase of units by us pursuant to the unit redemption program.

We will cancel the units we purchase under the unit redemption program and will not reissue the units unless they are first registered with the Securities and Exchange Commission under the Securities Act and under appropriate state securities laws or otherwise issued in compliance with such laws and our Partnership Agreement.

The foregoing provisions regarding the unit redemption program in no way limit our ability to repurchase units from limited partners by any other legally available means for any reason that our general partner, in its discretion, deem to be in our best interest.

As of December 31, 2006, no limited partnership units had been redeemed.

Holders

As of March 23, 2007, we had 1,389,767 limited partnership units outstanding that were held by a total of approximately 755 limited partners.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan pursuant to which investors may elect to have a portion of the full amount of their distributions from us reinvested in additional units. We are offering 5,000,000 units for sale pursuant to our DRIP at $20 per unit, which will be available only until the termination of the Offering, which is anticipated to be May 15, 2008, unless extended by our general partner. Our general partner has the discretion to extend the offering period for the units being offered pursuant to this prospectus under our DRIP.

Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering). Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions. Monthly distributions are currently paid to the limited partners as a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership. Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners. Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners. It is the intent of management to monitor and distribute such surplus, if any, on an annual basis.

The chart below summarizes the amount of distributions to our general partner and limited partners and the retained earnings surplus as of December 31, 2006:

General Partner	$15,500
Limited Partners	$99,700	(1)
Retained Earnings Surplus	$6,800

(1) approximately $65,400 paid in cash and approximately $34,300 paid through the issuance of 1,715 units of limited partnership interest under the DRIP.

There can be no assurance that future cash flow will support distributions at the current rate. We expect to continue to make distributions from cash available.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

On May 15, 2006, our Registration Statement on Form S-11 (Registration No. 333-127891), covering a public offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20 per unit. The aggregate offering price for the units is $350.0 million.

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

On July 3, 2006, we satisfied the escrow conditions in connection with the Offering and accepted our initial public subscribers as limited partners. Since such time, we have admitted, and intend to continue to admit, new investors at least monthly. As of December 31, 2006, we had accepted subscriptions and issued 659,476.16 units of limited partnership interest to limited partners, with gross proceeds of approximately $13.2 million distributed to us. We also had issued 1,715 units in accordance with our DRIP. The net offering proceeds to us, after deducting approximately $1.5 million of offering costs, are approximately $11.7 million. Of the offering costs, approximately $500,000 was paid to our general partner or affiliates of our general partner for organizational and offering expenses, and approximately $1.0 million was paid to non-affiliates for commissions and dealer fees. As of December 31, 2006, we had used approximately $10.5 million of the offering proceeds to originate loans. We paid our general partner approximately $317,000 for acquisition and origination fee expenses associated with such loans.

Item 6. Selected Financial Data.

We present below selected financial information. We encourage you to read the financial statements and the notes accompanying the financial statements in the Annual Report. This information is not intended to be a replacement for the financial statements.
		Period from
		June 13, 2005 (Inception)
	Year Ended	Through
	December 31, 2006	December 31, 2005
OPERATING DATA
Revenues	$459,268	$-
Expenses	130,869	-
Net Income	$328,399	$-

Earnings per unit, basic and diluted	$2.53	$-

	As of	As of
	December 31, 2006	December 31, 2005
BALANCE SHEET DATA
Mortgage notes receivable	$11,422,063	$-
Mortgage notes receivable - related party	6,328,010	-
Deferred offering costs	2,047,133	447,765
Other assets	1,434,448	1,000
Total assets	$21,231,654	$448,765

Line-of-credit	$6,436,402	$-
Accrued liabilities - related party	2,238,805	447,765
Other liabilities	657,856	-
Total liabilities	9,333,063	447,765
Partners' capital	11,898,591	1,000
Total liabilities and partners’ capital	$21,231,654	$448,765

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

Overview

On May 15, 2006, our Registration Statement on Form S-11, covering the offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20 per unit. Initial subscription payments were placed in an account held by the escrow agent and held in trust, pending release to the Partnership after the Partnership had received and accepted subscriptions for a minimum of $1.0 million. As of July 3, 2006, we had received subscriptions in excess of our minimum offering amount, and thus, we accepted such subscriptions, released the funds from escrow and issued units of limited partnership interest to the initial subscribers.

We will experience a relative increase in liquidity as subscriptions for units are received and accepted and as our Revolving Credit Facility is used to provide transitory indebtedness, and a relative decrease in liquidity as offering proceeds are expended in connection with the funding and acquisition of mortgage loans, as amounts drawn under our Revolving Credit Facility are repaid, and as we pay or reimburse selling commissions and other organization and offering expenses.

The net proceeds of the Offering will provide funds to enable us to fund or acquire loans. In addition, we may utilize the Revolving Credit Facility to fund investments pending receipt of Offering net proceeds and use the net proceeds of the Offering to repay the Revolving Credit Facility. The number of loans we fund or acquire will depend upon the number of units sold and the resulting amount of the net proceeds available for investment in loans. In the event that the Offering is not fully sold, our ability to diversify our investments may be diminished.

Until required for the funding or acquisition of loans or the repayment of our Revolving Credit Facility, net offering proceeds will be kept in short-term, liquid investments. Our general partner, although not required to, has established retained earnings reserves from gross offering proceeds out of cash flow generated by loans. Further, our general partner may establish reserves from gross offering proceeds, cash flow generated by loans or out of net proceeds from loan repayments.

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

Revenue Recognition

Interest income on mortgage investments is recognized over the life of the loan and recorded on the accrual basis. Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. As of December 31, 2006, we were accruing interest on all mortgage notes receivable.

Credit enhancement fee - related party income is generated by a limited guaranty agreement with United Mortgage Trust, an affiliate of our general partner, whereby we agree to guarantee the repayment of an amount up to $30.0 million with respect to a secured line of credit between United Mortgage Trust and UDF I, another affiliate of our general partner. See “- Off-Balance Sheet Arrangements,” below. Such income is recognized on a monthly basis as collectibility is deemed probable. As of December 31, 2006, UDF III was recognizing all credit enhancement fee income on its limited guaranty.

The Partnership generates mortgage and transaction service revenues by originating mortgage notes receivable and other loans. In accordance with Statement of Financial Accounting Standards (“SFAS”) 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, the Partnership defers recognition of income from nonrefundable commitment fees less three percent placement fee paid to the general partner to provide for processing and origination costs associated with mortgage notes receivable held by the Partnership and recognizes into income on a straight-line basis over the expected life of such notes. As of December 31, 2006, approximately $31,000 of net deferred fees have been offset against mortgage notes receivable.

Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable and mortgage notes receivable - related party. We periodically perform detailed reviews of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses based on historical and current trends and other factors affecting credit losses. We charge additions to the allowance for loan losses to current period earnings through the provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance. We exercise significant judgment in estimating the timing, frequency and severity of losses, which could materially affect the provision for loan losses and, therefore, net income. No allowance for loan losses is recorded as of December 31, 2006.

Mortgage Notes Receivable and Mortgage Notes Receivable - Related Party

Mortgage notes receivable and mortgage notes receivable - related party are recorded at the lower of cost or estimated net realizable value. The mortgage investments are collateralized by land and related improvements to residential property owned by the borrowers and/or the ownership interests of the borrower. Currently, the mortgage notes receivable have a term ranging from six to 49 months. None of such mortgages are insured or guaranteed by a federally owned or guaranteed mortgage agency. We originate and/or acquire all mortgage notes receivable and intend to hold the mortgage notes receivable for the life of the notes.

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering). Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions. Monthly distributions are currently paid to the limited partners as a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership. Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners. Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners. It is the intent of management to monitor and distribute such surplus, if any, on an annual basis. As of December 31, 2006, we had approximately $6,800 surplus in retained earnings, which is included in our limited partners’ capital account.

Results of Operations

 We commenced active operations on July 3, 2006, after we satisfied the escrow condition in connection with the Offering. As a result, our results of operations for the year ended December 31, 2006 are not comparable to the results of operations for the period from June 13, 2005 (Inception) through December 31, 2005. As there was no operational activity from the period from June 13, 2005 (Inception) through December 31, 2005, the only results presented are for the year ended December 31, 2006.

Revenues

Interest income, mortgage transaction service revenues and credit enhancement - related party fees for the year ended December 31, 2006 were approximately $317,500, $66,200, and $75,600, respectively. On July 3, 2006, we satisfied the escrow conditions in connection with the Offering. Satisfying these escrow conditions resulted in the Partnership having funds available to originate mortgage notes receivable during 2006. We expect revenues to increase in 2007 as we continue to raise proceeds from the Offering and invest the proceeds in revenue-generating loans.

Expenses

Interest expense and general and administrative expenses for the year ended December 31, 2006 were approximately $4,400 and $126,400, respectively. We utilize our Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of Partnership units.  We use the Revolving Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments. Interest expense represents interest associated with our Revolving Credit Facility. The increase in the general and administrative expense primarily relates to the costs associated with our directors’ and officers’ insurance premiums, as well as legal and accounting fees.

We intend to grow our portfolio in conjunction with the increase in proceeds from the Offering and utilizing our Revolving Credit Facility. Such proceeds will be deployed in a diversified manner to the borrowers and markets in which we have experience and as markets dictate in accordance with the economic factors conducive for a stable residential market. We expect interest expense, placement fees to related parties and general and administrative expenses to increase in 2007 commensurate with the growth of our portfolio.

Cash Flow Analysis

We commenced active operations on July 3, 2006, after we satisfied the escrow condition in connection with the Offering. As a result, our cash flows for the year ended December 31, 2006 are not comparable to the cash flows for the period from June 13, 2005 (Inception) through December 31, 2005. As there was no active operations from the period from June 13, 2005 (Inception) through December 31, 2005, the only cash flows presented are for the year ended December 31, 2006.

Cash flows provided by operating activities for the year ended December 31, 2006 were approximately $224,000 and were primarily generated by the increase in net income.

Cash flows used in investing activities for the year ended December 31, 2006 were approximately $17.8 million, resulting from the origination of mortgage notes receivable.

Cash flows provided by financing activities for the year ended December 31, 2006 were approximately $18.2 million. This was the result primarily of funds received from the issuance of limited partnership units and net proceeds from the Revolving Credit Facility.

Our cash and cash equivalents were approximately $672,100 as of December 31, 2006.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) our administrative expenses (3) debt service on senior indebtedness required to preserve our collateral position and (4) utilization of our Revolving Credit Facility. We expect that our liquidity will be provided by (1) loan interest, transaction fees and credit enhancement fee payments, (2) loan principal payments, (3) proceeds from the sale of units of our limited partnership interest, (4) sale of loan pools through securitization and direct sale of loans, (5) proceeds from our DRIP, and (6) credit lines available to us.

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

Increased liquidity needs could result in the liquidation of loans to raise cash, thereby reducing the number and amount of loans outstanding and the resultant earnings realized. We have secured a Revolving Credit Facility that is utilized as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves.

Subscription proceeds are held in escrow until investors are admitted as limited partners. We continue to admit new limited partners. Amounts associated with non-admitted subscriptions are reflected in “Restricted cash” and “Escrow payable” on our balance sheet.

Material Trends Affecting Our Business

We are a real estate finance limited partnership and derive a substantial portion of our income by originating, purchasing, participating in and holding for investment mortgage loans made directly by us to persons and entities for the acquisition and development of real property as single-family residential lots that will be marketed and sold to home builders. We intend to concentrate our lending activities in the southeast and southwest sections of the United States, particularly in Texas, Florida and Arizona. We believe these areas continue to experience a strong demand for new construction of single-family homes; however, the U.S. housing market has suffered declines in recent months, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation. Additionally, we intend to concentrate our lending activities with national homebuilders and large regional homebuilders and developers who sell single-family residential home lots to such national and regional homebuilders. National and large regional homebuilders are expected to reduce the number of new homes constructed in 2007 as compared to 2006. We expect to see continued healthy demand for our products as the supply of finished new homes and land are once again aligned with our market demand.

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

Our general partner is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting residential real estate and interest rates generally, that it reasonably anticipates to have a material impact on either the income to be derived from our investments in mortgage loans and entities that make mortgage loans, other than those referred to in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
In October 2006, we entered into a limited guaranty, effective as of September 1, 2006, for the benefit of United Mortgage Trust, a real estate investment trust organized under the laws of the state of Maryland, or its permitted successors and assigns (the “UDF III Guarantee”), and entered into a letter agreement with respect to a credit enhancement fee related to the UDF III Guarantee by and between UDF I and us (the “UDF III Credit Enhancement Fee Agreement”). Pursuant to the UDF III Guarantee, we have guaranteed the repayment of an amount up to $30.0 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDF I. In exchange for that guarantee, and pursuant to the UDF III Credit Enhancement Fee Agreement, UDF I will pay us each month in arrears an amount equal to one-quarter of one percent (0.25%) of the maximum liability amount. The maximum liability amount is equal to the maximum amount of our exposure pursuant to the UDF III Guarantee; provided, that (i) on or before December 31, 2006, in no event shall the maximum liability amount for the purposes of the payment of the credit enhancement fee be less than $5.0 million, and (ii) if the amount of net proceeds raised by us in connection with our public offering of limited partnership interests exceeds $5.0 million on the date of calculation, then the maximum liability amount for the purposes of the payment of the credit enhancement fee shall not exceed the amount of net proceeds so raised by us through such date. In addition, our guarantee is reduced $1.00 for every $1.00 by which the total partners’ equity in UDF I exceeds $30.0 million. As of December 31, 2006, UDF I total partners’ equity was $33,665,144; thus the exposure under the UDF III Guaranty as of December 31, 2006 was $26,334,856.

An affiliate of Land Development serves as the advisor to United Mortgage Trust.

As of December 31, 2006, we had recognized as “Credit enhancement fees - related party” revenue of approximately $75,600.

Contractual Obligations

As of December 31, 2006, we had funded seven loans totaling approximately $17.3 million. We have approximately $6.8 million of commitments to be funded under the terms of mortgage notes receivable.

Subsequent Events
On March 20, 2007, the Partnership acquired from McDougal Family Partnership, Ltd., a Texas limited partnership (“MFP”), a loan from MFP to Llano Development Company, a Texas corporation (the “Borrower”), in the original principal amount of $4,000,000 (the “Loan”). The Loan was acquired pursuant to a Note Purchase, Assignment and Assumption Agreement (the “Purchase Agreement”) and related purchase documents executed between the Partnership and MFP.
Concurrently with the execution of the Purchase Agreement, the Partnership and the Borrower modified the terms of the Loan pursuant to a Second Modification and Extension Agreement (the “Modification Agreement”) and related loan documents executed between the Partnership and the Borrower. Pursuant to the terms of the Modification Agreement, the Partnership agreed to fund up to an additional $4,000,000 to the Borrower and increase the principal amount of the Loan to $7,500,000. The outstanding principal amount of the Loan accrues interest at a base rate equal to 16% per annum, payable monthly. The outstanding principal balance of the Loan plus all accrued, unpaid interest thereon is due and payable on the maturity date, March 20, 2010.
The Borrower’s obligations under the Loan are secured by, among other things, first lien deeds of trust filed on certain property located in Lubbock County, Texas, which were assigned by MFP to the Partnership in connection with the Purchase Agreement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

    Market risk is the exposure to loss resulting from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. A significant market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Changes in interest rates may impact both demand for our real estate finance products and the rate of interest on the loans we make. Another significant market risk is the market price of finished lots. The market price of finished lots is driven by the demand for new single-family homes and the supply of unsold homes and finished lots in a market. The change in one or both of these factors can have a material impact on the cash realized by our borrowers and resulting collectibility of our loans and interest.

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

As of December 31, 2006, our mortgage notes receivable and mortgage notes receivable - related party of approximately $11.4 million and $6.3 million, respectively, were all at fixed interest rates, and thus, such mortgage notes receivable are not subject to change in future earnings, fair values or cash flows.

We seek to mitigate our single-family lot and residential homebuilding market risk by closely monitoring economic, project market, and homebuilding fundamentals. We review a variety of data and forecast sources, including public reports of homebuilders, mortgage originators and real estate finance companies; financial statements of developers; project appraisals; proprietary reports on primary and secondary housing market data, including land, finished lot, and new home inventory and prices and concessions, if any; and information provided by government agencies, the Federal Reserve Bank, the National Association of Home Builders, the National Association of Realtors, public and private universities, corporate debt rating agencies, and institutional investment banks regarding the homebuilding industry and the prices of and supply and demand for single-family residential homes.

In addition, we further seek to mitigate our single-family lot and residential homebuilding market risk by assigning an asset manager to each mortgage note. This asset manager is responsible for monitoring the progress and performance of the developer and the project as well as assessing the status of the marketplace and value of our collateral securing repayment of our mortgage loan.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item 8 is hereby incorporated by reference to our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of UMTH Land Development, L.P., our general partner, including its principal executive officer and principal financial officer, evaluated, as of December 31, 2006, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of December 31, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our General Partner

We operate under the direction of our general partner, Land Development, a Delaware limited partnership formed in March 2003 that is responsible for the management and control of our affairs. The executive offices of our general partner are located at 1702 N. Collins Boulevard, Suite 100, Richardson, Texas 75080. UMT Holdings holds 99.9% of the limited partnership interests in our general partner. UMT Services serves as the general partner of our general partner. Todd F. Etter and Hollis M. Greenlaw together own 100% of UMT Services. Our general partner is assisted by the employees of UMTH General Services, L.P., an affiliate of our general partner. We do not employ our own management personnel. Instead, we pay fees to our general partner for its services to us.

Our general partner is responsible for our direction and management, including identifying prospective loans, evaluating, underwriting and negotiating the acquisition and disposal of loans and overseeing the performance of our loans.

A change in our management may be accomplished by removal of our general partner or the designation of a successor or additional general partner, in each case in accordance with the provisions of our Partnership Agreement. Our Partnership Agreement provides that a general partner may be removed and a new general partner elected upon the written consent or affirmative vote of limited partners owning more than 50% of the limited partnership interests. Our Partnership Agreement further provides that a general partner may designate a successor or additional general partner with the consent of the general partner and limited partners holding more than 50% of the limited partnership interests. Generally, except in connection with such a designation, the general partner shall not have the right to retire or withdraw voluntarily from us or to sell, transfer or assign its interest without the consent of the limited partners holding more than 50% of the limited partnership interests.

Key Personnel

We are managed by the key personnel of our general partner, Land Development. Our general partner provides certain services to us, including identifying prospective loans and investments, evaluating, underwriting and negotiating the acquisition and disposal of loans and investments and overseeing the performance of our loans. The following key personnel hold the positions noted below with our general partner and its affiliates:

Name	Age	Position with Our General Partner

Todd F. Etter	56	Director of UMT Services, its general partner
Hollis M. Greenlaw	42	Director of UMT Services, its general partner
Michael K. Wilson	44	Director of UMT Services, its general partner
Jeff W. Shirley	48	President and Chief Executive Officer
Cara D. Obert	37	Chief Financial Officer

Mr. Etter and Mr. Greenlaw are directors, officers and shareholders of UMT Services and UMT Holdings. Mr. Etter, Mr. Greenlaw, Mr. Wilson, and Ms. Obert are partners of UMT Holdings. Mr. Wilson is a director of UMT Services. Mr. Etter and Mr. Greenlaw are shareholders of the general partner of UDF I and are also shareholders and officers of the general partner of UDF II. Mr. Shirley and Ms. Obert are officers of the general partner for UDF I, officers of the general partner of UDF II and are officers of UMT Services.

Todd F. Etter, Jr. Mr. Etter serves as a director of our general partner. Mr. Etter has served as a partner and Chairman of UMT Holdings, the parent company of our general partner and as Vice President and a director of UMT Services, the general partner of UMT Holdings and our general partner, since March 2003. Also since March 2003, Mr. Etter has served as Chairman of UMTH Funding Services, LP (“UMTH Funding”). UMT Holdings, through its subsidiaries, UMTH Lending Company, LP, Land Development and UMTH Funding, originates, purchases, sells and services interim loans for the purchase and renovation of single-family homes, land development loans and real estate related corporate finance services. Mr. Etter serves as President of the general partner of UDF I and as Chairman of the general partner of UDF II, each of which are limited partnerships formed to originate, purchase, sell and service land development loans and equity participations. Since 2000, Mr. Etter has been the Chairman of UMT Advisors, Inc., advisor to United Mortgage Trust, and since 1996, he has been Chairman of Mortgage Trust Advisors, Inc., which served as the advisor to United Mortgage Trust from 1996 to 2000. Mr. Etter has overseen the growth of United Mortgage Trust from its inception in 1997 to over $150.0 million in capital. Since 1998, Mr. Etter has been a 50% owner of and has served as a director of Capital Reserve Corp. Since 2002, he has served as an owner and director of Ready America Funding Corp. Both Capital Reserve Corp. and Ready America Funding Corp. are Texas corporations that originate, sell and service mortgage loans for the purchase, renovation and construction of single-family homes. In 1992, Mr. Etter formed, and since that date has served as President of, South Central Mortgage, Inc. (“SCMI”), a Dallas, Texas-based mortgage banking firm. In July 2003, Mr. Etter consolidated his business interests in Capital Reserve Corp., Ready America Funding Corp. and SCMI into UMT Holdings. From 1980 through 1987, Mr. Etter served as a Principal of South Central Securities, an NASD member firm. In 1985, he formed South Central Financial Group, Inc., a Dallas, Texas-based investment banking firm, and he continues to serve as its President. From 1974 through 1981, he was Vice President of Crawford, Etter and Associates, a residential development, marketing, finance and construction company. Mr. Etter is a registered representative of IMS Securities, an NASD member and one of our selling group members. Mr. Etter received a Bachelor of Arts degree from Michigan State University in 1972.

Hollis M. Greenlaw. Mr. Greenlaw has served as a director of our general partner, a partner and the President and Chief Executive Officer of UMT Holdings and as President, Chief Executive Officer and a director of UMT Services since March 2003. Mr. Greenlaw also served as President of our general partner from March 2003 until June 2005. Since March 2003, Mr. Greenlaw has directed the funding of over $262.0 million in loans and investments for UDF I and UDF II. Since May 1997, Mr. Greenlaw has been a partner of The Hartnett Group, Ltd., a closely-held private investment company managing over $40.0 million in assets. The Hartnett Group, Ltd. and its affiliated companies engage in securities and futures trading; acquire, develop, and sell real estate, including single-family housing developments, commercial office buildings, retail buildings and apartment homes; own several restaurant concepts throughout the United States; and make venture capital investments. From March 1997 until June 2003, Mr. Greenlaw served as Chairman, President and CEO of a multi-family real estate development and management company owned primarily by The Hartnett Group, Ltd. and developed seven multi-family communities in Arizona, Texas and Louisiana with a portfolio value exceeding $80.0 million. Prior to joining The Hartnett Group, Ltd., from 1992 until 1997, Mr. Greenlaw was an attorney with the Washington, D.C. law firm of Williams & Connolly, where he practiced business and tax law. Mr. Greenlaw received a Bachelor of Arts degree from Bowdoin College in 1986, where he was a James Bowdoin Scholar and elected to Phi Beta Kappa, and received a Juris Doctorate from the Columbia University School of Law in 1990. Mr. Greenlaw is a member of the Maine, District of Columbia and Texas bars.

Michael K. Wilson. Mr. Wilson is a partner of UMT Holdings. He has served as a director of UMT Services, Inc. since August 2005. He has also served as President of UMTH Funding since August 2005. From January 2003 through January 2004, Mr. Wilson served as Senior Vice President of Operations of Interelate, Inc., a marketing services business process outsourcing firm. From September 2001 to December 2002, Mr. Wilson served as principal of Applied Focus, LLC, an independent management consulting company. Mr. Wilson continues to serve as the principal consultant for Applied Focus, LLC. From April 1998 to September 2001, Mr. Wilson served as senior director and vice president of Matchlogic, the online database marketing division of Excite@Home, where he directed outsourced ad management, CRM and relationship marketing services for Global 500 clients. From July 1985 to April 1998, Mr. Wilson was employed with Electronic Data Systems (EDS) in Detroit, Michigan where he directed several multi-million dollar IT services engagements in the automotive industry. Mr. Wilson graduated from Oakland University in 1985 with a Bachelor of Science degree in Management Information Systems and earned a Master of Business Administration degree from Wayne State University in 1992.

Jeff W. Shirley. Mr. Shirley, a Certified Public Accountant, joined our general partner as its President in July 2005. From August 2002 through June 2005, Mr. Shirley served as a Texas Regional Vice President for the national homebuilding company Lennar Corporation. While at Lennar, Mr. Shirley’s primary focus was the formation, execution, financing and management of FIN 46 compliant transactions for the Texas region. Mr. Shirley directed in excess of $300.0 million in land development financing activities, including the formation of two land acquisition and development funds between Lennar and UDF I and UDF II. From June 1996 through July 2002, Mr. Shirley was employed by the Fortress Group, a publicly traded homebuilder headquartered in Vienna, Virginia. During his tenure with Fortress, Mr. Shirley served as the Vice President of Finance and subsequently as Chief Financial Officer. The Fortress Group grew to become one of the nation’s 30 largest homebuilders before its sale to Lennar. From September 1981 through June 1996, Mr. Shirley was employed in public accounting practice in Chicago and Southern California in the Audit and Consulting segments of Coopers & Lybrand, Kenneth Leventhal & Company and Price Waterhouse. While in public accounting, Mr. Shirley’s industry focus was homebuilders and his experience included mergers, acquisitions, accounting system implementations, initial public offerings, structured debt workouts and traditional audits. Mr. Shirley graduated from Augustana College in Rock Island, Illinois with a Bachelor of Arts degree, cum laude, in accounting and business.

Cara D. Obert. Ms. Obert is a partner of UMT Holdings. Ms. Obert, a Certified Public Accountant, served as the Chief Financial Officer for UMT Holdings from March 2004 until August 2006 and served as Controller for UMT Holdings from October 2003 through March 2004. She has served as the Chief Financial Officer of Land Development since August 2006. From 1996 to 2003, she was a self-employed consultant, assisting clients, including Fortune 500 companies, in creating and maintaining financial accounting systems. She served as Controller for Value-Added Communications, Inc., a Nasdaq listed telecommunications company that provided communications systems for the hotel and prison industries. From 1990 to 1993, she was employed with Arthur Andersen LLP, an international accounting and consulting firm. She graduated from Texas Tech University in 1990 with a Bachelor of Arts degree in accounting.

No Audit Committee; No “Audit Committee Financial Expert”

We do not have a board of directors and, as such, have no board committees such as an audit committee. Because we do not have an audit committee, we do not have an “audit committee financial expert.” Our general partner is responsible for managing the relationship with our Independent Registered Public Accounting Firm.

Section 16(a) Beneficial Ownership Reporting Compliance

Because we do not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not yet required to comply with beneficial ownership reporting under Section 16(a) of the Exchange Act.

Code of Ethics

Given our current size and the short period for which we have been an operating company, we have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or other persons performing similar functions.  In the near future, our general partner expects to (i) assess ethics and compliance risks within the organization, and (ii) evaluate our corporate culture, our internal reporting mechanisms in light of the Sarbanes-Oxley Act of 2002, and the time and financial resources necessary to put in place an ethics compliance program.

Item 11. Executive Compensation.

We operate under the direction of our general partner, which is responsible for the management and control of our affairs. The employees of UMTH General Services, L.P., an affiliated entity, assist our general partner. The employees of UMTH General Services, L.P. do not devote all of their time to managing us, and they do not receive any direct compensation from us for their services. We pay fees to our general partner and its other affiliates. See Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Use of Proceeds from Registered Securities” and Item 13 “Certain Relationships and Related Transactions, and Director Independence” for a description of the fees payable and expenses reimbursed to our affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There are no limited partners known by us who beneficially owned more than 5% of our limited partnership units as of March 23, 2007.

We do not have any officers or directors. Our general partner owns all of the general partnership interest. We do not maintain any equity compensation plans, and no arrangements exist that would, upon operation, result in a change in control for us.

The following table sets forth information as of December 31, 2006 regarding the beneficial ownership of our limited partnership interest and general partnership interest by each person known by us to own 5% or more of the outstanding class of partnership interest, each director of our general partner, each executive officer of our general partner, and the directors and executive officers of our general partner and our general partner, as a group. The percentage of beneficial ownership is calculated based on 661,191limited partnership units and contributions from our general partner.

		Limited
		Partnership
		Units	Percent
		Beneficially	of
Title of Class	Beneficial Owner	Owned	Class
Limited partner interest	Todd F. Etter (1) (2) (3)	207.32	*
Limited partner interest	Hollis M. Greenlaw (1) (2) (3)	0	*
Limited partner interest	Michael K. Wilson (1) (3)	0	*
Limited partner interest	Jeff W Shirley (1) (2)	0	*
Limited partner interest	Cara D. Obert (1) (2)	0	*
General partner interest	UMTH Land Development, L.P. (4)	0	100%
All directors, executive officers and the general partner as a group (6 persons)		207.32	*
* Denotes less than 1%

(1) The addresses of Messrs. Etter, Greenlaw, Wilson and Shirley and Ms. Obert is 1702 N. Collins Boulevard, Richardson TX 75080.
(2) Executive officers of UMTH Land Development, L.P., our general partner.
(3) Executive officers and or directors of UMT Services, Inc, general partner of UMTH Land Development, L.P.
(4) The address of UMTH Land Development, L.P. is 1702 N. Collins Boulevard, Richardson, TX 75080. UMTH Land Development, L.P. had an initial $100 capital contribution, but has not purchased limited partnership units

None of the above units have been pledged as security.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

    Our general partner and certain of its affiliates are paid compensation and fees for services relating to the Offering and the investment and management of our assets.

    Our general partner receives 1.5% of the gross offering proceeds (excluding proceeds from our DRIP) for reimbursement of organization and offering expenses. As of December 31, 2006, we had paid approximately $197,800 to our general partner pursuant to such reimbursement, and our general partner has incurred on our behalf approximately $2.0 million of expenses relating to the Offering for which it has not received reimbursement. In addition, we reimburse our general partner up to 0.5% of the gross offering proceeds for bona fide due diligence expenses incurred by unaffiliated selling group members and paid by us through our general partner (except that no such due diligence expenses shall be paid with respect to sales under our DRIP). As of December 31, 2006, approximately $65,900 was paid to our general partner for reimbursement of bona fide due diligence expenses incurred by unaffiliated selling group members. Our general partner or its affiliates determine the amount of expenses owed for organization and offering expenses and bona fide due diligence expenses.

We pay up to 1.2% of our gross offering proceeds (excluding proceeds from sales under our DRIP) to IMS Securities, Inc., an unaffiliated third party. From such amount, IMS Securities, Inc. re-allows up to 1% of our gross offering proceeds to wholesalers that are employed by an affiliate of our general partner. We reimburse our general partner for such wholesaling fees paid by our general partner on our behalf. Approximately $111,300 was paid to our general partner as of December 31, 2006 in respect of such wholesaling fees.

UMTH Funding Services, LP, an affiliate of our general partner, receives 0.8% of the gross offering proceeds (excluding proceeds from sales under our DRIP) as a marketing support fee for marketing and promotional services provided to selling group members. As of December 31, 2006, approximately $105,500 was paid pursuant to such marketing support fee.

Our general partner also is paid 3% of the net amount available for investment in mortgages fees and expenses associated with the selection and origination of mortgages, including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us. As of December 31, 2006, Land Development was paid approximately $317,000 for acquisition and origination expenses.

Land Development currently receives a promotional interest equal to 10% of cash available for distribution prior to the return to the limited partners of all of their capital contributions plus an 8% annual cumulative (non-compounded) return on their net capital contributions. As of December 31, 2006, our general partner was paid approximately $13,500 for its unsubordinated promotional interest. After the limited partners receive a return of their net capital contributions and an 8% annual cumulative (non-compounded) return on their net capital contributions, the general partner will receive a subordinated promotional interest of 15% of remaining cash available for distribution (including net proceeds from a capital transaction or pro rata portion thereof).

Our general partner receives a carried interest, which is an equity interest in UDF III to participate in all distributions, other than distributions attributable to our general partner’s promotional interest of cash available for distribution and net proceeds from a capital transaction. If our general partner enters into commitments to investments in mortgages in excess of 82% of the gross offering proceeds, our general partner will be entitled to a carried interest equal to (a) 1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross offering proceeds (or if commitments to investments in mortgages are above 82% but no more than 84.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 82%), (b) 1% for the next 2% of additional commitments to investments in mortgages above 84.5% of the gross offering proceeds (or if commitments to investments in mortgages are above 84.5% but no more than 86.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 84.5%) and (c) 1% for each additional 1% of additional commitments to investments in mortgages above 86.5% of the gross offering proceeds (or a fractional percentage equal to the fractional amount of any 1% of additional commitments to investments in mortgages). As of December 31, 2006, our general partner was paid approximately $2,000 for its carried interest.

For services rendered in connection with the servicing of our loans, we pay a monthly mortgage servicing fee to our general partner equal to one twelfth of 0.25% of our aggregate outstanding development mortgage notes receivable balance as of the last day of the month. As of December 31, 2006, Land Development was paid approximately $8,100 for mortgage servicing fee.

     We are dependent on our general partner and certain of its affiliates to for certain services that are essential to us, including identifying prospective loans, evaluating, underwriting and negotiating the acquisition and disposal of loans and overseeing the performance of our loans. In the event that these companies were unable to provide the respective services to us, we would be required to obtain such services from other sources.

In October 2006, we entered into the UDF III Guarantee, effective as of September 1, 2006, for the benefit of United Mortgage Trust, and entered into the UDF III Credit Enhancement Fee Agreement. Pursuant to the UDF III Guarantee, we have guaranteed the repayment of an amount up to $30.0 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDF I. In exchange for that guarantee, and pursuant to the UDF III Credit Enhancement Fee Agreement, UDF I will pay us each month in arrears an amount equal to one-quarter of one percent (0.0025%) of the maximum liability amount. The maximum liability amount is equal to the maximum amount of our exposure pursuant to the UDF III Guarantee; provided, that (i) on or before December 31, 2006, in no event shall the maximum liability amount for the purposes of the payment of the credit enhancement fee be less than $5.0 million, and (ii) if the amount of net proceeds raised by us in connection with the Offering exceeds $5.0 million on the date of calculation, then the maximum liability amount for the purposes of the payment of the credit enhancement fee shall not exceed the amount of net proceeds so raised by us through such date. In addition, our guarantee is reduced $1.00 for every $1.00 by which the total partners’ equity in UDF I exceeds $30.0 million. As of December 31, 2006, UDF I total partners’ equity was $33,665,144; thus the exposure under the UDF III Guaranty as of December 31, 2006 was $26,334,856.

In December 2006, we originated a secured promissory note to UDF I in the principal amount of approximately $6.3 million. In connection with the origination of this promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. UDF I’s obligations under the note are secured by a first lien deed of trust filed on 190 developed single-family home lots located in Thornton, Colorado. The note bears interest at a base rate equal to 12% per annum, and interest payments are due monthly. The note matures on June 21, 2007. As of December 31, 2006, we had recognized $6,200 of interest income related to this note, which is included in accrued interest receivable.

Policies and Procedures for Transactions with Related Persons

The agreements and arrangements among us, our general partner and its affiliates have been established by our general partner, and our general partner believes the amounts to be paid thereunder to be reasonable and customary under the circumstances. In an effort to establish standards for minimizing and resolving these potential conflicts, our general partner has agreed to the guidelines and limitations set forth in our Partnership Agreement. Among other things, these provisions:
• set forth the specific conditions under which we may own mortgages jointly or in a partnership with an affiliate of the general partner;
• prohibit us from purchasing mortgages or leasing investment properties from our general partner or its affiliates except under certain limited circumstances;
• prohibit the commingling of partnership funds (except in the case of making capital contributions to joint ventures and to the limited extent permissible under the NASAA Guidelines); and

• require us to obtain an independent appraisal of the property securing each mortgage loan that we purchase.

Item 14. Principal Accountant Fees and Services.

Because we do not have a board of directors or any board committees, including an audit committee, the General Partners pre-approve all auditing and permissible non-auditing services provided by our independent registered public accounting firm. The independent public accountants may not be retained to perform the non-auditing services specified in Section 10A(g) of the Securities Exchange Act of 1934.

Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees for professional audit services rendered by Whitley Penn LLP for the audit of our annual financial statements for the years ended December 31, 2006 and 2005 and fees billed for other services rendered by our independent public registered accounting firm during that period:

2006
Audit Fees (1)	$47,300
Audit-Related Fees (2)	-
Tax Fees (3)	14,700
All Other Fees	-
Total Fees	$62,000

2005
Audit Fees (1)	$50,500
Audit-Related Fees (2)	-
Tax Fees (3)	1,200
All Other Fees	-
Total Fees	$51,700

(1)
Audit fees consisted of professional services performed in connection with the audit of our financial statements, review of our financial statements included in our Form 10-Q and our Registration Statement on Form S-11.

(2)	Fees related to consultations concerning financial accounting and reporting standards.

(3)	Tax fees consisted principally of assistance with matters relating to tax preparation and tax advice.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	List of Documents Filed.
1.	Financial Statements.

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.
2.	Financial Statement Schedules.
None.
3.	Exhibits.

The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.
(b)	Exhibits.
The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.
(c)	Financial Statement Schedules.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED DEVELOPMENT FUNDING III, L.P.

April 2, 2007	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer of UMTH Land Development, L.P., sole general partner of the Registrant and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 2, 2007	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw

Chief Executive Officer of UMTH Land Development, L.P., sole general partner of the Registrant and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.

(Principal Executive Officer)

April 2, 2007	By:	/s/ Cara D. Obert
Cara D. Obert
Chief Financial Officer of UMTH Land Development, L.P., sole general partner of the Registrant (Principal Financial Officer and Principal Accounting Officer)

April 2, 2007	By:	/s/ Theodore F. Etter
Theodore F. Etter
Chairman of the Board of UMT Services, Inc., sole general partner of UMTH Land Development, L.P., sole general partner of the Registrant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
United Development Funding III, L.P.

We have audited the accompanying balance sheets of United Development Funding III, L.P. (the “Partnership”) as of December 31, 2006 and 2005 and the related statements of operations, changes in partners’ capital and cash flows for the year ended December 31, 2006 and the period from June 13, 2005 (Inception) through December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Development Funding III, L.P. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the year ended December 31, 2006 and the period from June 13, 2005 (Inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
March 30, 2007

UNITED DEVELOPMENT FUNDING III, L.P.

BALANCE SHEETS

	December 31,
	2006	2005

Assets
Cash and cash equivalents	$672,107	$-
Restricted cash	588,516	-
Accrued interest receivable - related party	6,241	-
Mortgage notes receivable, net	11,422,063	-
Mortgage notes receivable - related party	6,328,010	-
Partnership interest subscriptions receivable	100	1,000
Deferred offering costs	2,047,133	447,765
Other assets	167,484	-

Total assets	$21,231,654	$448,765

Liabilities and Partners' Capital
Liabilities:
Accounts payable	$2,413	$-
Accrued liabilities	66,927	-
Accrued liabilities - related party	2,238,805	447,765
Escrow payable	588,516	-
Line-of-credit	6,436,402	-

Total liabilities	9,333,063	447,765

Commitments and contingencies	-	-

Partners' Capital:
Limited partners' capital; 17,500,000 units authorized;
661,191 units issued and outstanding at December 31,
2006 and no units issued and outstanding at
December 31, 2005	11,879,843	900
General partner's capital	18,748	100

Total partners' capital	11,898,591	1,000

Total liabilities and partners' capital	$21,231,654	$448,765

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF OPERATIONS

		Period from
		June 13, 2005 (Inception)
	Year Ended	Through
	December 31, 2006	December 31, 2005

Revenues:
Interest income	$317,507	$-
Credit enhancement fees - related party	75,571	-
Mortgage and transaction service revenues	66,190	-
Total revenues	459,268	-

Expenses:
Interest expense	4,425	-
General and administrative	126,444	-
Total expenses	130,869	-

Net income	$328,399	$-

Earnings per unit, basic and diluted	$2.53	$-

Weighted average units outstanding	129,608	-

Distributions declared per limited partnership unit	$0.18	$-

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

For the Period from June 13, 2005 (Inception) Through December 31, 2005 and the Year Ended December 31, 2006

	General	Limited	Limited	Total
	Partner's	Partners'	Partners'	Partners'
	Capital	Units	Capital	Capital

Balance at June 13, 2005 (Inception)	$-	-	$-	$-

Partnership interest subscriptions at Inception	100	-	900	1,000

Balance at December 31, 2005	100	-	900	1,000

Contributions, net of offering costs of $1,538,599	-	659,476	11,650,926	11,650,926

Redemption of initial limited partner's interest	-	-	(900)	(900)

Distributions	(15,441)	-	(99,698)	(115,139)

Distribution reinvestment	-	1,715	34,305	34,305

Net income	34,089	-	294,310	328,399

Balance at December 31, 2006	$18,748	661,191	$11,879,843	$11,898,591

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF CASH FLOWS

		Period From
	For the Year	June 13, 2005
	Ended	(Inception) Through
	December 31,	December 31,
	2006	2005
Operating Activities
Net income	$328,399	$-
Changes in operating assets and liabilities:
Accrued interest receivable - related party	(6,241)	-
Other assets	(167,484)	-
Accounts payable	2,413	-
Accrued liabilities	66,927	-
Net cash provided by operating activities	224,015	-

Investing Activities
Investment in mortgage notes receivable	(11,422,063)	-
Investment in mortgage notes receivable - related party	(6,328,010)	-
Net cash used in investing activities	(17,750,073)	-

Financing Activities
Net proceeds from line-of-credit	6,436,402	-
Partnership interest subscriptions receivable	900	-
Limited partner contributions	13,189,525	-
Limited partner distributions	(99,698)	-
Limited partner distribution reinvestment	34,305	-
General partner distributions	(16,341)	-
Escrow payable	588,516	-
Restricted cash	(588,516)	-
Payments of offering costs	(1,538,599)	-
Accrued liabilites - related party	191,672	-
Net cash provided by financing activities	18,198,166	-

Net increase in cash and cash equivalents	672,107	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$672,107	$-

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

A. Nature of Business

United Development Funding III, L.P. (the “Partnership” or “UDF III”) was organized on June 13, 2005 as a Delaware limited partnership. The principal purpose of the Partnership is to originate, acquire, service, and otherwise manage, either alone or in association with others, a diversified portfolio of mortgage loans on real property (including mortgage loans that are not first in priority, mezzanine loans and participation interests in mortgage loans) and to issue or acquire an interest in credit enhancements to borrowers, such as guarantees or letters of credit. The Partnership’s offices are located in Richardson, Texas.

The general partner of the Partnership is UMTH Land Development, L.P. (“Land Development”) and is responsible for the overall management, conduct, and operation of the Partnership. The general partner has authority to act on behalf of the Partnership in all matters respecting the Partnership, its business, and its property. The limited partners shall take no part in the management of the business or transact any business for the Partnership and shall have no power to sign for or bind the Partnership; provided, however, that the limited partners, by a majority vote, have the right to: (a) amend the partnership agreement, (b) dissolve the Partnership, (c) remove the general partner or any successor general partner, (d) elect a new general partner, and (e) approve or disapprove a transaction entailing the sale of all or substantially all of the real properties acquired by the Partnership.

B. Summary of Significant Accounting Policies

A summary of the Partnership’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Basis of Accounting

The accounts are maintained and the financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2006, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes monies held in escrow with respect to subscriptions for limited partnership units.

Mortgage Notes Receivable

Mortgage notes receivable are recorded at the lower of cost or estimated net realizable value. The mortgage investments are collateralized by the development property owned by the borrowers and/or partnership interests. Mortgage notes receivable generally have terms ranging from six to 49 months and are often paid off prior to expiration. None of such mortgages are insured or guaranteed by a federally owned or guaranteed mortgage agency. The Partnership originates and/or acquires all mortgage notes receivable and intends to hold the mortgage notes receivable for the life of the notes.

Allowance for Loan Losses

Management monitors the delinquencies and defaults on the underlying mortgages and, if an impairment of the related mortgage loan is deemed to be other than temporary, the carrying value of the related mortgage loan will be reduced to fair value through a charge to the allowance for loan losses. No allowance for loans losses had been recorded as of December 31, 2006.

Revenue Recognition

Interest income is recorded by UDF III from its portfolio of mortgage notes receivable on an accrual basis, as collectibility is deemed probable. Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. As of December 31, 2006, UDF III was accruing interest on all mortgage notes receivable.

Credit enhancement fee - related party income is generated by entering into a limited guaranty on behalf of an affiliate. Such income is recognized on a monthly basis as collectibility is deemed probable. As of December 31, 2006, UDF III was recognizing all credit enhancement fee income on its limited guaranty, further discussed in Note I.

The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans. In accordance with Statement of Financial Accounting Standards (“SFAS”) 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, UDF III defers recognition of income from nonrefundable commitment fees less three percent placement fee paid to the general partner to provide for processing and origination costs associated with mortgage notes receivable held by UDF III and recognizes such amount on a straight-line basis over the expected life of such notes. As of December 31, 2006, approximately $31,000 of net deferred fees have been offset against mortgage notes receivable.

Organization Costs and Offering Costs

In accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, the Partnership expenses organization costs as incurred. Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity will be offset as a reduction of capital raised in partners’ capital. Certain offering costs are currently being paid by the general partner. As noted in Note J, these costs will be reimbursed to the general partner by the Partnership.

Cash Flow Distributions

Cash available for distributions are the funds received by the Partnership from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by UDF III to pay expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with our Registration Statement on Form S-11, covering a public offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit (“the Offering”)). Our general partner receives a monthly distribution for promotional and carried interest (see Note G) from the cash available for distributions. Monthly distributions are currently paid to the limited partners at a 9.75% annualized return on a pro rata basis based on the number of days the limited partner has been invested in the Partnership. Retained earnings would contain a surplus if the cash available for distribution less the 9.5% reserve exceeded the monthly distributions to the general partner and limited partners. Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distributions to the general partner and limited partners. It is the intent of management to monitor and distribute such surplus on an annual basis. As of December 31, 2006, a $6,800 surplus of retained earnings is included in the limited partners’ capital account.

Income Taxes

The Partnership is organized as a limited partnership for federal income tax purposes. As a result, income or losses are taxable or deductible to the partners rather than at the partnership level; accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Partnership calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash equivalents, restricted cash, accrued interest receivable, accounts payable, accrued liabilities, and line-of-credit approximates the carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of mortgage notes receivable approximate the carrying amount since they bear interest at the market rate.

Impact of Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“VIEs”), which was issued in January 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R was to be applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and noncontrolling interests of the VIE initially would be measured at its carrying amounts with any difference between the net amount added to the consolidated balance sheet and any previously recognized interest being recognized as the cumulative effect of a change in accounting principle. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and non-controlling interest of the VIE. The Partnership owns no interests in variable interest entities; therefore, FIN 46R did not affect the Partnership’s financial statements. While the Partnership will provide credit enhancement arrangements, none of these will require consolidation because (i) the entities will have sufficient financial support outside of the credit enhancement and (ii) the equity investors will not lack controlling characteristics.

C. Registration Statement

On May 15, 2006, the Offering was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per unit. Initial subscription payments were placed in an account held by the escrow agent and held in trust, pending release to us after we had received and accepted subscriptions for a minimum of $1.0 million. On July 3, 2006, we satisfied the escrow conditions in connection with the Offering. As a result, our initial public subscribers were accepted as limited partners and the subscription proceeds from such initial public subscribers were released to us from escrow.

D. Line of Credit

In December 2006, UDF III entered into a revolving credit facility (the “Revolving Credit Facility”) with a bank, permitting the Partnership to borrow up to an aggregate outstanding principal amount of $10.0 million. The Revolving Credit Facility is secured by a first priority lien upon all of the Partnership’s existing and future acquired assets. The Revolving Credit Facility’s maturity date is December 29, 2008. In consideration for the origination of the Revolving Credit Facility, the Partnership paid an origination fee in the amount of approximately $113,000, which is being amortized over the life of the Revolving Credit Facility. The annual interest rate on the Revolving Credit Facility is equal to the prime rate of interest as quoted in the Wall Street Journal (8.25% at December 31, 2006). The Revolving Credit Facility requires the Partnership to comply with various covenants, including maintaining at least $5.0 million in eligible first lien promissory notes and maintaining, as of December 31, 2006, at least $7.0 million in aggregate partners’ equity and as of January 31, 2007, at least $10.0 million in aggregate partners’ equity. As of December 31, 2006, the Partnership had approximately $11.9 million in aggregate partners’ equity.

If a default occurs, the Revolving Credit Facility may be declared due and payable immediately. In such event, the bank may exercise any rights or remedies it may have, including foreclosure of the Partnership’s assets. Any such event may materially impair the Partnership’s ability to conduct its business.

The Partnership intends to utilize the Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of Partnership units.  Proceeds from the sale of Partnership units will be used to repay the Revolving Credit Facility.  The Partnership intends to use the Revolving Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments. As of December 31, 2006, approximately $6.4 million was outstanding on the Revolving Credit Facility, and interest expense related to this was approximately $4,400 for the year ended December 31, 2006.

E. Partners’ Capital

As of December 31, 2006, UDF III had accepted subscriptions and issued 659,476 units of limited partnership interest pursuant to the Offering, with gross proceeds of approximately $13.2 million distributed to the Partnership. Monthly limited partners’ distributions during 2006 totaled approximately $99,700, consisting of $65,400 paid in cash and $34,300 distributed in the form of 1,715 limited partnership units issued in accordance with our DRIP, where limited partners may elect to have a portion of their distributions from us reinvested in additional units. The initial limited partner’s interest of $900 was automatically redeemed upon the admission of limited partners to the Partnership on July 3, 2006. Distributions to our general partner are more fully discussed in Notes G and J.

F. Offering Compensation

Various parties receive compensation as a result of the Offering, including the general partner, affiliates of the general partner and unaffiliated selling group members. See Note J for a description of the Offering compensation of the general partner and its affiliates. Payments to unaffiliated selling group members include selling commissions (7% of gross offering proceeds, except that commissions with respect to sales under the DRIP are reduced to 1% of gross offering proceeds), marketing support fees (up to 1% of gross offering proceeds) and bona fide due diligence fees for expenses incurred in connection with the due diligence review of the Offering (not to exceed 0.5% of gross offering proceeds, except that no due diligence fees are paid with respect to sales under the DRIP).

G. Operational Compensation

The general partner receives acquisition and origination expenses and fees of 3% of the net amount available for investment in mortgages for fees and expenses associated with the selection and origination of mortgages, including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by the Partnership. The general partner also receives mortgage servicing fees of 0.25% of the aggregate outstanding loan balance held by the Partnership for services rendered in connection with the servicing of Partnership loans. In addition, the general partner receives a carried interest of 1% of Cash Available for Distribution, as defined below, and net proceeds from a capital transaction (or pro rata portion thereof) if the Partnership invests more than 82% but no more than 84.5% of the gross offering proceeds in mortgage loans; an additional 1% of Cash Available for Distribution and net proceeds from a capital transaction (or pro rata portion thereof) if the Partnership invests more than 84.5% but not more than 86.5% of the gross offering proceeds in mortgage loans; and an additional 1% of Cash Available for Distribution and net proceeds from a capital transaction (or pro rata portion thereof) for each additional 1% of additional investments in mortgages above 86.5% of the gross offering proceeds). Furthermore, prior to the receipt by the limited partners of a return of their net capital contributions and an 8% annual cumulative (non-compounded) return on their net capital contributions, the general partner receives an unsubordinated promotional interest of 10% of Cash Available for Distribution After the limited partners receive a return of their net capital contributions and an 8% annual cumulative (non-compounded) return on their net capital contributions, the general partner will receive a subordinated promotional interest of 15% of remaining Cash Available for Distribution (including net proceeds from a capital transaction or pro rata portion thereof).

Payments to affiliates of the general partner primarily consist of reimbursements for amounts incurred by UMTH Funding Services, L.P., who assists the general partner in the Partnership’s management.

Cash Available for Distribution is the cash funds received by the Partnership from operations (other than net proceeds from a capital transaction that produces proceeds from (i) the repayment of principal or prepayment of a mortgage to the extent classified as a return of capital for federal income tax purposes, (ii) the foreclosure, sale, exchange, condemnation, eminent domain taking or other disposition of a mortgage loan or of a property subject to a mortgage, or (iii) insurance or a guarantee with respect to a mortgage), including, without limitation, interest, points, revenue participations in property appreciation and interest or dividends from interim investments, less all cash used to pay Partnership expenses and debt payments and amounts set aside for reserves.

H. Unit Redemption Program

Limited partners who have held their units for at least one year may request that the Partnership repurchase their units. A limited partner wishing to have units repurchased must mail or deliver in writing a request to the Partnership indicating such desire. The purchase price of repurchased units, except as described below for redemptions upon the death of a limited partner, will be equal to (i) 92% of the purchase price of any units held less than two years, (ii) 94% of the purchase price of any units held for at least two years but less than three years, (iii) 96% of the purchase price of any units held for at least three years but less than four years, (iv) 98% of the purchase price of any units held for at least four years, and (v) the purchase price of any units held not less than five years. The purchase price for units redeemed upon the death of a limited partner will be the lesser of (i) the price the limited partner actually paid for the units or (2) the then-current fair market value of the units as determined by the most recent annual valuation of the units.

The Partnership intends to redeem units on a monthly basis and will not redeem in excess of 5% of the weighted average number of units outstanding during the 12-month period immediately prior to the date of redemption. The general partner will determine whether the Partnership has sufficient excess cash from operations to repurchase units. Generally, the cash available for redemption will be limited to 1% of the operating cash flow from the previous fiscal year, plus any proceeds from the DRIP. If the funds set aside for the unit redemption program are not sufficient to accommodate all requests, at such time, if any, when sufficient funds become available, pending request will be honored among all requesting limited partners as follows: first, pro rata as to redemptions upon the death or disability of a limited partner; next, pro rata as to limited partners who demonstrate, in the discretion of the general partner, another involuntary exigent circumstance, such as bankruptcy; and, finally, pro rata as to other redemption requests.

I. Commitments and Contingencies

In October 2006, UDF IIII entered into a limited guaranty effective as of September 1, 2006 for the benefit of United Mortgage Trust, a real estate investment trust organized under the laws of the state of Maryland, or its permitted successors and assigns (the “UDF III Guarantee”), and entered into a letter agreement with respect to a credit enhancement fee related to the UDF III Guarantee by and between United Development Fund, LP (“UDF I”), a Nevada limited partnership and UDF III (the “UDF III Credit Enhancement Fee Agreement”). Pursuant to the UDF III Guarantee, the Partnership guaranteed the repayment of an amount up to $30.0 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDF I. In exchange for that guarantee, and pursuant to the UDF III Credit Enhancement Fee Agreement, UDF I pays UDF III each month in arrears an amount equal to one-quarter of one percent (0.25%) of the maximum liability amount, which is included in commitment fee income. The maximum liability amount is equal to the maximum amount of exposure pursuant to the UDF III Guarantee; provided, that (i) on or before December 31, 2006, in no event shall the maximum liability amount for the purposes of the payment of the credit enhancement fee be less than $5.0 million, and (ii) if the amount of net proceeds raised by UDF III in connection with the Offering exceeds $5.0 million on the date of calculation, then the maximum liability amount for the purposes of the payment of the credit enhancement fee shall not exceed the amount of net proceeds so raised through such date. In addition, the guarantee is reduced $1.00 for every $1.00 by which the total partners’ equity in UDF I exceeds $30.0 million. As of December 31, 2006, UDF I total partners’ equity was approximately $33.7 million; thus the exposure under the UDF III Guaranty as of December 31, 2006 was approximately $26.3 million.

The Partnership has no other contingencies. There are approximately $6.8 million of commitments to be funded under the terms of mortgage notes receivable as of December 31, 2006.

J. Related Party Transactions

Our general partner and certain of its affiliates receive fees in connection with the Offering and in connection with the acquisition and management of the assets and reimbursement of costs of the Partnership.

UDF III commenced active operations after the escrow conditions were satisfied in connection with the Offering on July 3, 2006. No fees or reimbursement of costs were paid to our general partner prior to July 3, 2006.

Land Development receives 1.5% of the gross offering proceeds (excluding proceeds from the DRIP) for reimbursement of organization and offering expenses. The Partnership has a related party payable to Land Development of approximately $2.0 million and $450,000 as of December 31, 2006 and 2005, respectively, for organization and offering costs paid by Land Development related to the Offering.

Our general partner is paid 3% of the net amount available for investment in mortgages for fees and expenses associated with the selection and origination of mortgages, including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by the Partnership. Such costs are amortized into interest income over the life of the development mortgage notes receivable.

The Partnership also reimburses its general partner up to 0.5% of the gross offering proceeds for bona fide due diligence expenses incurred by unaffiliated selling group members and paid by the Partnership through its general partner (except that no such due diligence expenses shall be paid with respect to sales under the DRIP).

The Partnership pays up to 1.2% of the gross offering proceeds (excluding proceeds from sales under the DRIP) to IMS Securities, Inc., an unaffiliated third party. From such amount, IMS Securities, Inc. reallows up to 1% of the gross offering proceeds to wholesalers that are employed by an affiliate of the general partner. The Partnership reimburses the general partner for such wholesaling fees paid on behalf of the Partnership.

Land Development currently receives a promotional interest equal to 10% of cash available for distribution prior to the return to the limited partners of all of their capital contributions plus an 8% annual cumulative (non-compounded) return on their net capital contributions. After the limited partners receive a return of their net capital contributions and an 8% annual cumulative (non-compounded) return on their net capital contributions, the general partner will receive a subordinated promotional interest of 15% of remaining cash available for distribution (including net proceeds from a capital transaction or pro rata portion thereof).

Our general partner receives a carried interest, which is an equity interest in UDF III to participate in all distributions, other than distributions attributable to our general partner’s promotional interest of cash available for distribution and net proceeds from a capital transaction. If our general partner enters into commitments to investments in mortgages in excess of 82% of the gross offering proceeds, our general partner will be entitled to a carried interest equal to (a) 1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross offering proceeds (or if commitments to investments in mortgages are above 82% but no more than 84.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 82%), (b) 1% for the next 2% of additional commitments to investments in mortgages above 84.5% of the gross offering proceeds (or if commitments to investments in mortgages are above 84.5% but no more than 86.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 84.5%) and (c) 1% for each additional 1% of additional commitments to investments in mortgages above 86.5% of the gross offering proceeds (or a fractional percentage equal to the fractional amount of any 1% of additional commitments to investments in mortgages).

For services rendered in connection with the servicing of UDF III’s loans, UDF III pays a monthly mortgage servicing fee to our general partner equal to one twelfth of 0.25% of our aggregate outstanding development mortgage notes receivable balance as of the last day of the month. Such fees are included in general and administrative expenses.

UMTH Funding Services, LP (“Funding Services”), an affiliate of our general partner, receives 0.8% of the gross offering proceeds (excluding proceeds from sales under our DRIP) as a marketing support fee for marketing and promotional services provided to selling group members. Funding Services also is reimbursed for operating expenses incurred in assisting the general partner in the Partnership’s management.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the year ended December 31, 2006:

For the Year
Ended
Payee	Purpose	December 31, 2006
Land Development
	Organization & Offering Expenses	$ 197,800
	Bona Fide Due Diligence Fees	$ 65,900
	Wholesaler Reimbursement	$ 111,300
	Acquisition & Origination Expenses and Fees	$ 317,000
	Promotional Interest	$ 13,500
	Carried Interest	$ 2,000
	Mortgage Servicing Fee	$ 8,100
Funding Services
	Marketing Support Fees	$ 105,500

In December 2006, the Partnership originated a secured promissory note to UDF I in the principal amount of approximately $6.3 million. In connection with the origination of this promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. UDF I’s obligations under the note are secured by a first lien deed of trust filed on 190 developed single-family home lots located in Thornton, Colorado. The note bears interest at a base rate equal to 12% per annum and interest payments are due monthly. The note matures on June 21, 2007. As of December 31, 2006, UDF III had recognized $6,200 of interest income related to this note, which is included in accrued interest receivable.

An affiliate of Land Development serves as the advisor to United Mortgage Trust. Land Development serves as the asset manager of UDF I.

As of December 31, 2006, UDF III had recognized approximately $76,000 as credit enhancement fees - related party, as further discussed in Note I.

K. Subsequent Events

On January 3, 2007, UDF III paid a monthly distribution to limited partners as of November 30, 2006 totaling approximately $62,100, consisting of $44,000 paid in cash and $18,100 distributed in the form of limited partnership units issued in accordance with our DRIP.

On February 6, 2007, UDF III paid a monthly distribution totaling approximately $94,600 to limited partners as of December 31, 2006, consisting of $68,500 paid in cash and $26,100 distributed in the form of limited partnership units issued in accordance with our DRIP.

On March 7, 2007, UDF III paid a monthly distribution totaling approximately $119,600 paid to limited partners as of January 31, 2007, consisting of approximately $84,600 paid in cash and $35,000 distributed in the form of limited partnership units issued in accordance with our DRIP.

On March 7, 2007, UDF III originated a mortgage note receivable for $5,300,000 to Buffington JV Fund, II, Ltd, a Texas limited partnership and joint venture between UDF I and Buffington Asset Group, Ltd. As of March 23, 2007, $800,000 has been funded towards this commitment.

On March 20, 2007, the Partnership acquired from McDougal Family Partnership, Ltd., a Texas limited partnership (“MFP”), a loan from MFP to Llano Development Company, a Texas corporation (the “Borrower”), in the original principal amount of $4,000,000 (the “Loan”). The Loan was acquired pursuant to a Note Purchase, Assignment and Assumption Agreement (the “Purchase Agreement”) and related purchase documents executed between the Partnership and MFP.

Concurrently with the execution of the Purchase Agreement, the Partnership and the Borrower modified the terms of the Loan pursuant to a Second Modification and Extension Agreement (the “Modification Agreement”) and related loan documents executed between the Partnership and the Borrower. Pursuant to the terms of the Modification Agreement, the Partnership agreed to fund up to an additional $4,000,000 to the Borrower and increase the principal amount of the Loan to $7,500,000. The outstanding principal amount of the Loan accrues interest at a base rate equal to 16% per annum, payable monthly. The outstanding principal balance of the Loan plus all accrued, unpaid interest thereon is due and payable on the maturity date, March 20, 2010.

The Borrower’s obligations under the Loan are secured by, among other things, first lien deeds of trust filed on certain property located in Lubbock County, Texas, which were assigned by MFP to the Partnership in connection with the Purchase Agreement.

Index to Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by refernece to Exhibit B to prospectus dated May 15, 2006)

3.2	Certificate of Limited Partnership of Registrant (previously filed in and incorporated by reference to Registrant's Registration Statement on Form S-11, Commission File No. 333-127891, filed on August 26, 2005)

4.1	Subscription Agreement (previously filed in and incorporated by reference to Exhibit C to Supplement No. 1 to prospectus dated May 15, 2006, filed on January 5, 2007

10.1
Form of Escrow Agreement between the Registrant and Coppermark Bank (previously filed in and incorporated by reference to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on February 10, 2006)

10.2	Distribution Reinvestment Plan (previously filed in and incorporated by reference to Exhibit D to prospectus dated May 15, 2006)

10.3
Form of Participation Agreement by and between the Registrant, UMTH Land Development, L.P., United Development Funding, L.P. and United Development Funding II, L.P. (previously filed in and incorporated by reference to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on November 18, 2005)

10.4
Form of Marketing Support Agreement (previously filed in and incorporated by reference to Pre-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on February 1, 2006)

10.5	Limited Guaranty by Registrant for the benefit of United Mortgage Trust (previously filed in and incorporated by reference to Form 8-K filed on October 20, 2006)

10.6
Letter agreement with respect to the Limited Guaranty between Registrant and United Mortgage Trust for the benefit of United Development Funding, L.P. (previously filed in and incorporated by reference to Form 8-K filed on October 20, 2006)

10.7
Fairness opinion with respect to Limited Guaranty by Registrant for the benefit of United Mortgage Trust and letter agreement with respect to the Limited Guaranty between Registrant and United Mortgage Trust for the benefit of United Development Funding, L.P. (previously filed in and incorporated by reference to Form 8-K filed on October 20, 2006)

10.8
Secured Promissory Note by Centurion Acquisitions, L.P. for the benefit of United Development of Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)

10.9
Secured Promissory Note by Midlothian Longbranch, L.P. for the benefit of United Development Funding, III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)

10.10
Environmental Indemnity Agreement by Midlothian Longbranch, L.P., Centurion Acquisitions, L.P., Pars Investments, Inc. and Mehrdad Moayedi in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)

10.11
Secured Promissory Note by Arete Real Estate and Development Company, Modern Modular Home Rental Corp., and Creative Modular Housing Inc. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)

10.12
Security Agreement by Arete Real Estate and Development Company, Creative Modular Housing Inc. and Modern Modular Home Rental Corp. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)

10.13
Continuing Unconditional Guaranty by Joe Fogarty, Nancy Fogarty and the Fogarty Family Trust for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)

10.14	Secured promissory note by Centurion Acquisitions, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed November 21, 2006)

10.15
Security Agreement by Centurion Acquisitions, L.P. and Pars Investment Inc., for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed November 21, 2006)

10.16
Continuing Unconditional Guaranty by Pars Investment Inc. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed November 21, 2006)

10.17
Loan and Security Agreement between United Development Funding III, L.P., as borrower, and Premier Bank, as lender, (previously filed in and incorporated by reference to Form 8-K filed January 3, 2007)

10.18	Revolving Note from United Development Funding III, L.P. for the benefit of Premier Bank (previously filed in and incorporated by reference to Form 8-K filed January 3, 2007)

10.19
Secured Promissory Note by United Development Funding, L.P. for the benefit of Untied Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed January 4, 2007)

10.20
Fairness opinion with respect to Secured Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed January 4, 2007)

10.21 (1)	Secured Promissory Note by Buffington Hidden Lakes, LTD for the benefit of United Development Funding III, L.P.

10.22 (1)	Continuing Unconditional Guaranty by Buffington Hidden Lakes GP, Inc. for the benefit of United Development Funding III, L.P.

31.1 (1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2 (2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1 (1)(2)	Section 1350 Certifications

(1)  Filed herewith.

(2)     In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.