Form 10-Q
period 2007-03-31
United Development Funding III, LP
filed 2007-05-15
CIK 1335732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

        [Mark One]
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐                                                                Accelerated filer ☐                                                                           Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-Q
Quarter Ended March 31, 2007

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

		Page
Item 1.	Legal Proceedings. …………………………………………………………………..…………………………………………………………………..………………	15
Item 1A.	Risk Factors. ……………………………………………………………………………………………………………………………………………..………………	15
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds. ………………………………………………………………………………………..…………..	15
Item 3.	Defaults Upon Senior Securities. ………………………………………………………………………………………………………………………..…………….	15
Item 4.	Submission of Matters to a Vote of Security Holders. …………………………….…………………………………………………………………..…………….	15
Item 5.	Other Information. …………………………………………………………………..…………………………………………………………………..……………….	15
Item 6.	Exhibits. …………………………………………………………………………………………………………………………………………………..………………..	15
Signatures.	……………………………………………………………………………………………………………………………………………………………..……………….	16

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING III, L.P.
BALANCE SHEETS
	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
Assets:

Cash and cash equivalents	$214,713	$672,107
Restricted cash	1,371,870	588,516
Accrued receivable - related party	170,195	6,241
Mortgage notes receivable, net	25,755,733	11,422,063
Mortgage notes receivable - related party, net	8,682,424	6,328,010
Partnership interest subscriptions receivable	100	100
Deferred offering costs	2,307,004	2,047,133
Other assets	151,849	167,484

Total assets	$38,653,888	$21,231,654

Liabilities and Partners' Capital:

Liabilities:

Accounts payable	$1,844	$2,413
Accrued liabilities	43,387	66,927
Accrued liabilities - related party	2,782,011	2,238,805
Escrow payable	1,371,870	588,516
Line of credit	7,353,746	6,436,402

Total liabilities	11,552,858	9,333,063

Commitments and contingencies	-	-

Partners' Capital:

Limited partners' capital: 17,500,000 units authorized;
1,494,403 units issued and outstanding at March 31,
2007 and 661,191 units issued and outstanding at
December 31, 2006	27,020,733	11,879,843
General partner's capital	80,297	18,748

Total partners' capital	27,101,030	11,898,591

Total liabilities and partners' capital	$38,653,888	$21,231,654

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Revenues:

Interest income	$813,219	$-
Credit enhancement fees - related party	142,187	-
Mortgage and transaction service revenues	86,783	-
Total revenues	1,042,189	-

Expenses:

Interest expense	100,746	-
General and administrative	168,852	522
Total expenses	269,598	522

Net income (loss)	$772,591	$(522)

Earnings per unit, basic and diluted	$0.77	$-

Weighted average units outstanding	1,001,588	-

Distributions declared per limited partnership unit	$0.28	$-

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2007	2006
Operating Activities

Net income (loss)	$772,591	$(522)
Changes in operating assets and liabilities:
Accrued receivable - related party	(163,954)	-
Other assets	15,635	(140,403)
Accounts payable	(569)	-
Accrued liabilities	(23,540)	-
Net cash provided by (used in) operating activities	600,163	(140,925)

Investing Activities

Investments in mortgage notes receivable	(14,406,649)	-
Receipts from mortgage notes receivable	72,979	-
Investments in mortgage notes receivable - related party	(2,440,200)	-
Receipts from mortgage notes receivable - related party	85,786	-
Net cash used in investing activities	(16,688,084)	-

Financing Activities

Net proceeds from line of credit	917,344	-
Limited partner contributions	14,646,170	-
Limited partner distributions	(276,292)	-
Limited partner distribution reinvestment	78,618	-
General partner distributions	(18,648)	-
Escrow payable	783,354	-
Restricted cash	(783,354)	-
Payments of offering costs	(259,871)	-
Accrued liabilities - related party	543,206	140,925
Net cash provided by financing activities	15,630,527	140,925

Net decrease in cash and cash equivalents	(457,394)	-
Cash and cash equivalents at beginning of period	672,107	-

Cash and cash equivalents at end of period	$214,713	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$105,171	$-

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Nature of Business

United Development Funding III, L.P. (which may be referred to as the “Partnership,” “we,” “us,” or “our”) was organized on June 13, 2005 as a Delaware limited partnership.  Our principal purpose is to originate, acquire, service, and otherwise manage, either alone or in association with others, a diversified portfolio of mortgage loans on real property (including mortgage loans that are not first in priority and participation interests in mortgage loans) and to issue or acquire an interest in credit enhancements to borrowers, such as guarantees or letters of credit.Our offices are located in Richardson, Texas.

Our general partner is UMTH Land Development, L.P. (“Land Development”).  Land Development is responsible for our overall management, conduct and operation. Our general partner has authority to act on our behalf in all matters respecting us, our business and our property.  The limited partners shall take no part in the management of our business or transact any business for us and shall have no power to sign or bind us; provided, however, that the limited partners, by a majority vote and without the concurrence of the general partner, have the right to:  (a) amend the partnership agreement, (b) dissolve the Partnership, (c) remove the general partner or any successor general partner, (d) elect a new general partner, and (e) approve or disapprove a transaction entailing the sale of all or substantially all of ourreal properties acquired by the Partnership.

B. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change to the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements.   In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial positional as of March 31, 2007, operating results for the three months ended March 31, 2007, and the results of operations and cash flows for the periods ended March 31, 2007 and 2006.  Operating results and cash flows for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

C. Registration Statement

On May 15, 2006, our Registration Statement on Form S-11, covering a public offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit (the “Offering”), was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (“DRIP”) for $20 per unit.  Initial subscription payments were placed in an account held by the escrow agent and held in trust, pending release to us after we had received and accepted subscriptions for a minimum of $1.0 million.  On July 3, 2006, we satisfied the escrow conditions in connection with the Offering.  As a result, our initial public subscribers were accepted as limited partners and the subscription proceeds from such initial public subscribers were released to us from escrow.  As of March 31, 2007, we had accepted subscriptions and issued 1,488,757 units of limited partnership interest to limited partners, with gross proceeds of approximately $29.8 million (approximately $26.3 million, net) distributed to us, and we had issued 5,646 units of limited partnership interest in accordance with our DRIP.

D.  Line of Credit

In December 2006, we entered into a revolving credit facility (the “Revolving Credit Facility”) with a bank, permitting us to borrow up to an aggregate outstanding principal amount of $10.0 million.  The Revolving Credit Facility is secured by a first priority lien upon all of the Partnership’s existing and future acquired assets.  The Revolving Credit Facility’s maturity date is December 29, 2008.  In consideration for the origination of the Revolving Credit Facility, we paid an origination fee in the amount of approximately $113,000, which is being amortized over the life of the Revolving Credit Facility.  The annual interest rate on the Revolving Credit Facility is equal to the prime rate of interest as quoted in the Wall Street Journal (8.25% at March 31, 2007), payable monthly.  The Revolving Credit Facility requires that we comply with various covenants, including maintaining at least $5.0 million in eligible first lien promissory notes and maintaining, as of December 31, 2006, at least $7.0 million in aggregate partners’ equity and as of January 31, 2007, at least $10.0 million in aggregate partners’ equity.  As of March 31, 2007, the Partnership had approximately $27.1 million in aggregate partners’ equity.

If a default occurs, the Revolving Credit Facility may be declared due and payable immediately.  In such event, the bank may exercise any rights or remedies it may have, including foreclosure of our assets.  Any such event may materially impair our ability to conduct business.

We intend to utilize the Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of our units.  Proceeds from the sale of our units will be used to repay the Revolving Credit Facility.  We intend to use the Revolving Credit Facility as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  As of March 31, 2007, approximately $7.4 million was outstanding on the Revolving Credit Facility, and interest expense related to this was approximately $100,700 for the three months ended March 31, 2007.

E.  Partners’ Capital

As of March 31, 2007, we had accepted subscriptions and issued 1,494,403 units of limited partnership interest pursuant to the Offering, with gross proceeds of approximately $29.8 million distributed to us.  Monthly limited partners’ distributions for three months ended March 31, 2007 totaled approximately $276,300, consisting of $197,700 paid in cash and $78,600 distributed in the form of 3,931 limited partnership units issued in accordance with our DRIP, pursuant to which limited partners may elect to have a portion of their distributions from us reinvested in additional units.  Distributions to our general partner are more fully discussed in Note G.

F.  Commitments and Contingencies

In October 2006, we entered into a limited guaranty effective as of September 1, 2006 for the benefit of United Mortgage Trust, a real estate investment trust organized under the laws of the state of Maryland, or its permitted successors and assigns (the “UDF III Guarantee”), and entered into a letter agreement with respect to a credit enhancement fee related to the UDF III Guarantee by and between United Development Funding, L.P. (“UDF I”), a Nevada limited partnership, and us (the “UDF III Credit Enhancement Fee Agreement”).  Pursuant to the UDF III Guarantee, we guaranteed the repayment of an amount up to $30.0 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDF I.  In exchange for that guarantee, and pursuant to the UDF III Credit Enhancement Fee Agreement, UDF I pays UDF III each month in arrears an amount equal to 0.25% of the maximum liability amount, which is included in commitment fee income.  The maximum liability amount is equal to the maximum amount of exposure pursuant to the UDF III Guarantee; provided, that (i) on or before December 31, 2006, in no event shall the maximum liability amount for the purposes of the payment of the credit enhancement fee be less than $5.0 million, and (ii) if the amount of net proceeds raised by UDF III in connection with the Offering exceeds $5.0 million on the date of calculation, then the maximum liability amount for the purposes of the payment of the credit enhancement fee shall not exceed the amount of net proceeds raised through such date.  In addition, the guarantee is reduced $1.00 for every $1.00 by which the total partners’ equity in UDF I exceeds $30.0 million.  As of March 31, 2007, UDF I total partners’ equity was approximately $37.1 million; thus the exposure under the UDF III Guarantee as of March 31, 2007 was approximately $22.9 million.

The Partnership has no other contingencies.  There are approximately $10.6 million of commitments to be funded under the terms of mortgage notes receivable as of March 31, 2007.  Included in such amount is approximately $5.2 million of commitments for mortgage notes receivable – related party.

G. Related Party Transactions

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

Land Development receives 1.5% of the gross offering proceeds (excluding proceeds from our DRIP) for reimbursement of organization and offering expenses.  We have a related party payable to Land Development of approximately $2.3 million as of March 31, 2007 for organization and offering costs paid by Land Development related to the Offering.

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

We also reimburse our general partner 0.5% of the gross offering proceeds for expenses related to bona fide due diligence expense incurred by unaffiliated selling group members and paid by us through our general partner (except that no such due diligence expenses shall be paid with respect to sales under the DRIP).

We pay up to 1.2% of the gross offering proceeds (excluding proceeds from sales under the DRIP) to IMS Securities, Inc., an unaffiliated third party.  From such amount, IMS Securities, Inc. reallows up to 1% of the gross offering proceeds to wholesalers that are employed by an affiliate of the general partner.  We reimburse the general partner for such wholesaling fees paid on behalf of us.

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

Our general partner receives a carried interest, which is an equity interest in us to participate in all distributions, other than distributions attributable to our general partner’s promotional interest of cash available for distribution and net proceeds from a capital transaction.  If our general partner enters into commitments to investments in mortgages in excess of 82% of the gross offering proceeds, our general partner will be entitled to a carried interest equal to (a) 1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross offering proceeds (or if commitments to investments in mortgages are above 82% but no more than 84.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 82%), (b) 1% for the next 2% of additional commitments to investments in mortgages above 84.5% of the gross offering proceeds (or if commitments to investments in mortgages are above 84.5% but no more than 86.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 84.5%) and (c) 1% for each additional 1% of additional commitments to investments in mortgages above 86.5% of the gross offering proceeds (or a fractional percentage equal to the fractional amount of any 1% of additional commitments to investments in mortgages).

For services rendered in connection with the servicing of our loans, we pay a monthly mortgage servicing fee to our general partner equal to one-twelfth of 0.25% of our aggregate outstanding development mortgage notes receivable balance as of the last day of the month.  Such fees are included in general and administrative expenses.

UMTH Funding Services, LP (“Funding Services”), an affiliate of our general partner, receives 0.8% of the gross offering proceeds (excluding proceeds from sales under our DRIP) as a marketing support fee for marketing and promotional services provided to selling group members.  Funding Services also is reimbursed for operating expenses incurred in assisting the general partner in our management.  An additional marketing support fee is paid directly to unaffiliated participating selected dealers in an amount to be determined in the sole discretion of our general partner, but which shall not exceed 1% of the gross offering proceeds (excluding proceeds from sales under our DRIP).

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the three months ended March 31, 2007:

		For the Three
		Months Ended
Payee	Purpose	March 31,2007
Land Development
	Organization & Offering Expenses	$248,600
	Due Diligence Fees	82,900
	Wholesaler Reimbursement	111,000
	Acquisition & Origination Expenses and Fees	376,500
	Promotional Interest	16,300
	Carried Interest	2,400
	Mortgage Servicing Fee	16,400
Funding Services
	Marketing Support Fees	159,400

The Partnership originated three secured promissory notes to related parties in the principal amount of approximately $13.8 million as of March 31, 2007.  The notes bear interest at rates ranging from 12% to 15% per annum and interest payments are due monthly.  The notes have terms ranging from six to 42 months.  As of March 31, 2007, we had recognized approximately $230,000 of interest income related to these notes.

As of March 31, 2007, we had recognized approximately $142,200 as credit enhancement fees – related party, as discussed above in Note F.

H.  Subsequent Events

On April 6, 2007, we paid a monthly distribution totaling approximately $101,000 to limited partners as of February 28, 2007, consisting of approximately $58,000 paid in cash and $43,000 distributed in the form of limited partnership units issued in accordance with our DRIP.

On May 3, 2007, we paid a monthly distribution totaling approximately $217,000 to limited partners as of March 31, 2007, consisting of approximately $154,000 paid in cash and $63,000 distributed in the form of limited partnership units issued in accordance with our DRIP.

On April 25, 2007, we entered into a letter of engagement with Funding Services.  Pursuant to this letter of engagement, we have agreed to pay Funding Services a debt financing fee of 1% of the amount made available to us pursuant to the origination, extension or amendment of any line of credit or other debt financing procured for us by Funding Services.  In no event will such debt financing fee be paid more than once in respect of the same debt financing.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, development costs that may exceed estimates, development delays, increases in interest rates, residential lot take down or purchase rates or inability to sell residential lots experienced by our borrowers, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission.

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

We will experience a relative increase in liquidity as subscriptions for units are received and accepted and as the Revolving Credit Facility is used to provide transitory indebtedness, and a relative decrease in liquidity as offering proceeds are expended in connection with the funding and acquisition of mortgage loans, as amounts drawn under our Revolving Credit Facility are repaid, and as we pay or reimburse selling commissions and other organization and offering expenses.

The net proceeds of this offering will provide funds to enable us to fund or acquire loans.  In addition, we may utilize the Revolving Credit Facility to fund investments pending receipt of net proceeds from this offering and use the net proceeds of this offering to repay the Revolving Credit Facility.  The number of loans we fund or acquire will depend upon the number of units sold and the resulting amount of the net proceeds available for investment in loans.  In the event that the Offering is not fully sold, our ability to diversify our investments may be diminished.

Until required for the funding or acquisition of loans or the repymanet of our Revolving Credit Facility, net offering proceeds will be kept in short-term, liquid investments.  Our general partner, although not required to, has established a retained earnings reserve from gross offering proceeds out of cash flow generated by loans.  Further, our general partner may establish reserves from gross offering proceeds, cash flow generated by loans or out of net proceeds from loan repayments.

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

Revenue Recognition

Interest income on the mortgage notes receivable is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of March 31, 2007, we were accruing interest on all mortgage notes receivable.

Credit enhancement fee – related party income is generated by a limited guaranty agreement with United Mortgage Trust, an affiliate of our general partner, whereby we agree to guarantee the repayment of an amount up to $30.0 million with respect to a secured line of credit between United Mortgage Trust and UDF I, another affiliate of our general partner.  See “– Off-Balance Sheet Arrangements,” below.  Such income is recognized on a monthly basis as collectibility is deemed probable.  As of March 31, 2007, we were recognizing all credit enhancement fee income on the limited guaranty.

We generate mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with Statement of Financial Accounting Standards (“SFAS”) 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, we defer recognition of income from nonrefundable commitment fees less a 3% placement fee paid to the general partner to provide for processing and origination costs associated with mortgage notes receivable held by us and recognize such income on a straight-line basis over the expected life of such notes.  As of March 31, 2007, approximately $4,000 of net deferred fees have been offset against mortgage notes receivable and approximately $171,000 of net deferred fees have been offset against mortgage notes receivable – related party.

Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable and mortgage notes receivable – related party.  We periodically perform detailed reviews of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses based on historical and current trends and other factors affecting credit losses.  We charge additions to the allowance for loan losses to current period earnings through the provision for loan losses.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  We exercise significant judgment in estimating the timing, frequency and severity of losses, which could materially affect the provision for loan losses and, therefore, net income.  As of March 31, 2007, approximately $8,000 of allowance for loan losses have been offset against mortgage notes receivable.

Mortgage Notes Receivable and Mortgage Notes Receivable – Related Party

Mortgage notes receivable and mortgage notes receivable – related party are recorded at the lower of cost or estimated net realizable value.  The mortgage investments are collateralized by land and related improvements to residential property owned by the borrowers and/or the ownership interests of the borrower.  Currently, the mortgage notes receivable have a term ranging from six to 49 months.  None of such mortgages are insured or guaranteed by a federally owned or guaranteed mortgage agency.  We originate and/or acquire all mortgage notes receivable and intend to hold the mortgage notes receivable for the life of the notes.

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions are currently paid to the limited partners as a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners.  It is the intent of management to monitor and distribute such surplus, if any, on an annual basis.  As of March 31, 2007, we had approximately $144,000 surplus in retained earnings, which is included in our limited partners’ capital account.

Results of Operations

We commenced active operations on July 3, 2006, after we satisfied the escrow conditions in connection with the Offering.  As a result, our results of operations for the three months ended March 31, 2007 are not comparable to the results of operations for the three months ended March 31, 2006.  As there was no operational activity for the three months ended March 31, 2006, the only results presented are for the three months ended March 31, 2007.

Revenues

Interest income, mortgage transaction service revenues and credit enhancement fee – related party for the three months ended March 31, 2007 were approximately $813,200, $86,800 and $142,200, respectively.  On July 3, 2006, we satisfied the escrow conditions in connection with the Offering.  Satisfying these escrow conditions resulted in the Partnership having funds available to originate mortgage notes receivable in the third quarter of 2006.  We expect revenues to increase in 2007 as we continue to raise proceeds from the Offering and invest proceeds in revenue-generating loans.

Expenses

Interest expense and general and administrative expenses for the three months ended March 31, 2007 were approximately $100,700 and $168,900, respectively.  We utilize the Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of our units.  We use the Revolving Credit Facility as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  Interest expense represents interest associated with the Revolving Credit Facility.  The increase in the general and administrative expenses primarily relates to the costs associated with our directors’ and officers’ insurance premiums, as well as legal and accounting fees.

We intend to grow our portfolio in conjunction with the increase in proceeds from the Offering and utilizing the Revolving Credit Facility.  Such proceeds will be deployed in a diversified manner to the borrowers and markets in which we have experience and as markets dictate in accordance with the economic factors conducive for a stable residential market.  We expect interest expense, placement fees to related parties and general and administrative expenses to increase commensurate with the growth of our portfolio.

   Cash Flow Analysis

We commenced active operations on July 3, 2006, after we satisfied the escrow conditions in connection with the Offering.  As a result, our cash flows for the three months ended March 31, 2007 are not comparable to the cash flows for the three months ended March 31, 2006.  As there was no active operations from the three months ended March 31, 2006, the only cash flows presented are for the three months ended March 31, 2007.

Cash flows provided by operating activities for the three months ended March 31, 2007 were approximately $600,200, and were primarily caused by the increase in net income.

Cash flows used in investing activities for the three months ended March 31, 2007 were approximately $16.7 million, resulting from the origination of mortgage notes receivable.

Cash flows provided by financing activities for the three months ended March 31, 2007 were approximately $15.6 million, and were primarily the result of funds received from the issuance of limited partnership units

Our cash and cash equivalents were approximately $214,700 as of March 31, 2007.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) our administrative expenses, and (3) debt service on senior indebtedness required to preserve our collateral position and (4) utilization of the Revolving Credit Facility.  We expect that our liquidity will be provided by (1) loan interest, transaction fees and credit enhancement fee payments, (2) loan principal payments, (3) proceeds from the sale of units of our limited partnership interest, (4) sale of loan pools through securitization and direct sale of loans, (5) proceeds from our DRIP, and (6) credit lines available to us.

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

Increased liquidity needs could result in the liquidation of loans to raise cash, thereby reducing the number and amount of loans outstanding and the resultant earnings realized.  We have secured the Revolving Credit Facility that is utilized as transitory indebtedness to provide liquidity and to reduce the need for large idle cash reserves.

Subscription proceeds are held in escrow until investors are admitted as limited partners.  We intend to continue to admit new limited partners at least monthly.  Amounts associated with non-admitted subscriptions are reflected as “Restricted cash” and “Escrow payable” on our balance sheets.

Material Trends Affecting Our Business

We are a real estate finance limited partnership and derive a substantial portion of our income by originating, purchasing, participating in and holding for investment mortgage loans made directly by us to persons and entities for the acquisition and development of real property as single-family residential lots that will be marketed and sold to home builders. We intend to concentrate our lending activities in the southeast and southwest sections of the United States, particularly in Texas, Colorado, Florida and Arizona.  We believe these areas continue to experience a strong demand for new construction of single-family homes; however, the U.S. housing market has suffered declines in recent months, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation.  Additionally, we intend to concentrate our lending activities with national homebuilders and large regional homebuilders and developers who sell single-family residential home lots to such national and regional homebuilders.  National and large regional homebuilders are expected to reduce the number of new homes constructed in 2007 as compared to 2006.  We expect to see continued healthy demand for our products as the supply of finished new homes and land are once again aligned with our market demand.

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

Our general partner is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that it reasonably anticipates to have a material impact on either the income to be derived from our investments in mortgage loans and entities that make mortgage loans, other than those referred to in our Annual Report on Form 10-K.

     Off Balance Sheet Arrangements

In October 2006, we entered into the UDF III Guarantee, effective as of September 1, 2006, for the benefit of United Mortgage Trust, and entered into the UDF III Credit Enhancement Fee Agreement related to the UDF III Guarantee.  Pursuant to the UDF III Guarantee, we guaranteed the repayment of an amount up to $30.0 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDF I.  In exchange for that guarantee, and pursuant to the UDF III Credit Enhancement Fee Agreement, UDF I pays UDF III each month in arrears an amount equal to 0.25% of the maximum liability amount, which is included in commitment fee income.  The maximum liability amount is equal to the maximum amount of exposure pursuant to the UDF III Guarantee; provided, that (i) on or before December 31, 2006, in no event shall the maximum liability amount for the purposes of the payment of the credit enhancement fee be less than $5.0 million, and (ii) if the amount of net proceeds raised by UDF III in connection with the Offering exceeds $5.0 million on the date of calculation, then the maximum liability amount for the purposes of the payment of the credit enhancement fee shall not exceed the amount of net proceeds so raised through such date.  In addition, the guarantee is reduced $1.00 for every $1.00 by which the total partners’ equity in UDF I exceeds $30.0 million.  As of March 31, 2007, UDF I total partners’ equity was approximately $37.1 million; thus the exposure under the UDF III Guarantee as of March 31, 2007 was approximately $22.9 million.

An affiliate of Land Development serves as the advisor to United Mortgage Trust.

As of March 31, 2007, we had recognized as “Credit enhancement fees – related party” revenue of approximately $142,000.

  Contractual Obligations

As of March 31, 2007, we had funded 12 loans totaling approximately $33.5 million.  There are approximately $10.6 million of commitments to be funded under the terms of mortgage notes receivable as of March 31, 2007.

Subsequent Events

On April 6, 2007, we paid a monthly distribution totaling approximately $101,000 to limited partners as of February 28, 2007, consisting of approximately $58,000 paid in cash and $43,000 distributed in the form of limited partnership units issued in accordance with our DRIP.

On May 3, 2007, we paid a monthly distribution totaling approximately $217,000 to limited partners as of March 31, 2007, consisting of approximately $154,000 paid in cash and $63,000 distributed in the form of limited partnership units issued in accordance with our DRIP.

On April 25, 2007, we entered into a letter of engagement with Funding Services.  Pursuant to this letter of engagement, we have agreed to pay Funding Services a debt financing fee of 1% of the amount made available to us pursuant to the origination, extension or amendment of any line of credit or other debt financing procured for us by Funding Services.  In no event will such debt financing fee be paid more than once in respect of the same debt financing.

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

Demand for our mortgage loans and the amount of interest we collect with respect to such loans depends on the ability of borrowers of real estate development loans to sell single-family lots developed with the proceeds of the loans to homebuilders.

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

As of March 31, 2007, our mortgage notes receivable and mortgage notes receivable – related party of approximately $25.8 million and $8.7 million, respectively, were all at fixed interest rates, and thus, such mortgage notes receivable are not subject to change in future earnings, fair values or cash flows.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Land Development, our general partner, including its principal executive officer and principal financial officer, evaluated, as of March 31, 2007, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of March 31, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

We are not a party to, and none of our assets are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not make any unregistered sales of securities during the three months ended March 31, 2007.  On May 15, 2006, our Registration Statement on Form S-11 (Registration No. 333-127891), covering a public offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20 per unit.  The aggregate offering price for the units is $350.0 million.

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

On July 3, 2006, we satisfied the escrow conditions in connection with the Offering and accepted our initial public subscribers as limited partners.  Since such time, we have admitted, and intend to continue to admit, new investors at least monthly.  As of March 31, 2007, we had accepted subscriptions and issued 1,488,757 units of limited partnership interest to limited partners, with gross proceeds of approximately $29.8 million distributed to us.  We also had issued 5,646 units of limited partnership in accordance with our DRIP.  The net offering proceeds to us, after deducting approximately $3.5 million of offering costs, are approximately $26.3 million.  Of the offering costs, approximately $1.2 million was paid to our general partner or affiliates of our general partner for organization and offering expenses, and $2.3 million was paid to non-affiliates for commissions and dealer fees.  We paid our general partner approximately $693,500 for acquisition and origination fee expenses associated with the mortgage notes receivable.  As of March 31, 2007, we had used approximately $25.4 million of the offering proceeds to originate loans.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the first quarter of 2007.

Item 5. Other Information.

None

Item 6. Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Index to Exhibits attached hereto.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Development Funding III, L.P.

By:	UMTH Land Development, L.P.
Its General Partner

Dated: May 15, 2007	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer, and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.
(Principal Executive Officer)

By:	/s/ Cara D. Obert
Cara D. Obert
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number                    Description

3.1
Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit B to prospectus dated May 15, 2006, filed pursuant to Rule 424(b)(3) on May 18, 2006)

3.2
Certificate of Limited Partnership of Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on August 26, 2005)

4.1
Subsription Agreement (previously filed in and incorporated by reference to Exhibit C to Supplement No. 2 to prospectus dated May 15, 2006, contained within Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on April 30, 2007)

10.1	Note Purchase, Assignment and Assumption Agreement by and between McDougal Family Partnership, LTD. and United Development Funding III, L.P.

10.2
Letter of engagement between UMTH Funding Services, L.P. and United Development Funding III, L.P. regarding arrangement of financing and financial advising (previously filed in and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on April 30, 2007)

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