Form 10-Q
period 2007-06-30
United Development Funding III, LP
filed 2007-08-14
CIK 1335732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

        [Mark One]
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-Q
Quarter Ended March 31, 2007

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

		Page
Item 1.	Legal Proceedings. …………………………………………………………………..…………………………………………………………………..………………	16
Item 1A.	Risk Factors. ……………………………………………………………………………………………………………………………………………..………………	16
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds. ………………………………………………………………………………………..…………..	16
Item 6.	Exhibits. …………………………………………………………………………………………………………………………………………………..………………..	16
Signatures.	……………………………………………………………………………………………………………………………………………………………..……………….	17

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING III, L.P.
BALANCE SHEETS
	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Assets:

Cash and cash equivalents	$5,216,920	$672,107
Restricted cash	2,143,321	588,516
Accrued receivable - related party	299,722	6,241
Mortgage notes receivable, net	37,147,523	11,422,063
Mortgage notes receivable - related party, net	12,017,239	6,328,010
Partnership interest subscriptions receivable	100	100
Deferred offering costs	2,480,707	2,047,133
Other assets	112,203	167,484

Total assets	$59,417,735	$21,231,654

Liabilities and Partners' Capital:

Liabilities:

Accounts payable	$500	$2,413
Accrued liabilities	18,484	66,927
Accrued liabilities - related party	2,541,306	2,238,805
Escrow payable	2,143,321	588,516
Line of credit	4,014,858	6,436,402

Total liabilities	8,718,469	9,333,063

Commitments and contingencies	-	-

Partners' Capital:

Limited partners' capital: 17,500,000 units authorized;
2,800,119 units issued and outstanding at June 30,
2007 and 661,191 units issued and outstanding at
December 31, 2006	50,645,391	11,879,843
General partner's capital	53,875	18,748

Total partners' capital	50,699,266	11,898,591

Total liabilities and partners' capital	$59,417,735	$21,231,654

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Interest income	$1,513,382	$-	$2,326,601	$-
Credit enhancement fees - related party	154,207	-	296,394	-
Mortgage and transaction service revenues	160,324	-	247,107	-
Total revenues	1,827,913	-	2,870,102	-

Expenses:
Interest expense	91,523	-	192,269	-
General and administrative	336,211	-	505,063	522
Total expenses	427,734	-	697,332	522

Net income/(loss)	$1,400,179	$-	$2,172,770	$(522)

Earnings per unit, basic and diluted	$0.65	$-	$1.37	$-

Weighted average units outstanding	2,157,755	-	1,582,866	-

Distributions declared per limited partnership unit	$0.15	$-	$0.43	$-

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating Activities

Net income	$2,172,770	$(522)
Changes in operating assets and liabilities:
Accrued interest receivable - related party	(293,481)	-
Other assets	55,281	-
Accounts payable	(1,913)	522
Accrued liabilities	(48,443)	-
Net cash provided by operating activities	1,884,214	-

Investing Activities
Investments in mortgage notes receivable	(25,842,310)	-
Investments in mortgage notes receivable - related party	(5,775,015)	-
Receipts from mortgage notes receivable	116,850	-
Receipts from mortgage notes receivable - related party	85,786	-
Net cash used in investing activities	(31,414,689)	-

Financing Activities
Payments on line-of-credit, net	(2,421,544)	-
Limited partner contributions	37,459,147	-
Limited partner distributions	(908,110)	-
Limited partner distribution reinvestment	267,288	-
General partner distributions	(190,420)	-
Escrow payable	1,554,805	-
Restricted cash	(1,554,805)	-
Payments of offering costs	(433,574)	-
Accrued liabilities - related party	302,501	-
Net cash provided by financing activities	34,075,288	-

Net increase in cash and cash equivalents	4,544,813	-
Cash and cash equivalents at beginning of period	672,107	-
Cash and cash equivalents at end of period	$5,216,920	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$196,694	$-

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Nature of Business

United Development Funding III, L.P. (which may be referred to as the “Partnership,” “we,” “us,” or “our”) was organized on June 13, 2005 as a Delaware limited partnership.  Our principal purpose is to originate, acquire, service, and otherwise manage, either alone or in association with others, a diversified portfolio of mortgage loans that are secured by real property or equity interests that hold real property already subject to other mortgages (including mortgage loans that are not first in priority and participation interests in mortgage loans) and to issue or acquire an interest in credit enhancements to borrowers, such as guaranties or letters of credit.Our offices are located in Richardson, Texas.

Our general partner is UMTH Land Development, L.P., a Delaware limited partnership, (“Land Development”).  Land Development is responsible for our overall management, conduct and operation. Our general partner has authority to act on our behalf in all matters respecting us, our business and our property.  The limited partners shall take no part in the management of our business or transact any business for us and shall have no power to sign or bind us; provided, however, that the limited partners, by a majority vote and without the concurrence of the general partner, have the right to:  (a) amend the partnership agreement governing the partnership, (b) dissolve the Partnership, (c) remove the general partner or any successor general partner, (d) elect a new general partner, and (e) approve or disapprove a transaction entailing the sale of all or substantially all of ourreal properties acquired by the Partnership.

B. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change to the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the financial statements filed in our most recent Annual Report.  In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of June 30, 2007, operating results for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006.  Operating results and cash flows for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

C. Registration Statement

On May 15, 2006, our Registration Statement on Form S-11, covering a public offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit (the “Offering”), was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (“DRIP”) at a price of $20 per unit.  Initial subscription payments were placed in an account held by the escrow agent and held in trust, pending release to us after we had received and accepted subscriptions for a minimum of $1.0 million.  On July 3, 2006, we satisfied the minimum escrow conditions in connection with the Offering.  As a result, our initial public subscribers were accepted as limited partners and the subscription proceeds from such initial public subscribers were released to us from escrow.  As of June 30, 2007, we had issued an aggregate 2,800,119 units of limited partnership interest in the Offering, consisting of 2,785,040 units that have been issued to our limited partners in exchange for gross proceeds of approximately $55.7 million (approximately $49.1 million, net) to us, and another  15,079 units of limited partnership interest issued to limited partners in accordance with our DRIP.

D.  Line of Credit

In December 2006, we entered into a revolving credit facility (the “Revolving Credit Facility”) with Premier Bank, a Missouri banking association d/b/a Premier Bank of Texas, permitting us to borrow up to an aggregate outstanding principal amount of $10.0 million.  The Revolving Credit Facility is secured by a first priority lien upon all of the Partnership’s existing and future acquired assets.  The Revolving Credit Facility’s maturity date is December 29, 2008.  In consideration for the origination of the Revolving Credit Facility, we paid an origination fee in the amount of approximately $113,000, which is being amortized over the initial two-year term of the Revolving Credit Facility.  The annual interest rate on the Revolving Credit Facility is equal to the prime rate of interest as quoted in the Wall Street Journal (8.25% at June 30, 2007), payable monthly.  The Revolving Credit Facility requires that we comply with various covenants, including maintaining at least $5.0 million in eligible first lien promissory notes and maintaining, as of December 31, 2006, at least $7.0 million in aggregate partners’ equity and as of January 31, 2007, at least $10.0 million in aggregate partners’ equity.  As of June 30, 2007, the Partnership had approximately $50.7 million in aggregate partners’ equity and was in compliance with its other operating covenants.

If a default occurs, the Revolving Credit Facility may be declared due and payable immediately.  In such event, Premier Bank may foreclose on our assets or exercise any other rights or remedies it may have, including foreclosure of our assets.  Any such event may materially impair our ability to conduct business.

We intend to utilize the Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of our units.  Certain proceeds from the sale of our units are used to repay the Revolving Credit Facility.  We intend to use the Revolving Credit Facility as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  As of June 30, 2007, approximately $4.0 million was outstanding on the Revolving Credit Facility, and interest expense related to the borrowings under this facility was approximately $192,000 for the six months ended June 30, 2007.

E.  Partners’ Capital

As of June 30, 2007, we had accepted subscriptions for 2,800,119 units of limited partnership interest pursuant to the Offering, which represented gross proceeds of approximately $55.7 million to us.  Monthly limited partners’ distributions for six months ended June 30, 2007 totaled approximately $908,100, consisting of $640,800 paid in cash and $267,300 distributed in the form of 13,364 limited partnership units issued in accordance with our DRIP, pursuant to which limited partners may elect to have a portion of their distributions from us reinvested in additional units.  Distributions to our general partner are more fully discussed in Note G.

F.  Commitments and Contingencies

In October 2006, we entered into a limited guaranty for the benefit of United Mortgage Trust, a real estate investment trust organized under the laws of the state of Maryland (“UMT”), or its permitted successors and assigns (the “UDF III Guaranty”), by which we guarantied the repayment of up to $30.0 million owed to UMT with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between UMT and United Development Funding, L.P., a Nevada limited partnership (“UDF I”).  In connection with the UDF III Guaranty, we entered into letter agreement with UDF I, (the UDF III Credit Enhancement Fee Agreement), which provides for UDF I to pay us a monthly amount in arrears equal to 0.25% of the maximum liability amount, in consideration for our guaranty.  We include those monthly payments of the credit enhancement fee in our commitment fee income.  The maximum liability amount is equal to the maximum amount of our exposure pursuant to the UDF III Guaranty; provided, that if the amount of net proceeds raised by UDF III in connection with the Offering exceeds $5.0 million on the date of calculation, then the maximum liability amount for the purposes of the payment of the credit enhancement fee shall not exceed the amount of net proceeds raised through such date.  In addition, the amount of the guaranty is reduced $1.00 for every $1.00 by which the total partners’ equity in UDF I exceeds $30.0 million.  As of June 30, 2007, UDF I total partners’ equity was approximately $40.3 million; thus the exposure under the UDF III Guaranty as of June 30, 2007 was approximately $19.7 million.

An affiliate of our general partner serves as the advisor to UMT.  In addition, our general partner serves as the asset manager for UDF I.

The Partnership has no other outstanding debt or contingent payment obligations, other than certain loan guaranties or letters of credit that we may make to or for the benefit of third-party lenders.  There are approximately $11.1 million of commitments to be funded under the terms of mortgage notes receivable as of June 30, 2007.  Included in such amount is approximately $1.9 million of commitments for mortgage notes receivable – related party.

G. Related Party Transactions

Our general partner, Land Development, and certain of its affiliates receive fees in connection with the Offering and in connection with the acquisition and management of the assets and reimbursement of costs of the Partnership.

We commenced active operations after we satisfied the minimum escrow condition in connection with the Offering on July 3, 2006.  No fees or reimbursement of costs were paid to our general partner prior to July 3, 2006.

Land Development also receives up to 1.5% of the gross offering proceeds (excluding proceeds from our DRIP) for reimbursement of organization and offering expenses.  We have a related party payable to Land Development of approximately $2.5 million as of June 30, 2007 for organization and offering costs paid by Land Development related to the Offering.

Land Development  is also paid 3% of the net amount available for investment in mortgages for fees and expenses associated with the selection and origination of mortgages, including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us.  Such costs are amortized into interest income over the life of the development mortgage notes receivable.

We also reimburse Land Development up to 0.5% of the gross offering proceeds for expenses related to bona fide due diligence expense incurred by unaffiliated selling group members and paid by us through Land Development (except that no such due diligence expenses shall be paid with respect to sales under the DRIP).

We pay up to 1.2% of the gross offering proceeds (excluding proceeds from sales under the DRIP) to IMS Securities, Inc., an unaffiliated third party.  From such amount, IMS Securities, Inc. reallows up to 1% of the gross offering proceeds to wholesalers that are employed by an affiliate of Land Development.  We reimburse Land Development, or its affiliate, for such wholesaling fees paid on our behalf.

Land Development currently receives a promotional interest equal to 10% of cash available for distribution prior to the return to the limited partners of all of their capital contributions plus an 8% annual cumulative (non-compounded) return on their net capital contributions.  After the limited partners receive a return of their net capital contributions and an 8% annual cumulative (non-compounded) return on their net capital contributions, Land Development will receive a subordinated promotional interest of 15% of remaining cash available for distribution (including net proceeds from a capital transaction or pro rata portion thereof).

Land Development receives a carried interest, which is an equity interest in us to participate in all distributions, other than distributions attributable to its promotional interest of cash available for distribution and net proceeds from a capital transaction.  If Land Development enters into commitments to investments in mortgages in excess of 82% of the gross offering proceeds, it will be entitled to a carried interest equal to (a) 1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross offering proceeds (or if commitments to investments in mortgages are above 82% but no more than 84.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 82%), (b) 1% for the next 2% of additional commitments to investments in mortgages above 84.5% of the gross offering proceeds (or if commitments to investments in mortgages are above 84.5% but no more than 86.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 84.5%) and (c) 1% for each additional 1% of additional commitments to investments in mortgages above 86.5% of the gross offering proceeds (or a fractional percentage equal to the fractional amount of any 1% of additional commitments to investments in mortgages).

For services rendered in connection with the servicing of our loans, we pay a monthly mortgage servicing fee to Land Development equal to one-twelfth of 0.25% of our aggregate outstanding development mortgage notes receivable balance as of the last day of the month.  Such fees are included in general and administrative expenses.

UMTH Funding Services, LP (“Funding Services”), an affiliate of Land Development, receives 0.8% of the gross offering proceeds (excluding proceeds from sales under our DRIP) as a marketing support fee for marketing and promotional services provided to selling group members.  Funding Services also is reimbursed for operating expenses incurred in assisting Land Development in our management.  An additional marketing support fee is paid directly to unaffiliated participating selected dealers in an amount to be determined in the sole discretion of Land Development, but which shall not exceed 1% of the gross offering proceeds (excluding proceeds from sales under our DRIP).

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the six months ended June 30, 2007:

		For the Six
		Months Ended
Payee	Purpose	June 30, 2007
Land Development
	Organization &
	Offering Expenses	$637,200
	Due Diligence Fees	212,400
	Wholesaler Reimbursement	126,600
	Acquisition & Origination
	Expenses and Fees	1,156,519
	Promotional Interest	166,000
	Carried Interest	24,400
	Mortgage Servicing Fee	44,000
Funding Services
	Marketing Support Fees	498,900

The Partnership originated three secured promissory notes to related parties, including UDF I and borrowers in which UDF I or one or more other companies that may be deemed to be under common control with the Partnership had an equity interest or other investment as well.  Each loan was issued on our standard terms for unrelated parties, and the aggregate principal outstanding is approximately $13.8 million as of June 30, 2007.  The notes bear interest at rates ranging from 12% to 15% per annum and interest payments are due monthly.  The notes have terms ranging from six to 42 months.  As of June 30, 2007, we had recognized approximately $582,000 of interest income related to these notes.

As of June 30, 2007, we had recognized approximately $296,400 as credit enhancement fees – related party, as discussed above in Note F.

On April 25, 2007, we entered into a letter of engagement with Funding Services.  Pursuant to this letter of engagement, we have agreed to pay Funding Services a debt financing fee of 1% of the amount made available to us pursuant to the origination, extension or amendment of any line of credit or other debt financing procured for us by Funding Services.  In no event will such debt financing fee be paid more than once in respect of the same debt financing.  As of June 30, 2007, no debt placement has been procured by Funding Services and no debt placement fees have been paid.

H.  Subsequent Events

On July 9, 2007, we paid a monthly distribution totaling approximately $356,000 to limited partners as of May 31, 2007, consisting of approximately $252,000 paid in cash and $104,000 distributed in the form of limited partnership units issued in accordance with our DRIP.

On August 8, 2007, we paid a monthly distribution totaling approximately $422,000 to limited partners as of June 30, 2007, consisting of approximately $294,000 paid in cash and approximately $128,000 distributed in the form of limited partnership units issued in accordance with our DRIP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

Forward-Looking Statements

This section of the quarterly report contains forward-looking statements, including discussion and analysis of us, our financial condition, amounts of anticipated cash distributions to our limited partners in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guaranties of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, development costs that may exceed estimates, development delays, increases in interest rates, residential lot take down or purchase rates or inability to sell residential lots experienced by our borrowers, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission.

Overview

UDF III is a Delaware limited partnership formed on June 13, 2005.  We derive a substantial portion of our income by originating, purchasing, participating in and holding for investment various mortgage loans, which may be secured by real property or equity interests of entities that hold real property made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots that will be marketed and sold to home builders. We also offer credit enhancements to developers in the form of loan guaranties to third-party lenders, letters of credit issued for the benefit of third-party lenders and similar credit enhancements.  Our investment objectives are:

      •  to make, originate or acquire a participation interest in various mortgage loans (secured by first priority or junior priority liens against real property or liens against equity interests of entities that hold real property) typically in the range of $500,000 to $10,000,000, and to provide credit enhancements to real estate developers and regional and national homebuilders who acquire real property, subdivide such real property into single-family residential lots and sell such lots to homebuilders or build homes on such lots;

      •  to produce net interest income from the interest on loans that we originate or purchase or in which we acquire a participation interest;

  •  to produce a profitable fee from our credit enhancement transactions;

  •  to produce income through origination commitment and credit enhancement fees charged to borrowers;

  •  to maximize distributable cash to investors; and

  •  to preserve, protect and return capital contributions.

Some of our principals are also principals of UDF I and United Development Funding II, L.P. (“UDF II”).  Both UDF I and UDF II are real estate finance companies that engage in the business in which we engage and intend to engage.  Our general partner, Land Development, is an affiliate of the general partners of UDF I and UDF II and also serves as the asset manager for UDF I and UDF II.  We often invest in the same projects in which UDF I and UDF II invest.  We believe that we will be able to invest in a more diversified portfolio of loans if we are able to participate in project finance with our affiliates.  UDF I and UDF II may also make equity investments which generally are not suitable investments for us to make and which presently we do not undertake.  We may make loans to borrowers in which UDF I and/or UDF II and/or our general partner or its affiliates have also made loans or an equity investment, which may be senior in security, right of payment or other terms to our investment.

We do not have any officers, employees or directors, and we depend entirely on our general partner and its affiliates to manage our operations.  As a result, we are subject to various conflicts of interest arising out of our relationship with out general partner and its affiliates.  All of our agreements and arrangements with our general partner and its affiliates, including those relating to compensation by us, are not the result of arm’s length negotiations.

 Our general partner, who makes all our investment decisions, is responsible for managing our affairs on a day-to-day basis and for identifying and making loans on our behalf.  UMT Holdings LP (“UMT Holdings”) holds 99.9% of the limited partnership interests in our general partner, Land Development.  UMT Services Inc. (“UMT Services”) owns the remaining 0.1% of the limited partnership interests in Land Development and serves as its general partner.  Theodore “Todd” F. Etter, Jr. and Hollis M. Greenlaw, who are directors of UMT Services, own 100% of the equity interests in UMT Services.  Because we were organized and are operated by our general partner, conflicts of interest will not be resolved through arm’s length negations but through the exercise of our general partner’s judgment consistent with its fiduciary responsibility to the limited partners and our investment objectives and policies.

Current Public Offering

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

Revenue Recognition

Interest income on the mortgage notes receivable is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of June 30, 2007, we were accruing interest on all mortgage notes receivable.

Credit enhancement fee – related party income is generated by a limited guaranty agreement with UMT, an affiliate of our general partner, whereby we agree to guaranty the repayment of an amount up to $30.0 million with respect to a secured line of credit between UMT and UDF I, another affiliate of our general partner.  See “–Off-Balance Sheet Arrangements,” below.  Such income is recognized on a monthly basis as collectibility is deemed probable.  As of June 30, 2007, we were recognizing all credit enhancement fee income on the limited guaranty.

We generate mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with Statement of Financial Accounting Standards (“SFAS”) 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, we defer recognition of income from nonrefundable commitment fees less a 3% placement fee paid to Land Development to provide for processing and origination costs associated with mortgage notes receivable held by us and recognize such income on a straight-line basis over the expected life of such notes.  As of June 30, 2007, approximately $244,000 of net deferred fees have been offset against mortgage notes receivable and approximately $152,000 of net deferred fees have been offset against mortgage notes receivable – related party.

Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable and mortgage notes receivable – related party.  We periodically perform detailed reviews of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses based on historical and current trends and other factors affecting credit losses.  We charge additions to the allowance for loan losses to current period earnings through the provision for loan losses.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  We exercise significant judgment in estimating the timing, frequency and severity of losses, which could materially affect the provision for loan losses and, therefore, net income.  As of June 30, 2007, approximately $23,000 of allowance for loan losses have been offset against mortgage notes receivable.

Mortgage Notes Receivable and Mortgage Notes Receivable – Related Party

Mortgage notes receivable and mortgage notes receivable – related party are recorded at the lower of cost or estimated net realizable value.  The mortgage investments are collateralized by land and related improvements to residential property owned by the borrowers and/or the ownership interests of the borrower.  Currently, the mortgage notes receivable have a term ranging from three to 49 months.  None of such mortgages are insured or guarantied by a federally owned or guarantied mortgage agency.  We originate and/or acquire all mortgage notes receivable and intend to hold the mortgage notes receivable and other loans for the life of the notes.

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions are currently paid to the limited partners as a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners.  It is the intent of management to monitor and distribute such surplus, if any, on an annual basis.  As of June 30, 2007, we had approximately $217,000 surplus in retained earnings, which is included in our limited partners’ capital account.

Results of Operations

We commenced active operations on July 3, 2006, after we satisfied the minimum escrow conditions in connection with the Offering.  As a result, our results of operations for the six months ended June 30, 2007 are not comparable to the results of operations for the six months ended June 30, 2006.  As there was no operational activity for the six months ended June 30, 2006, the only results presented are for the six months ended June 30, 2007.

Revenues

Interest income, mortgage transaction service revenues and credit enhancement fee – related party for the six months ended June 30, 2007 were approximately $2,326,600, $247,100 and $296,400, respectively.  On July 3, 2006, we satisfied the minimum escrow conditions in connection with the Offering.  Satisfying these escrow conditions resulted in the Partnership having funds available to originate mortgage notes receivable and other loans in the third quarter of 2006.  We expect revenues to increase in 2007 as we continue to raise proceeds from the Offering and invest proceeds in revenue-generating loans.

Expenses

Interest expense and general and administrative expenses for the six months ended June 30, 2007 were approximately $192,300 and $505,100, respectively.  We utilize the Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of our units.  We use the Revolving Credit Facility as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  Interest expense represents interest associated with the Revolving Credit Facility. The increase in the general and administrative expenses primarily relates to the costs associated with our directors’ and officers’ insurance premiums, as well as legal and accounting fees.

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

   Cash Flow Analysis

We commenced active operations on July 3, 2006, after we satisfied the minimum escrow conditions in connection with the Offering.  As a result, our cash flows for the six months ended June 30, 2007 are not comparable to the cash flows for the six months ended June 30, 2006.  As there were no active operations from the six months ended June 30, 2006, the only cash flows presented are for the six months ended June 30, 2007.

Cash flows provided by operating activities for the six months ended June 30, 2007 were approximately $1,884,200, and were primarily caused by the increase in net income.

Cash flows used in investing activities for the six months ended June 30, 2007 were approximately $31.4 million, resulting from the origination of mortgage notes receivable.

Cash flows provided by financing activities for the six months ended June 30, 2007 were approximately $34.1 million, and were primarily the result of funds received from the issuance of limited partnership units.

Our cash and cash equivalents were approximately $5.2 million as of June 30, 2007.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) our administrative expenses, (3) debt service on senior indebtedness required to preserve our collateral position and (4) utilization of the Revolving Credit Facility.  We expect that our liquidity will be provided by (1) loan interest, transaction fees and credit enhancement fee payments, (2) loan principal payments, (3) proceeds from the sale of units of our limited partnership interest, (4) sale of loan pools through securitization and direct sale of loans, (5) proceeds from our DRIP, and (6) credit lines available to us.

In most cases, loan interest payments will be funded by an interest reserve and are due at the maturity of the loan.  Interest reserve accounts are funded as loan proceeds and are intended to provide cash for monthly interest payments until such time that revenue from the sale of land or developed lots is sufficient to meet the debt service obligations.  In the event that interest reserves are exhausted prior to realization of sufficient cash from land or lot sales, interest is due and payable monthly, and if the required payments are not made, a loan default may occur.  Payment defaults and decreasing land and lot sales may result in less liquidity and affect our ability to meet our obligations and make distributions.  The inability to sell additional partnership interests may result in our inability to fund loans, and the inability to sell loan pools may result in longer periods to return principal to our investors.  Limited credit facilities may impact our ability to meet our obligations or expand our loan portfolio when other sources of cash are not sufficient.

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

Material Trends Affecting Our Business

We are a real estate finance limited partnership and derive a substantial portion of our income by originating, purchasing, participating in and holding for investment mortgage loans made directly by us to persons and entities for the acquisition and development of real property as single-family residential lots that will be marketed and sold to home builders. We intend to concentrate our lending activities in the southeast and southwest sections of the United States, particularly in Texas, Colorado, and Arizona.  We believe these areas continue to experience demand for new construction of single-family homes; however, the U.S. housing market has suffered declines in recent months, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation.  Additionally, we intend to concentrate our lending activities with national homebuilders and large regional homebuilders and developers who sell single-family residential home lots to such national and regional homebuilders.  National and large regional homebuilders are expected to reduce the number of new homes constructed in 2007 as compared to 2006.  We expect to see continued healthy demand for our products as the supply of finished new homes and land is once again aligned with our market demand.

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

Developers to whom we make mortgage loans use the proceeds of such loans to develop raw real estate into residential home lots.  The developers obtain the money to repay these development loans by selling the residential home lots to home builders or individuals who will build single-family residences on the lots, and by obtaining replacement financing from other lenders.  If interest rates increase, the demand for single-family residences may decrease.  Also, if mortgage financing underwriting criteria become stricter, demand for single family residences may decrease.  In such an interest rate and/or mortgage financing climate, developers may be unable to generate sufficient income from the resale of single-family residential lots to repay loans from us, and developers’ costs of funds obtained from lenders in addition to us may increase, as well.  Accordingly, increases in single-family mortgage interest rates or decreases in the availability of mortgage financing could increase the number of defaults on development loans made by us.

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

     Off Balance Sheet Arrangements

In October 2006, we entered into the UDF III Guaranty, effective as of September 1, 2006, for the benefit of UMT, and entered into the UDF III Credit Enhancement Fee Agreement related to the UDF III Guaranty.  Pursuant to the UDF III Guaranty, we guarantied the repayment of an amount up to $30.0 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between UMT and UDF I.  In exchange for that guaranty, and pursuant to the UDF III Credit Enhancement Fee Agreement, UDF I pays UDF III each month in arrears an amount equal to 0.25% of the maximum liability amount, which is included in our commitment fee income.  The maximum liability amount is equal to the maximum amount of exposure pursuant to the UDF III Guaranty; provided, that if the amount of net proceeds raised by UDF III in connection with the Offering exceeds $5.0 million on the date of calculation, then the maximum liability amount for the purposes of the payment of the credit enhancement fee shall not exceed the amount of net proceeds so raised through such date.  In addition, the guaranty is reduced $1.00 for every $1.00 by which the total partners’ equity in UDF I exceeds $30.0 million.  As of June 30, 2007, UDF I total partners’ equity was approximately $40.3 million; thus the exposure under the UDF III Guaranty as of June 30, 2007 was approximately $19.7 million.

An affiliate of Land Development serves as the advisor to UMT.

As of June 30, 2007, we had recognized as “Credit enhancement fees – related party” revenue of approximately $296,000.

  Contractual Obligations

As of June 30, 2007, we had funded 17 loans totaling approximately $48.0 million.  There are approximately $11.1 million of commitments to be funded under the terms of mortgage notes receivable as of June 30, 2007.

Subsequent Events

On July 9, 2007, we paid a monthly distribution totaling approximately $356,000 to limited partners as of May 31, 2007, consisting of approximately $252,000 paid in cash and $104,000 distributed in the form of limited partnership units issued in accordance with our DRIP.

On August 8, 2007, we paid a monthly distribution totaling approximately $422,000 to limited partners as of June 30, 2007, consisting of approximately $294,000 paid in cash and approximately $128,000 distributed in the form of limited partnership units issued in accordance with our DRIP.

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

As of June 30, 2007, our mortgage notes receivable and mortgage notes receivable – related party of approximately $37.1 million and $12.0 million, respectively, were all at fixed interest rates, and thus, such mortgage notes receivable are not subject to change in future earnings, fair values or cash flows.

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

In addition, we further seek to mitigate our single-family lot and residential homebuilding market risk by assigning an asset manager to each mortgage note.  This asset manager is responsible for monitoring the progress and performance of the Borrower and the project as well as assessing the status of the marketplace and value of our collateral securing repayment of our mortgage loan.

Item 4. Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Land Development, our general partner, including its principal executive officer and principal financial officer, evaluated, as of June 30, 2007, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of June 30, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not make any unregistered sales of securities during the six months ended June 30, 2007.  On May 15, 2006, our Registration Statement on Form S-11 (Registration No. 333-127891), covering a public offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20 per unit.  The aggregate offering price for the units is $350.0 million.

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

On July 3, 2006, we satisfied the minimum escrow conditions in connection with the Offering and accepted our initial public subscribers as limited partners.  Since such time, we have admitted, and intend to continue to admit, new investors at least monthly.  As of June 30, 2007, we had issued an aggregate 2,800,119 units of limited partnership interest in the Offering, consisting of 2,785,040 units that have been issued to our limited partners, in exchange for gross proceeds of approximately $55.7 million.  We also had 15,079 units of limited partnership issued to limited partners in accordance with our DRIP.  The net offering proceeds to us, after deducting approximately $6.6 million of offering costs, are approximately $49.1 million.  Of the offering costs, approximately $2.0 million was paid to our general partner or affiliates of our general partner for organization and offering expenses, and $4.6 million was paid to non-affiliates for commissions and dealer fees.  We paid our general partner approximately $1.5 million for acquisition and origination fee expenses associated with the mortgage notes receivable.

Item 6. Exhibits.

    The exhibits filed in response to Item 601 of Regulation S-K are listed on the Index to Exhibits attached hereto.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Development Funding III, L.P.

By:	UMTH Land Development, L.P.
Its General Partner

Dated: August 14, 2007	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer, and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.
(Principal Executive Officer)

By:	/s/ Cara D. Obert
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