Form 10-Q/A
period 2007-06-30
United Development Funding III, LP
filed 2007-08-16
CIK 1335732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

      Amendment No.1

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

EXPLANATORY NOTE:

United Development Funding III, L.P. is filing this Amendment No. 1 to our Form 10-Q for the quarterly period ended June 30, 2007 to correct certain typographical errors on our table of contents.  For the convenience of the reader, this Form 10-Q/A sets forth the original filing in its entirety as amended by and to reflect the following changes to the table of contents in the original filing: (1) The heading to the table of contents which was identified as the "Quarter Ended March 31, 2007", now reads “Quarter Ended June 30, 2007”, (2) Statements of Operations which were identified as the "three months ended June 30, 2007 and 2006" are revised to read “Statements of Operations for the three and six months ended June 30, 2007 and 2006”, and (3) Statements of Cash Flows which were identified as being for "the three months ended June 30, 2007 and 2006" are now identified as the “Statements of Cash Flows for the six months ended June 30, 2007 and 2006.”  This Amendment No.1 to Form 10-Q, as revised to reflect the changes to the table of contents described above, supersedes and replaces the original Form 10-Q in its entirety.  Except as revised to reflect the typographical errors specifically described above, no other changes are made to the original Form 10-Q.

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-Q
Quarter Ended June 30, 2007

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

2

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