Form 10-Q
period 2007-09-30
United Development Funding III, LP
filed 2007-11-14
CIK 1335732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

       [Mark One]
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

UNITED DEVELOPMENT FUNDING III, L.P.

FORM 10-Q

Quarter Ended September 30, 2007

PART I
FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements.
	Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006 (Audited) ...............................................................................................................	3
	Statements of Operations for the three and nine months ended September 30, 2007 and 2006 (Unaudited) ................................................................................	4
	Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (Unaudited) .................................................................................................	5
	Notes to Financial Statements (Unaudited) .............................................................................................................................................................................................	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. ......................................................................................................	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk. .........................................................................................................................................................	19
Item 4.	Controls and Procedures. ...	20

PART II
OTHER INFORMATION

		Page
Item 1.	Legal Proceedings. ...	21
Item 1A.	Risk Factors. ...	21
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds. ...........................................................................................................................................................	21
Item 5	Other Information. ...	21
Item 6.	Exhibits. ...	22
Signatures.	...	23

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING III, L.P.
BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Assets
Cash and cash equivalents	$250,417	$672,107
Restricted cash	1,680,205	588,516
Accrued interest receivable – related party	599,456	6,241
Mortgage notes receivable, net	55,649,722	11,422,063
Mortgage notes receivable – related party, net	19,135,723	6,328,010
Partnership interest subscriptions receivable	100	100
Deferred offering costs	2,642,002	2,047,133
Other assets	114,561	167,484

Total assets	$80,072,186	$21,231,654

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$2,851	$2,413
Accrued liabilities	11,983	66,927
Accrued liabilities – related party	2,717,997	2,238,805
Escrow payable	1,680,205	588,516
Line of credit	1,850,000	6,436,402

Total liabilities	6,263,036	9,333,063

Commitments and contingencies	-	-

Partners’ Capital:
Limited partners’ capital: 17,500,000 units authorized;
4,105,552 units issued and outstanding at
September 30, 2007 and 661,191 units issued and
outstanding at December 31, 2006	73,723,735	11,879,843
General partner’s capital	85,415	18,748

Total partners’ capital	73,809,150	11,898,591

Total liabilities and partners’ capital	$80,072,186	$21,231,654

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Interest income	$2,195,552	$79,929	$4,522,154	$79,929
Credit enhancement fees – related party	142,553	-	438,946	-
Mortgage and transaction service revenues	236,884	19,465	483,991	19,465
Total revenues	2,574,989	99,394	5,445,091	99,394

Expenses:
Interest expense	2,853	-	195,122	-
General and administrative	449,674	31,913	954,737	32,435
Total expenses	452,527	31,913	1,149,859	32,435

Net income	$2,122,462	$67,481	$4,295,232	$66,959

Earnings per unit, basic and diluted	$0.61	$0.57	$1.93	$1.69

Weighted average units outstanding	3,497,625	117,858	2,228,133	39,573

Distributions declared per limited partnership unit	$0.37	$0.06	$0.80	$0.06

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating Activities

Net income	$4,295,232	$66,959
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	45,222	-
Amortization	44,941	-
Changes in operating assets and liabilities:
Accrued interest receivable – related party	(593,215)	-
Other assets	7,982	(5,194)
Accounts payable	438	-
Accounts payable – related party	-	19,504
Accrued liabilities	(54,944)	-
Net cash provided by operating activities	3,745,656	81,269

Investing Activities
Investments in mortgage notes receivable	(48,317,280)	(3,695,431)
Investments in mortgage notes receivable – related party	(12,893,499)	-
Receipts from mortgage notes receivable	4,044,399	-
Receipts from mortgage notes receivable – related party	85,786	-
Net cash used in investing activities	(57,080,594)	(3,695,431)

Financing Activities
Payments on line-of-credit, net	(4,586,402)	-
Limited partner contributions	68,040,878	3,995,678
Limited partner distributions	(2,774,546)	(7,096)
Limited partner distribution reinvestment	846,280	-
General partner distributions	(379,202)	(1,437)
Partnership interest subscriptions receivable	-	900
Escrow payable	1,091,689	178,200
Restricted cash	(1,091,689)	(178,200)
Payments of offering costs	(8,118,083)	(460,178)
Payments of deferred offering costs	(594,869)	(835,007)
Accrued liabilities – related party	479,192	950,095
Net cash provided by financing activities	52,913,248	3,642,955

Net increase (decrease) in cash and cash equivalents	(421,690)	28,793
Cash and cash equivalents at beginning of period	672,107	-

Cash and cash equivalents at end of period	$250,417	$28,793

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$196,694	$-

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Nature of Business

United Development Funding III, L.P. (which may be referred to as the “Partnership,” “we,” “us,” or “our”) was organized on June 13, 2005 as a Delaware limited partnership.  Our principal business purpose is to originate, acquire, service, and otherwise manage, either alone or in association with others, a diversified portfolio of mortgage loans that are secured by real property or equity interests that hold real property already subject to other mortgages (including mortgage loans that are not first in priority and participation interests in mortgage loans) and to issue or acquire an interest in credit enhancements to borrowers, such as guaranties or letters of credit. Our offices are located in Richardson, Texas.

Our general partner is UMTH Land Development, L.P., a Delaware limited partnership (“Land Development”).  Land Development is responsible for our overall management, conduct and operation.  Our general partner has authority to act on our behalf in all matters respecting us, our business and our property.  The limited partners shall take no part in the management of our business or transact any business for us and shall have no power to sign or bind us; provided, however, that the limited partners, by a majority vote and without the concurrence of the general partner, have the right to:  (a) amend the partnership agreement governing the partnership, (b) dissolve the Partnership, (c) remove the general partner or any successor general partner, (d) elect a new general partner, and (e) approve or disapprove a transaction entailing the sale of all or substantially all of our real properties acquired by the Partnership.

B. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change to the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the financial statements filed in our most recent Annual Report.  In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of September 30, 2007, operating results for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006.  Operating results and cash flows for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Reclassification

Certain prior year amounts have been reclassified to conform to current presentation.

C. Registration Statement

On May 15, 2006, our Registration Statement on Form S-11, covering a public offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit (the “Offering”), was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (“DRIP”) at a price of $20 per unit.  Initial subscription payments were placed in an account held by the escrow agent and held in trust, pending release to us after we had received and accepted subscriptions for a minimum of $1 million.  On July 3, 2006, we satisfied the minimum escrow conditions in connection with the Offering.  As a result, our initial public subscribers were accepted as limited partners and the subscription proceeds from such initial public subscribers were released to us from escrow.  As of September 30, 2007, we had issued an aggregate of 4,105,552 units of limited partnership interest in the Offering, consisting of 4,061,523 units that have been issued to our limited partners in exchange for gross proceeds of approximately $81.2 million (approximately $71.6 million, net of costs associated with the offering) to us, and another 44,029 units of limited partnership interest issued to limited partners in accordance with our DRIP, in exchange for gross proceeds of approximately $880,600 (approximately $872,200, net of costs associated with our DRIP).

D.  Line of Credit

In December 2006, we entered into a revolving credit facility (the “Revolving Credit Facility”) with Premier Bank, a Missouri banking association d/b/a Premier Bank of Texas, permitting us to borrow up to an aggregate outstanding principal amount of $10 million.  The Revolving Credit Facility is secured by a first priority lien upon all of the Partnership’s existing and future acquired assets.  The Revolving Credit Facility’s maturity date is December 29, 2008.  In consideration for the origination of the Revolving Credit Facility, we paid an origination fee in the amount of approximately $113,000, which is being amortized over the initial two-year term of the Revolving Credit Facility.  The annual interest rate on the Revolving Credit Facility is equal to the prime rate of interest as quoted in the Wall Street Journal (7.75% at September 30, 2007), payable monthly.  The Revolving Credit Facility requires that we comply with various covenants, including maintaining at least $5 million in eligible first lien promissory notes and maintaining, as of December 31, 2006, at least $7 million in aggregate partners’ equity and, as of January 31, 2007, at least $10 million in aggregate partners’ equity.  As of September 30, 2007, the Partnership had approximately $73.8 million in aggregate partners’ equity and was in compliance with the other operating covenants required by the Revolving Credit Facility.

If a default occurs, the Revolving Credit Facility may be declared due and payable immediately.  In such event, Premier Bank may foreclose on our assets or exercise any other rights or remedies it may have, including foreclosure of our assets.  Any such event may materially impair our ability to conduct business.

We intend to utilize the Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of our units.  Certain proceeds from the sale of our units are used to repay the Revolving Credit Facility.  We intend to use the Revolving Credit Facility as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  As of September 30, 2007, approximately $1.9 million was outstanding on the Revolving Credit Facility, and interest expense related to the borrowings under this facility was approximately $195,000 for the nine months ended September 30, 2007.

E.  Partners’ Capital

As of September 30, 2007, we had accepted subscriptions for 4,105,552 units of limited partnership interest pursuant to the Offering, which represented gross proceeds of approximately $82.1 million to us.  Monthly limited partners’ distributions for nine months ended September 30, 2007 totaled approximately $2.8 million, consisting of approximately $1.9 million paid in cash and approximately $846,300 distributed in the form of 42,300 limited partnership units issued in accordance with our DRIP, pursuant to which limited partners may elect to have a portion of their distributions from us reinvested in additional units.  Distributions to our general partner are more fully discussed in Note G.

F.  Commitments and Contingencies

In October 2006, we entered into a limited guaranty for the benefit of United Mortgage Trust, a real estate investment trust organized under the laws of the state of Maryland (“UMT”), or its permitted successors and assigns (the “UDF III Guaranty”), by which we guarantied the repayment of up to $30 million owed to UMT with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between UMT and United Development Funding, L.P., a Nevada limited partnership (“UDF I”).  In connection with the UDF III Guaranty, we entered into a letter agreement with UDF I (the “UDF III Credit Enhancement Fee Agreement”), which provides for UDF I to pay us a monthly amount in arrears equal to 0.25% of the maximum liability amount, in consideration for our guaranty.  We include those monthly payments of the credit enhancement fee in our credit enhancement fee income.  The maximum liability amount is equal to the maximum amount of our exposure pursuant to the UDF III Guaranty; provided, that if the amount of net proceeds raised by UDF III in connection with the Offering exceeds $5 million on the date of calculation, then the maximum liability amount for the purposes of the payment of the credit enhancement fee shall not exceed the amount of net proceeds raised through such date.  In addition, the amount of the guaranty is reduced $1.00 for every $1.00 by which the total partners’ equity in UDF I exceeds $30 million.  As of September 30, 2007, UDF I total partners’ equity was approximately $41 million; thus the exposure under the UDF III Guaranty as of September 30, 2007 was approximately $19 million.

An affiliate of our general partner serves as the advisor to UMT.  In addition, our general partner serves as the asset manager for UDF I.

The Partnership has no other outstanding debt or contingent payment obligations, other than certain loan guaranties or letters of credit that we may make to or for the benefit of third-party lenders.  There are approximately $7.5 million of commitments to be funded under the terms of mortgage notes receivable as of September 30, 2007.  Included in such amount is approximately $1.3 million of commitments for mortgage notes receivable – related party.

G. Related Party Transactions

Our general partner, Land Development, and certain of its affiliates receive fees in connection with the Offering and in connection with the acquisition and management of our assets.  Land Development also receives reimbursement of certain costs of the Partnership.

We commenced active operations after we satisfied the minimum escrow condition in connection with the Offering on July 3, 2006.  No fees or reimbursement of costs were paid to our general partner prior to July 3, 2006.

Land Development receives up to 1.5% of the gross offering proceeds (excluding proceeds from our DRIP) for reimbursement of organization and offering expenses.  We have a related party payable to Land Development of approximately $2.7 million as of September 30, 2007 for organization and offering costs paid by Land Development related to the Offering.

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

We also reimburse Land Development up to 0.5% of the gross offering proceeds for expenses related to bona fide due diligence expenses incurred by unaffiliated selling group members and paid by us through Land Development (except that no such due diligence expenses shall be paid with respect to sales under the DRIP).

Our general partner pays a wholesaling fee of up to 1.2% of the gross offering proceeds (excluding proceeds from sales under the DRIP) to IMS Securities, Inc., an unaffiliated third party, and we reimburse our general partner for such payments.  From such amount, IMS Securities, Inc. reallows up to 1% of the gross offering proceeds to wholesalers that are employed by an affiliate of Land Development.  We reimburse Land Development, or its affiliate, for such wholesaling fees paid on our behalf.

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

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the nine months ended September 30, 2007:

		For the Nine
		Months Ended
Payee	Purpose	September 30, 2007
Land Development
	Organization &
	Offering Expenses	$1,019,900
	Due Diligence Fees	340,000
	Wholesaler Reimbursement	153,600
	Acquisition & Origination
	Expenses and Fees	1,830,500
	Promotional Interest	330,600
	Carried Interest	83,200
	Mortgage Servicing Fee	48,600
Funding Services
	Marketing Support Fees	820,600

The Partnership originated four secured promissory notes to related parties, including UDF I and borrowers in which UDF I or one or more other companies that may be deemed to be under common control with the Partnership had an equity interest or other investment as well.  Each loan was issued on terms that are as fair and at least as favorable to the Partnership as a similar transaction with an unaffiliated party in similar circumstances, and the aggregate principal outstanding under these loans is approximately $19 million as of September 30, 2007.  The notes bear interest at rates ranging from 12% to 16% per annum and interest payments are due monthly.  The notes have terms ranging from 12 to 42 months.  As of September 30, 2007, the Partnership had recognized approximately $1 million of interest income related to these notes.

As of September 30, 2007, we had recognized approximately $439,000 as credit enhancement fees – related party, as discussed above in Note F.

On April 25, 2007, we entered into a letter of engagement with Funding Services.  Pursuant to this letter of engagement, we have agreed to pay Funding Services a debt financing fee of 1% of the amount made available to us pursuant to the origination, extension or amendment of any line of credit or other debt financing procured for us by Funding Services.  In no event will such debt financing fee be paid more than once in respect of the same debt financing.  As of September 30, 2007, no debt placement has been procured by Funding Services and no debt financing fees have been paid.

H.  Subsequent Events

On October 25, 2007, the Partnership paid a monthly distribution totaling approximately $631,000 to limited partners as of September 30, 2007, consisting of approximately $423,000 paid in cash and approximately $208,000 distributed in the form of limited partnership units issued in accordance with our DRIP.

On November 12, 2007, the Partnership originated a secured revolving credit facility to United Development Funding X, L.P., a Delaware limited partnership (“UDF X”), in the principal amount of up to $70 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF X Note”) and related loan documents executed between the Partnership and UDF X.  UDF X is a newly created entity that was formed for the purpose of acquiring loans and investments.  The proceeds of the credit facility are to be used by UDF X to fund the acquisition of loans to, or investments in, entities that acquire or develop land for residential single-family housing or to pay interest due on the UDF X Note.  UDF X plans to acquire loans from affiliates of the Partnership and UDF X.

The outstanding principal amount of the UDF X Note bears interest at a base rate equal to 15% per annum to be paid monthly; provided, that UDF X may draw the amount of interest due under the UDF X Note from proceeds available under the UDF X Note.  The outstanding principal balance of the UDF X Note, together with all accrued, unpaid interest thereon and other unpaid amounts due under the UDF X Note, is due and payable on November 11, 2012.

The credit facility is secured by a lien upon all of UDF X’s existing and future acquired assets, including the loans and investments owned by UDF X, pursuant to a security agreement executed by UDF X in favor of the Partnership (the “UDF X Security Agreement”).  UDF X is required to enter into such documents, agreements, assignments and instruments as the Partnership requires in order to evidence, acknowledge or perfect its security interest in the collateral.  The payment and performance of UDF X’s obligations owing to the Partnership under the credit facility are guaranteed by UMT Holdings, L.P. (“UMT Holdings”), an affiliate of the Partnership, and UDF X pursuant to a continuing unconditional guaranty executed by UMT Holdings for the benefit of the Partnership (the “UDF X Guaranty”).

Land Development, which is the general partner of the Partnership, owns a 99.9% limited partnership interest in UDF X.  UMT Holdings, the guarantor of the UDF X Note, owns 99.9% of the limited partnership interests in Land Development.  UMT Services, Inc. (“UMT Services”) owns the remaining 0.1% of the limited partnership interests in Land Development and serves as its general partner.  UMT Services owns all of the outstanding capital stock of UDF X’s general partner, United Development Funding X, Inc.

In connection with the credit facility, UDF X agreed to pay the Partnership an origination fee in the amount of 3% of funds drawn under the credit facility up to a maximum aggregate fee of $2.1 million; provided, that no further origination fee shall be due after total advances exceed $70 million in the aggregate; and further provided, that no origination fee shall be due on principal re-advanced after it has been repaid under the revolving credit facility.  The origination fee due with respect to any advance shall be paid to the Partnership upon the Partnership’s funding of such advance under the UDF X Note, and may be funded by the Partnership under the UDF X Note unless otherwise paid.  UDF X agrees to pay all reasonable costs and expenses of the Partnership incurred in connection with the credit facility.

The credit facility requires UDF X to comply with various covenants.  UDF X must deliver information relating to UDF X’s loans and investments to the Partnership on a quarterly basis.  The credit facility prohibits the sum of (i) all of UDF X’s loans and investments, plus (ii) any senior indebtedness on the property underlying UDF X’s loans and investments, from exceeding 90% of the market value of the property securing UDF X’s loans and investments.  No single loan or investment of UDF X may exceed $14 million.  Investments or loans to any single borrower or group of related borrowers may not exceed $14 million.

The Partnership has no obligation to make any advance of principal to UDF X under the UDF X Note unless certain conditions are satisfied, including the Partnership’s approval of the proposed advance, as determined by the Partnership in its sole discretion.  The Partnership may terminate its obligation to fund the UDF X Note by notifying UDF X of such termination.

The Partnership may declare the credit facility in default in certain circumstances, including upon UDF X’s failure to make any payment required by the UDF X Note by the fifth day following the date when due, upon UDF X’s breach of representations, warranties, covenants or agreements if not cured after ten days’ written notice from the Partnership, or if UDF X files for bankruptcy, is involuntarily placed in bankruptcy pursuant to an order not dismissed within thirty days, or if UDF X is dissolved, liquidates substantially all of its assets or winds up its affairs.

The foregoing description of the UDF X Note, the UDF X Security Agreement and the UDF X Guaranty are not complete and are qualified in their entirety by reference to the full text of the UDF X Note, the UDF X Security Agreement and the UDF X Guaranty, which are attached to this Quarterly Report on Form 10-Q as Exhibits 10.1, 10.2 and 10.3, respectively, and are incorporated herein by reference.  The Partnership has obtained a fairness opinion from Jackson Claborn, Inc. opining as to the fairness of the financing terms of the credit facility to the Partnership, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.4 and incorporated herein by reference.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, development costs that may exceed estimates, development delays, increases in interest rates, residential lot take down or purchase rates or inability to sell residential lots experienced by our borrowers, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission, and the discussion of material trends affecting our business elsewhere in this report.

Overview

UDF III is a Delaware limited partnership formed on June 13, 2005.  We derive a substantial portion of our income by originating, purchasing, participating in and holding for investment various mortgage loans, which may be secured by real property or equity interests of entities that hold real property, made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots that will be marketed and sold to home builders. We also offer credit enhancements to developers in the form of loan guaranties to third-party lenders, letters of credit issued for the benefit of third-party lenders and similar credit enhancements.  Our investment objectives are:

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

•	to produce net interest income from the interest on loans that we originate or purchase or in which we acquire a participation interest;

•	to produce a profitable fee from our credit enhancement transactions;

•	to produce income through origination, commitment and credit enhancement fees charged to borrowers;

•	to maximize distributable cash to investors; and

•	to preserve, protect and return capital contributions.

Some of our principals are also principals of UDF I and United Development Funding II, L.P. (“UDF II”).  Both UDF I and UDF II are real estate finance companies that engage in the business in which we engage and intend to engage.  Our general partner, Land Development, is an affiliate of the general partners of UDF I and UDF II and also serves as the asset manager for UDF I and UDF II.  We often invest in the same projects in which UDF I and UDF II invest.  We believe that we will be able to invest in a more diversified portfolio of loans if we are able to participate in project financing with our affiliates.  UDF I and UDF II may also make equity investments which generally are not suitable investments for us to make and which presently we do not undertake.  We may make loans to borrowers in which UDF I and/or UDF II and/or our general partner or its affiliates have also made loans or an equity investment, which may be senior in security, right of payment or other terms to our investment.

We do not have any officers, employees or directors, and we depend entirely on our general partner and its affiliates to manage our operations.  As a result, we are subject to various conflicts of interest arising out of our relationship with our general partner and its affiliates.  All of our agreements and arrangements with our general partner and its affiliates, including those relating to compensation by us, are not the result of arm’s length negotiations.

Our general partner, who makes all of our investment decisions, is responsible for managing our affairs on a day-to-day basis and for identifying and making loans on our behalf.  UMT Holdings holds 99.9% of the limited partnership interests in our general partner, Land Development.  UMT Services owns the remaining 0.1% of the limited partnership interests in Land Development and serves as its general partner.  Theodore “Todd” F. Etter, Jr. and Hollis M. Greenlaw, who are directors of UMT Services, own 100% of the equity interests in UMT Services.  Because we were organized and are operated by our general partner, conflicts of interest will not be resolved through arm’s length negations but through the exercise of our general partner’s judgment consistent with its fiduciary responsibility to the limited partners and our investment objectives and policies.

Current Public Offering

On May 15, 2006, our Registration Statement on Form S-11, covering the Offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20 per unit.  Initial subscription payments were placed in an account held by the escrow agent and held in trust, pending release to us after we had received and accepted subscriptions for a minimum of $1 million.  As of July 3, 2006, we had received subscriptions in excess of our minimum offering amount, and thus, we accepted such subscriptions, released the funds from escrow and issued units of limited partnership interest to the initial subscribers.

We will experience a relative increase in liquidity as subscriptions for units are received and accepted and as the Revolving Credit Facility is used to provide transitory indebtedness.  We will experience a relative decrease in liquidity as offering proceeds are expended in connection with the funding and acquisition of mortgage loans, as amounts drawn under our Revolving Credit Facility are repaid, and as we pay or reimburse selling commissions and other organization and offering expenses.

The net proceeds of the Offering will provide funds to enable us to fund or acquire loans.  In addition, we may utilize the Revolving Credit Facility to fund investments pending receipt of net proceeds from the Offering and use the net proceeds of the Offering to repay the Revolving Credit Facility.  The number of loans we fund or acquire will depend upon the number of units sold and the resulting amount of the net proceeds available for investment in loans.  In the event that the Offering is not fully sold, our ability to diversify our investments may be diminished.

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

Revenue Recognition

Interest income on the mortgage notes receivable is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of September 30, 2007, we were accruing interest on all mortgage notes receivable.

Credit enhancement fee – related party income is generated by a limited guaranty agreement with UMT, an affiliate of our general partner, whereby we agree to guaranty the repayment of an amount up to $30 million with respect to a secured line of credit between UMT and UDF I, another affiliate of our general partner.  See “– Off-Balance Sheet Arrangements,” below.  Such income is recognized on a monthly basis as collectibility is deemed probable.  As of September 30, 2007, we were recognizing all credit enhancement fee income on the limited guaranty.

We generate mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with Statement of Financial Accounting Standards (“SFAS”) 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, we defer recognition of income from nonrefundable commitment fees less a 3% placement fee paid to Land Development to provide for processing and origination costs associated with mortgage notes receivable held by us and recognize such income on a straight-line basis over the expected life of such notes.  As of September 30, 2007, approximately $136,000 of net deferred fees have been offset against mortgage notes receivable and approximately $139,000 of net deferred fees have been offset against mortgage notes receivable – related party.

Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable and mortgage notes receivable – related party.  We periodically perform detailed reviews of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses based on historical and current trends and other factors affecting credit losses.  We charge additions to the allowance for loan losses to current period earnings through the provision for loan losses.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  We exercise significant judgment in estimating the timing, frequency and severity of losses, which could materially affect the provision for loan losses and, therefore, net income.  As of September 30, 2007, approximately $45,000 of allowance for loan losses have been offset against mortgage notes receivable.

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

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions are currently paid to the limited partners at a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners.  It is the intent of management to monitor and distribute such surplus, if any, on an annual basis.  As of September 30, 2007, we had an approximately $200,000 surplus in retained earnings, which is included in our limited partners’ capital account.

Results of Operations

The three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Revenues

Interest income for the three months ended September 30, 2007 and 2006 was approximately $2.2 million and $80,000, respectively.  On July 3, 2006, we satisfied the minimum escrow conditions in connection with the Offering.  Satisfying these escrow conditions resulted in the Partnership having funds available to originate mortgage notes receivable and other loans beginning in the third quarter of 2006.  The increase in interest income for the three months ended September 30, 2007 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) of approximately $74.8 million as of September 30, 2007, compared to $3.5 million as of September 30, 2006.

Credit enhancement fees – related party for the three months ended September 30, 2007 and 2006 was approximately $142,600 and $0, respectively.  In October 2006, we entered into a limited guaranty for the benefit of United Mortgage Trust (which is further discussed in “– Off-Balance Sheet Arrangements,” below).  There were no credit enhancement fees – related party prior to this transaction.

Mortgage and transaction service revenues for the three months ended September 30, 2007 and 2006 were approximately $236,900 and $19,500, respectively.  The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes.  The increase in mortgage and transaction service revenues for the three months ended September 30, 2007 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) of approximately $74.8 million  as of September 30, 2007, compared to $3.5 million as of September 30, 2006.

We expect revenues to increase in the near future as we continue to raise proceeds from the Offering and invest proceeds in additional loans.

Expenses

Interest expense for the three months ended September 30, 2007 and 2006 was approximately $3,000 and $0, respectively.  Interest expense represents interest associated with the Revolving Credit Facility.  We utilize the Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of our units.  We use the Revolving Credit Facility as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  We entered into the Revolving Credit Facility in December 2006, and there was no interest expense prior to our entry into the Revolving Credit Facility.

General and administrative expense for the three months ended September 30, 2007 and 2006 was approximately $449,700 and $32,000, respectively.  The increase in general and administrative expense primarily relates to increased costs associated with our directors’ and officers’ insurance premiums, placement fees, as well as legal and accounting fees.

We intend to grow our portfolio in conjunction with the increase in proceeds raised in the Offering and by utilizing the Revolving Credit Facility.  We intend to deploy such proceeds in a diversified manner to the borrowers and markets in which we have experience and as markets dictate in accordance with the economic factors conducive for a stable residential real estate market.  We expect interest expense, placement fees to related parties and general and administrative expense to increase commensurate with the growth of our portfolio.

The nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Revenues

Interest income for the nine months ended September 30, 2007 and 2006 was approximately $4.5 million and $80,000, respectively.  On July 3, 2006, we satisfied the minimum escrow conditions in connection with the Offering.  Satisfying these escrow conditions resulted in the Partnership having funds available to originate mortgage notes receivable and other loans beginning in the third quarter of 2006.  The increase in interest income for the nine months ended September 30, 2007 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) of approximately $74.8 million as of September 30, 2007, compared to $3.5 million as of September 30, 2006.

Credit enhancement fees – related party for the nine months ended September 30, 2007 and 2006 was approximately $439,000 and $0, respectively.  In October 2006, we entered into a limited guaranty for the benefit of United Mortgage Trust  (which is further discussed in “– Off-Balance Sheet Arrangements,” below).  There were no credit enhancement fees – related party prior to this transaction.

Mortgage and transaction service revenues for the nine months ended September 30, 2007 and 2006 were approximately $484,000 and $19,500, respectively.  The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes.  The increase in mortgage and transaction service revenues for the nine months ended September 30, 2007 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) of approximately $74.8 million as of September 30, 2007, compared to $3.5 million as of September 30, 2006.

We expect revenues to increase in the near future as we continue to raise proceeds from the Offering and invest proceeds in additional loans.

Expenses

Interest expense for the nine months ended September 30, 2007 and 2006 was approximately $195,100 and $0, respectively.  Interest expense represents interest associated with the Revolving Credit Facility.  We utilize the Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of our units.  We use the Revolving Credit Facility as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  We entered into the Revolving Credit Facility in December 2006, and there was no interest expense prior to our entry into the Revolving Credit Facility.

General and administrative expense for the nine months ended September 30, 2007 and 2006 was approximately $954,700 and $32,400, respectively.  The increase in general and administrative expense primarily relates to increased costs associated with our directors’ and officers’ insurance premiums, placement fees, as well as legal and accounting fees.

We intend to grow our portfolio in conjunction with the increase in proceeds raised in the Offering and by utilizing the Revolving Credit Facility.  We intend to deploy such proceeds in a diversified manner to the borrowers and markets in which we have experience and as markets dictate in accordance with the economic factors conducive for a stable residential market.  We expect interest expense, placement fees to related parties and general and administrative expense to increase commensurate with the growth of our portfolio.

   Cash Flow Analysis

Cash flows provided by operating activities for the nine months ended September 30, 2007 were approximately $3.7 million and were comprised primarily of net income, offset slightly with accrued interest receivable – related party.  During the nine months ended September 30, 2006, cash provided by operating activities was approximately $81,300 and was comprised primarily of net income.

Cash flows used in investing activities for the nine months ended September 30, 2007 were approximately $57 million, resulting from the origination of mortgage notes receivable.  Cash flows for the nine months ended September 30, 2006 were approximately $3.7 million, resulting from the origination of mortgage notes receivable.

Cash flows provided by financing activities for the nine months ended September 30, 2007 were approximately $52.9 million, and were primarily the result of funds received from the issuance of limited partnership units, offset with payments of offering costs.  Cash flows provided by financing activities for the nine months ended September 30, 2006 were approximately $3.6 million, and were primarily the result of funds received from the issuance of limited partnership units.

Our cash and cash equivalents were approximately $250,000 and $28,600 as of September 30, 2007 and 2006, respectively.

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

In most cases, loan interest payments will be funded by an interest reserve and are due at the maturity of the loan.  Interest reserve accounts are funded as loan proceeds and are intended to provide cash for monthly interest payments until such time that revenue from the sale of land or developed lots is sufficient to meet the debt service obligations.  In the event that interest reserves are exhausted prior to realization of sufficient cash from land or lot sales, interest is due and payable monthly, and if the required payments are not made, a loan default may occur.  Payment defaults and decreasing land and lot sales may result in less liquidity and affect our ability to meet our obligations and make distributions.  The inability to sell additional units of partnership interest may result in our inability to fund loans, and the inability to sell loan pools may result in longer periods to return principal to our investors.  Limited credit facilities may impact our ability to meet our obligations or expand our loan portfolio when other sources of cash are not sufficient.

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

Material Trends Affecting Our Business

We are a real estate finance limited partnership and derive a substantial portion of our income by originating, purchasing, participating in and holding for investment mortgage loans made directly by us to persons and entities for the acquisition and development of real property as single-family residential lots that will be marketed and sold to home builders. We intend to concentrate our lending activities in the southeast and southwest sections of the United States, particularly in Texas, Colorado, and Arizona.  We believe these areas continue to experience demand for new construction of single-family homes; however, the U.S. housing market has suffered declines in recent months, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation.  Additionally, we intend to concentrate our lending activities with national homebuilders and large regional homebuilders and developers who sell single-family residential home lots to such national and regional homebuilders.  National and large regional homebuilders have reduced the number of new homes constructed in 2007 as compared to 2006.  We expect to see continued healthy demand for our products as the supply of finished new homes and land is once again aligned with our market demand.

Nationally, the number of new single-family residential homes sold has been declining, average sales prices have been falling, and the median sales price has been rising.  The sales of new single-family residential homes in September 2007 were at a seasonally adjusted annual rate of 770,000 units, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.  This is approximately 23% below the September 2006 estimate of 1,004,000 units.  According to the same sources, the average sales price of new houses sold in September 2007 was $288,000; the median sales price was $238,000. This is approximately 2.8% below the September 2006 average sales price of $296,200 and approximately 5% above the September 2006 median sales price of $226,700.  The seasonally adjusted estimate of new houses for sale at the end of September was 523,000, which represents a supply of 8.3 months at the September sales rate.  The seasonally adjusted estimate of new houses for sale at the end of September 2006 was 560,000, which represents a supply of 6.8 months at the September 2006 sales rate.

According to the same sources, new single-family residential home permits and starts have also declined nationally, as a result and in anticipation of a rising supply of new single-family residential homes and a declining demand for new single-family residential homes.  Single-family homes authorized by building permits in September 2007 were at a seasonally adjusted annual rate of 868,000 units.  This is 28.6% below the September 2006 estimate of 1,215,000 units.   Single-family home starts were at a seasonally adjusted annual rate of 963,000 units.  This is 30.8% below the September 2006 estimate of 1,391,000 units.

While housing markets generally remain difficult across the nation, with those difficulties most pronounced in those markets that had experienced rapid growth, steep increases in property values and speculation, such as in California, Florida, Arizona and Nevada.  However, a few markets, such as Texas, are continuing to remain fairly healthy.  Texas has remained fairly healthy, compared to what has been occurring nationally.  The table below illustrates the recent declines in annual home price appreciation rates nationally, as well as in California and Florida, while showing that Texas has not experienced such declines.

10 Year Home Price Appreciation:
    Source: Office of Federal Housing Enterprise Oversight and Real Estate Center at Texas A&M University

As of September 30, 2007, substantially all of our loans, over 85% of our portfolio, were made with respect to single-family residential development projects in Texas.   Our Texas loans were in the markets of Austin, Houston, Dallas, San Antonio and Lubbock.  Our remaining loans were made with respect to single-family residential development projects in Denver, Colorado (8.4% of our portfolio), Kingman, Arizona (2.9%) and Ruidoso, New Mexico (2.7%).

We believe the Texas markets have remained fairly healthy due to strong demographics, economies and housing affordability ratios.  The National Association of Homebuilders estimates that the median new home prices for 2007 in the metropolitan areas of Austin, Houston, Dallas, San Antonio and Lubbock are $188,025, $204,895, $207,076, $160,764 and $97,199, respectively.  These amounts are significantly below the September 2007 national median sales price of new homes sold of $238,000.  Using the Department of Housing and Urban Development’s estimated 2007 median family income for the respective metropolitan areas of Austin, Houston, Dallas, San Antonio and Lubbock, the median income earner in those areas has 1.25 times, 0.95 times, 1.02 times, 1.13 times and 1.71 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.

    Using the U.S. Census Bureau’s income data to project estimated median income for the United States for 2007 of $59,000 and the September 2007 national median sales prices of new homes sold of $238,000, we conclude that the national median income earners has 0.84 times the income required to qualify for a mortgage loan to purchase the median priced new home in the United States.  We further conclude that the above Texas metropolitan areas have new home housing affordability which exceeds the national new home housing affordability by between 1.13 to 2.0 times.  The above housing affordability is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, assuming an annual mortgage insurance premium of 45 basis points for private mortgage insurance and a cost that includes estimated property taxes and insurance for the home.

The United States Department of Labor reports that as of September 2007, Texas led the nation with the largest job gains over the past twelve months with 217,400 new jobs created.  This is nearly 33% more jobs created during this period than in the nation’s second largest state for job growth, California, and more than two times the jobs created during this period in the nation’s third largest state for job growth, Florida.  The Texas Workforce Commission reports that as of September 2007, the Texas metropolitan areas of Austin, Houston, Dallas, San Antonio and Lubbock experienced, during the last twelve months, the creation of 25,900, 64,500, 67,900, 15,100 and 3,400 new jobs, respectively.

The United States Census Bureau reported on June 28, 2007 that Texas' five major cities - Austin, Houston, San Antonio, Dallas and Fort Worth - were among the top ten in the nation for population growth from 2005 to 2006.  San Antonio was second in the nation with a population change of 33,084 from July 1, 2005 to July 1, 2006, Fort Worth was third in the nation with a population change of 30,201 during that period, Houston was fourth in the nation with a population change of 26,554 during that period, Austin was sixth in the nation with a population change of 18,630 during that period, and Dallas was eighth in the nation with a population change of 16,676 during that period.

The Fall 2007 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., a San Francisco-based subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan statistical areas according to the likelihood that home prices will be lower in two years, reported in its quarterly report released October 9, 2007, that Texas cities lead the nation in home price stability.  Major Texas cities in the study are considered among the least likely in the country to see home prices decline.  The study predicts there is less than a 10% chance that the Dallas-Fort Worth area and Houston home prices will fall during the next two years, a 12% chance that San Antonio home prices will fall during the next two years and a 15% chance that Austin home prices will fall during the next two years.

Management believes that Texas home builders and developers remain disciplined on new home construction and project development.  New home starts have been declining year-on-year and are outpaced by new home sales in all of our Texas markets where such data is readily available.  Inventories of finished new homes and finished lot supplies are healthy, with the exception of Dallas-Fort Worth where homebuilders have slowed housing starts as the market had become slightly oversupplied with finished new homes and finished lot supplies.

Austin is one of the strongest homebuilding markets in the country.  As reported by Residential Strategies, Inc., a Dallas-Fort Worth based market research and consulting firm specializing in new home activity, annual new home sales in Austin outpace starts 15,071 versus 14,064.  According to the same source, finished housing inventory and finished lot supplies remain at very healthy levels of 2 months and 22.3 months, respectively.  Management believes the Dallas-Fort Worth homebuilding market is the weakest of all Texas markets.  Management believes that homebuilders and developers in the Dallas-Fort Worth market are exercising great discipline to restore balance between supply and demand.  Residential Strategies, Inc. reported in a press release dated October 17, 2007 that new home sales in Dallas-Fort Worth outpace starts 41,130 versus 35,112.  With annual sales significantly outpacing annual starts, the same source reported that finished housing inventory has dropped significantly and presently represents a 2.82 month supply.  This remains above the considered equilibrium of 2.0 to 2.5 months supply.  Finished lot supplies remain at a high level of 33.1 months, according to the release.  We consider finished lot equilibrium to be a 24 month supply or less.

The Real Estate Center at Texas A&M University has reported that the sales of existing homes remain healthy in our Texas markets, as well.  As of September 2007, the number of existing homes sold year-to-date in Austin is 22,299, down 5% year-on-year; San Antonio is 18,699, down 8% year-on-year; Houston is 60,446, down 2% year-on-year; Dallas is 45,311, down 6% year-on-year; Fort Worth is 8,800, down 4% year-on-year; and Lubbock is 2,747, up 5% year-on-year.  The median sales price increased 7% year-on-year in Austin, increased 6% year-on-year in San Antonio, increased 2% year-on-year in Houston, increased 2% year-on-year in Dallas, was flat year-on-year in Fort Worth, and increased 4% year-on-year in Lubbock.  The number of months of home inventory for sale in Austin, San Antonio, Houston, Dallas, Fort Worth and Lubbock is 4.7 months, 6.3 months, 6.5 months, 6.7 months, 6.5 months, and 6.5 months, respectively.  A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.

In managing and understanding the markets and submarkets in which we make loans, we monitor the fundamentals of supply and demand.  We monitor the economic fundamentals in each of the markets in which we make loans, analyzing demographics, household formation, job growth, and housing affordability.  We also monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity that can create false demand and an oversupply of homes in a market.  Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, absorption, prices with respect to new and existing home sales, finished lots and land, and the presence of sales incentives, discounts, or both, in a market.

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

We face a risk of loss resulting from adverse changes in interest rates.  Changes in interest rates may impact both demand for our real estate finance products and the rate of interest on the loans we make.  In most instances, the loans we make will be junior in the right of repayment to senior lenders who will provide loans representing 70% to 80% of total project costs.  As senior lender interest rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.

Developers to whom we make mortgage loans use the proceeds of such loans to develop raw real estate into residential home lots.  The developers obtain the money to repay these development loans by selling the residential home lots to home builders or individuals who will build single-family residences on the lots, and by obtaining replacement financing from other lenders.  If interest rates increase, the demand for single-family residences may decrease.  Also, if mortgage financing underwriting criteria become more strict, demand for single-family residences may decrease.  In such an interest rate and/or mortgage financing climate, developers may be unable to generate sufficient income from the resale of single-family residential lots to repay loans from us, and developers’ costs of funds obtained from lenders in addition to us may increase, as well.  Accordingly, increases in single-family mortgage interest rates or decreases in the availability of mortgage financing could increase the number of defaults on development loans made by us.

Our general partner is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that it reasonably anticipates to have a material impact on either the income to be derived from our investments in mortgage loans, or entities that obtain mortgage loans, other than those referred to in our Annual Report on Form 10-K.  The recent disruption of mortgage markets stemming from the sharp rise in defaults in the subprime mortgage market, in combination with a significant amount of negative national press discussing chaos in mortgage markets and the poor condition of the national housing industry, including declining home prices and new home sales concessions and discounts, have made potential new home purchasers and real estate lenders very cautious.  We anticipate that this may result in a slowing of the sales of finished lots developed by our clients in certain markets; however, we believe that the prices of those lots should not change materially.

Off-Balance Sheet Arrangements

In October 2006, we entered into the UDF III Guaranty, effective as of September 1, 2006, for the benefit of UMT, and entered into the UDF III Credit Enhancement Fee Agreement related to the UDF III Guaranty.  Pursuant to the UDF III Guaranty, we guarantied the repayment of an amount up to $30 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between UMT and UDF I.  In exchange for that guaranty, and pursuant to the UDF III Credit Enhancement Fee Agreement, UDF I pays UDF III each month in arrears an amount equal to 0.25% of the maximum liability amount, which is included in our commitment fee income.  The maximum liability amount is equal to the maximum amount of exposure pursuant to the UDF III Guaranty; provided, that if the amount of net proceeds raised by UDF III in connection with the Offering exceeds $5 million on the date of calculation, then the maximum liability amount for the purposes of the payment of the credit enhancement fee shall not exceed the amount of net proceeds so raised through such date.  In addition, the guaranty is reduced $1.00 for every $1.00 by which the total partners’ equity in UDF I exceeds $30 million.  As of September 30, 2007, UDF I total partners’ equity was approximately $41 million; thus the exposure under the UDF III Guaranty as of September 30, 2007 was approximately $19 million.

As of September 30, 2007, we had recognized as “Credit enhancement fees – related party” revenue of approximately $439,000.

Contractual Obligations

As of September 30, 2007, we had funded 26 loans totaling approximately $74.8 million.  There are approximately $7.5 million of commitments to be funded, including approximately $1.3 million to related parties, under the terms of mortgage notes receivable as of September 30, 2007.

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

As of September 30, 2007, our mortgage notes receivable and mortgage notes receivable – related party of approximately $55.7 million and $19.1 million, respectively, were all at fixed interest rates, and thus, such mortgage notes receivable are not subject to change in future earnings, fair values or cash flows.

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

See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q for further discussion regarding our exposure to market risks.

Item 4. Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Land Development, our general partner, including its principal executive officer and principal financial officer, evaluated, as of September 30, 2007, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of September 30, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, and not absolute assurance, that the objectives of the control system are met, and an evaluation of controls can provide only reasonable assurance, and not absolute assurance, that all control issues and instances of fraud or error, if any, within a partnership have been detected.

There have been no significant changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not have any unregistered sales of securities during the nine months ended September 30, 2007.  On May 15, 2006, our Registration Statement on Form S-11 (Registration No. 333-127891), covering a public offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20 per unit.  The aggregate offering price for the units is $350 million.

The units are being offered by select members of the Financial Industry Regulatory Authority on a “best efforts” basis, which means the selling group members will only be required to use their best efforts to sell the units and have no firm commitment or obligation to purchase any of the units.  Initial subscription payments were placed in an account held by the escrow agent and held in trust, pending release to us after we had received and accepted subscriptions for a minimum of $1 million.

On July 3, 2006, we satisfied the minimum escrow conditions in connection with the Offering and accepted our initial public subscribers as limited partners.  Since such time, we have admitted, and intend to continue to admit, new investors at least monthly.  As of September 30, 2007, we had issued an aggregate of 4,105,552 units of limited partnership interest in the Offering, consisting of 4,061,523 units that have been issued to our limited partners in exchange for gross proceeds of approximately $81.2 million and 44,029 units of limited partnership interest issued to limited partners in accordance with our DRIP, in exchange for gross proceeds of approximately $880,600.  The net offering proceeds to us, after deducting approximately $9.6 million of offering costs, are approximately $72.5 million.  Of the offering costs, approximately $2.8 million was paid to our general partner or affiliates of our general partner for organization and offering expenses and $6.8 million was paid to non-affiliates for selling commissions and other offering fees.  As of September 30, 2007, we had funded 26 loans totaling approximately $55.7 million for mortgage notes receivable and approximately $19.1 million for mortgage notes receivable – related party.  There are approximately $7.5 million of commitments to be funded, including approximately $1.3 million to related parties, under the terms of mortgage notes receivable as of September 30, 2007.  We paid our general partner approximately $2.1 million for acquisition and origination fee expenses associated with the mortgage notes receivable.

Item 5.  Other Information.

On November 12, 2007, the Partnership originated a secured revolving credit facility to United Development Funding X, L.P., a Delaware limited partnership (“UDF X”), in the principal amount of up to $70 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF X Note”) and related loan documents executed between the Partnership and UDF X.  UDF X is a newly created entity that was formed for the purpose of acquiring loans and investments.  The proceeds of the credit facility are to be used by UDF X to fund the acquisition of loans to, or investments in, entities that acquire or develop land for residential single-family housing or to pay interest due on the UDF X Note.  UDF X plans to acquire loans from affiliates of the Partnership and UDF X.

The outstanding principal amount of the UDF X Note bears interest at a base rate equal to 15% per annum to be paid monthly; provided, that UDF X may draw the amount of interest due under the UDF X Note from proceeds available under the UDF X Note.  The outstanding principal balance of the UDF X Note, together with all accrued, unpaid interest thereon and other unpaid amounts due under the UDF X Note, is due and payable on November 11, 2012.

The credit facility is secured by a lien upon all of UDF X’s existing and future acquired assets, including the loans and investments owned by UDF X, pursuant to a security agreement executed by UDF X in favor of the Partnership (the “UDF X Security Agreement”).  UDF X is required to enter into such documents, agreements, assignments and instruments as the Partnership requires in order to evidence, acknowledge or perfect its security interest in the collateral.  The payment and performance of UDF X’s obligations owing to the Partnership under the credit facility are guaranteed by UMT Holdings, an affiliate of the Partnership, and UDF X pursuant to a continuing unconditional guaranty executed by UMT Holdings for the benefit of the Partnership (the “UDF X Guaranty”).

Land Development, which is the general partner of the Partnership, owns a 99.9% limited partnership interest in UDF X.  UMT Holdings, the guarantor of the UDF X Note, owns 99.9% of the limited partnership interests in Land Development.  UMT Services owns the remaining 0.1% of the limited partnership interests in Land Development and serves as its general partner.  UMT Services owns all of the outstanding capital stock of UDF X’s general partner, United Development Funding X, Inc.

In connection with the credit facility, UDF X agreed to pay the Partnership an origination fee in the amount of 3% of funds drawn under the credit facility up to a maximum aggregate fee of $2.1 million; provided, that no further origination fee shall be due after total advances exceed $70 million in the aggregate; and further provided, that no origination fee shall be due on principal re-advanced after it has been repaid under the revolving credit facility.  The origination fee due with respect to any advance shall be paid to the Partnership upon the Partnership’s funding of such advance under the UDF X Note, and may be funded by the Partnership under the UDF X Note unless otherwise paid.  UDF X agrees to pay all reasonable costs and expenses of the Partnership incurred in connection with the credit facility.

The credit facility requires UDF X to comply with various covenants.  UDF X must deliver information relating to UDF X’s loans and investments to the Partnership on a quarterly basis.  The credit facility prohibits the sum of (i) all of UDF X’s loans and investments, plus (ii) any senior indebtedness on the property underlying UDF X’s loans and investments, from exceeding 90% of the market value of the property securing UDF X’s loans and investments.  No single loan or investment of UDF X may exceed $14 million.  Investments or loans to any single borrower or group of related borrowers may not exceed $14 million.

The Partnership has no obligation to make any advance of principal to UDF X under the UDF X Note unless certain conditions are satisfied, including the Partnership’s approval of the proposed advance, as determined by the Partnership in its sole discretion.  The Partnership may terminate its obligation to fund the UDF X Note by notifying UDF X of such termination.

The Partnership may declare the credit facility in default in certain circumstances, including upon UDF X’s failure to make any payment required by the UDF X Note by the fifth day following the date when due, upon UDF X’s breach of representations, warranties, covenants or agreements if not cured after ten days’ written notice from the Partnership, or if UDF X files for bankruptcy, is involuntarily placed in bankruptcy pursuant to an order not dismissed within thirty days, or if UDF X is dissolved, liquidates substantially all of its assets or winds up its affairs.

The foregoing description of the UDF X Note, the UDF X Security Agreement and the UDF X Guaranty are not complete and are qualified in their entirety by reference to the full text of the UDF X Note, the UDF X Security Agreement and the UDF X Guaranty, which are attached to this Quarterly Report on Form 10-Q as Exhibits 10.1, 10.2 and 10.3, respectively, and are incorporated herein by reference.  The Partnership has obtained a fairness opinion from Jackson Claborn, Inc. opining as to the fairness of the financing terms of the credit facility to the Partnership, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.4 and incorporated herein by reference.

Item 6. Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Index to Exhibits attached hereto.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Development Funding III, L.P.

By:	UMTH Land Development, L.P.
Its General Partner

Dated: November 14, 2007	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer, and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.
(Principal Executive Officer)

By:	/s/ Cara D. Obert
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

10.1	Secured Line of Credit Promissory Note by United Development Funding X, L.P. (filed herewith)

10.2	Security Agreement by United Development Funding X, L.P. in favor of Registrant (filed herewith)

10.3	Continuing Unconditional Guaranty by UMT Holdings, L.P. for the benefit of Registrant (filed herewith)

10.4	Fairness opinion with respect to Secured Line of Credit Promissory Note by United Development Funding X, L.P. for the benefit of Registrant (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1*	Section 1350 Certifications (furnished herewith)

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