Form 10-K
United Development Funding III, LP
filed 2008-03-31
CIK 1335732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
  ☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐                                           Accelerated filer ☐                                           Non-accelerated filer  ☒                                           Smaller reporting  company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the limited partnership interests held by nonaffiliates of the Registrant as of June 29, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $50,641,111.
As of March 17, 2008, the Registrant had 6,898,314 units of limited partnership interest outstanding.

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-K
Year Ended December 31, 2007

Forward-Looking Statements

This annual report contains forward-looking statements, including discussion and analysis of United Development Funding III, L.P. (which may be referred to as the “Partnership,” “we,” “us,” “our,” or “UDF III”) and our subsidiaries, our financial condition, our investment objectives, amounts of anticipated cash distributions to our limited partners in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guaranties of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

PART I

Item 1.  Business.

General

United Development Funding III, L.P. was organized on June 13, 2005 as a Delaware limited partnership.  Our principal purpose is to originate, acquire, service, and otherwise manage, either alone or in association with others, a diversified portfolio of mortgage loans that are secured by real property or equity interests in entities that hold real property already subject to other mortgages (including mortgage loans that are not first in priority) and participation interests in mortgage loans, and to issue or acquire an interest in credit enhancements to borrowers, such as guaranties or letters of credit.

We concentrate on making development loans to single-family lot developers who sell their lots to national and regional home builders, as well as making loans to national home builders and entities created by home builders in conjunction with our general partner or affiliates of our general partner for the acquisition of property and development of residential lots.  We seek to make or acquire loans primarily with respect to projects where the completed subdivision will consist of homes at or below the median price of the U.S. housing market.

Our general partner is UMTH Land Development, L.P., a Delaware limited partnership, (“Land Development”).  Land Development is responsible for our overall management, conduct and operation.  Our general partner has authority to act on our behalf in all matters respecting us, our business and our property.  The limited partners shall take no part in the management of our business or transact any business for us and shall have no power to sign for or bind us; provided, however, that the limited partners, by a majority vote and without the concurrence of the general partner, have the right to:  (a) amend the Agreement of Limited Partnership (the “Partnership Agreement”) governing the Partnership, (b) dissolve the Partnership, (c) remove the general partner or any successor general partner, (d) elect a new general partner, and (e) approve or disapprove a transaction entailing the sale of all or substantially all of our real properties acquired by the Partnership.

    On May 15, 2006, our Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (“DRIP”) for $20 per unit.  Our initial public subscribers were accepted as limited partners on July 3, 2006.  As of December 31, 2007, we had issued an aggregate of 5,509,316 units of limited partnership interest in the Offering, consisting of 5,429,702 units that have been issued to our limited partners in exchange for gross proceeds of approximately $108.6 million (approximately $95.6 million, net of costs associated with the Offering), and another 79,614 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $1.6 million.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

Our Partnership Agreement provides that we will continue in existence until December 31, 2028, unless sooner terminated as provided within the Partnership Agreement or unless such term is extended by the General Partner and the majority vote of the Limited Partners.

We will experience a relative increase in liquidity as subscriptions for units are received and accepted and as our revolving credit facility (discussed below) is used to provide transitory indebtedness.  We will experience a relative decrease in liquidity as Offering proceeds are expended in connection with the funding and acquisition of mortgage loans, as amounts drawn under the revolving credit facility are repaid, and as we pay or reimburse selling commissions and other organization and Offering expenses.

Loan Portfolio

As of December 31, 2007, we had originated 32 loans (five of which were repaid by the respective borrowers in full) with an aggregate principal amount of approximately $100 million.  As of December 31, 2007, there are approximately $75.7 million of commitments to be funded, including approximately $65.8 million to related parties, under the terms of mortgage notes receivable.

Approximately 91% of the aggregate principal amount of mortgage notes originated by us are secured by properties located throughout Texas, approximately 6% are secured by properties located in Colorado and approximately 3% are secured by properties located in Arizona.  Approximately 34% of the aggregate principal amount of mortgage notes originated by us are secured by properties located in the Dallas, Texas area;  approximately 27% are secured by properties located in the Austin, Texas area; approximately 15% are secured by properties located in the Houston, Texas area; approximately 9% are secured by properties located in the Lubbock, Texas area; approximately 6% are secured by properties located in the San Antonio, Texas area; approximately 6% are secured by properties located in the Denver, Colorado area; and approximately 3% are secured by properties located in the Kingman, Arizona area.  Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.  Twelve of the 27 loans outstanding as of December 31, 2007, representing approximately 62% of the aggregate principal amount of the outstanding loans, are made with respect to projects that are presently selling finished home lots to national public or regional private homebuilders, or are made with respect to a project in which one of these homebuilders holds an option to purchase the finished home lots and has made a significant forfeitable earnest money deposit. Twelve of the 27 loans outstanding as of December 31, 2007, representing approximately 55% of the aggregate principal amount of the outstanding loans, are made to developer entities which hold ownership interests in projects other than the project funded by us.  Four of the 27 loans outstanding as of December 31, 2007, representing approximately 35% of the aggregate principal amount of the outstanding loans, are secured by multiple single-family residential communities.  Fourteen of the 27 loans outstanding as of December 31, 2007, representing approximately 57% of the aggregate principal amount of the outstanding loans, are secured by a personal guarantee of the developer in addition to a lien on the real property or the equity interests in the entity that holds the real property.

    The average interest rate payable with respect to the 27 loans outstanding as of December 31, 2007 is 15.1%, and the average term of the loans is approximately 26 months.

Investment Objectives and Policies

Principal Investment Objectives

Our principal investment objectives are:
•
to make, originate or acquire a participation interest in mortgage loans (secured by first priority or junior priority liens against real property or liens against equity interests of entities that hold real property) typically in the range of $500,000 to $10,000,000, and to provide credit enhancements to real estate developers and regional and national homebuilders who acquire real property, subdivide such real property into single-family residential lots and sell such lots to homebuilders or build homes on such lots;

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

Investment Policy

We derive a substantial portion of our income by originating, purchasing, participating in and holding for investment mortgage and mezzanine loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots that will be marketed and sold to home builders. We also offer credit enhancements to developers in the form of loan guaranties to third-party lenders, letters of credit issued for the benefit of third-party lenders and similar credit enhancements. In the typical credit enhancement transaction, we charge the borrower a credit enhancement fee generally equal to 3% to 7% of the projected maximum amount of our outstanding credit enhancement obligation for each 12-month period such obligation is outstanding, in addition to any costs that we may incur in providing the credit enhancement. We cannot guarantee that we will obtain a 3% to 7% credit enhancement fee. The actual amount of such charges will be based on the risk perceived by our general partner to be associated with the transaction, the value of the collateral associated with the transaction, our security priority as to the collateral associated with the transaction, the form and term of the credit enhancement, and our overall costs associated with providing the credit enhancement.

We intend to reinvest the principal repayments we receive on loans to create or invest in new loans during the term of the Partnership. However, following the seventh anniversary of the effectiveness of the Offering, a limited partner may elect to receive his or her pro rata share of any loan principal repayments. Any capital not reinvested will be used first to return our limited partners’ capital contributions and then to pay distributions to our limited partners. Within 20 years after termination of the Offering, we will either (1) make an orderly disposition of investments and distribute the cash to investors or (2) upon approval of limited partners holding more than 50% of the outstanding units, continue the operation of the Partnership for the term approved by the limited partners.

Cash available for distributions are the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions are currently paid to the limited partners as a 9.75% annualized return on a pro rata basis based on the number of days the limited partner has been invested in the Partnership.  Retained earnings would contain a surplus if the cash available for distribution less the 9.5% reserve exceeded the monthly distributions to the general partner and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distributions to the general partner and limited partners.  It is the intent of management to monitor and distribute such surplus on an annual basis.  The chart below summarizes the approximate amount of distributions to our general partner and limited partners and the retained earnings surplus as of December 31, 2007 and 2006, respectively:

	As of December 31,
	2007		2006
General Partner	$677,300		$15,500
Limited Partners	4,997,100	(1)	99,700	(2)
Retained Earnings Surplus	188,600		6,800

(1)  approximately $3.4 million paid in cash and approximately $1.6 million reinvested in 79,614 units of limited partnership interest under the DRIP.

(2)  approximately $65,400 paid in cash and approximately $34,300 reinvested in 1,715 units of limited partnership interest under the DRIP.

Security

Our mortgage notes receivable are generally secured by:
•	the parcels of land to be developed;
•	in certain cases, a pledge of some or all of the equity interests in the developer entity;
•	in certain cases, additional assets of the developer, including parcels of undeveloped and developed real property; and
•	in certain cases, personal guaranties of the principals of the developer entity.

If there is no third-party financing for a development project, our lien on the subject parcels is a first priority lien. If there is third-party financing, our lien on the subject parcels is subordinate to such financing. We enter each loan prepared to assume or retire any senior debt if necessary to protect our capital. We seek to enter into agreements with third-party lenders that require the third-party lenders to notify us of a default by the developer under the senior debt and allow us to assume or retire the senior debt upon any default under the senior debt.   As of December 31, 2007, 22% of the aggregate principal amount of mortgage notes we have originated were in a first lien position,  20% of the aggregate principal amount of mortgage notes we have originated were in a subordinate lien position, and 57% the aggregate principal amount of mortgage notes we have originated were secured by a pledge of partnership interests or by both a subordinate lien position and a pledge of partnership interests.

    Most of our real estate loans, including loans made to entities affiliated with our general partner, have the benefit of unconditional guaranties of the developer and/or its parent company and pledges of additional assets of the developer.

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

•	Interest Rate. We seek to originate loans bearing interest at rates ranging from 10% to 16% per annum.
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

•	Geographical Boundaries. We may buy or originate loans in any of the 48 contiguous United States. As of December 31, 2007, we have originated loans in Texas, Colorado, Arizona and New Mexico.

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

The annual interest rate on the Revolving Credit Facility is equal to the prime rate of interest as quoted in the Wall Street Journal (7.25% and 8.25% at December 31, 2007 and 2006, respectively). The Revolving Credit Facility requires us to comply with various covenants, including maintaining at least $5 million in eligible first lien promissory notes and maintaining, as of December 31, 2006, at least $7 million in aggregate partners’ equity and, as of January 31, 2007, at least $10 million in aggregate partners’ equity.  As of December 31, 2006, we had aggregate partners’ equity of approximately $11.9 million, and as of January 31, 2007, we had aggregate partners’ equity of approximately $14.6 million.  As of December 31, 2007, we had aggregate partners’ equity of approximately $99.1 million and were in compliance with the other operating covenants required the Revolving Credit Facility.

If a default occurs under the Revolving Credit Facility, Premier Bank may declare the Revolving Credit Facility to be due and payable immediately. In such event, Premier Bank may exercise any rights or remedies it may have, including foreclosure of our assets. Any such event may materially impair the Partnership’s ability to conduct its business.

We utilize the Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, such as utilizing borrowings under the Revolving Credit Facility to fund identified investments pending receipt of proceeds from the sale of Partnership units.  Proceeds from the sale of Partnership units are being used to repay the Revolving Credit Facility.  We use the Revolving Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments.  As of December 31, 2007 and 2006, approximately $2.3 million and $6.4 million, respectively, was outstanding under the Revolving Credit Facility and interest expense related to this was approximately $256,500 and $4,400, respectively.

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

We will not engage in the following activities:
    • acquire assets in exchange for units of limited partnership interest;
    • issue units of limited partnership interest after the termination of the Offering; or
• make loans to our general partner or its affiliates except as permitted by our Partnership Agreement and the NASAA Mortgage Program Guidelines.  Such loans      are permitted under our Partnership Agreement and the NASAA Mortgage Program Guidelines if an independent advisor issues an opinion to the effect that the  proposed loan is fair and at least as favorable to us as a loan to an unaffiliated borrower in similar circumstances.  As of December 31, 2007, we had originated six loans that required an opinion from an independent advisor:
•
In December 2006, we originated a secured promissory note to United Development Funding, LP (“UDF I”), a Delaware limited partnership and an affiliate of our general partner, in the principal amount of approximately $6.9 million, and in connection therewith, we obtained the required opinion from an independent advisor.  The secured promissory note, which bears interest at 12% per annum, is collateralized by a first lien deed of trust on 190 undeveloped single-family home lots located in Colorado and is payable on December 31, 2008.  The asset manager for UDF I is our general partner.

•
In January 2007, we originated a secured promissory note to OU Land Acquisition II, L.P., a Texas limited partnership in which UDF I has a 50% partner interest, in the principal amount of approximately $1.6 million, and in connection therewith, we obtained the required opinion from an independent advisor.  The secured promissory note, which bears interest at a rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 101 acres of land located in Texas and is payable on June 14, 2010.

•
In March 2007, we originated a secured promissory note to Buffington JV Fund II, Ltd. (“Buff JV”), a Texas limited partnership in which UDF I has a 50% partner interest, in the principal amount of approximately $5.3 million, and in connection therewith, we obtained the required opinion from an independent advisor.  The secured promissory note, which bears interest at a rate of 13% per annum and is payable on June 30, 2009, is collateralized by a pledge of the 1% ownership interests in Buff JV from Buffington JV Fund Management, LLC, a Texas limited liability company and the general partner of Buff JV, and a pledge of the 49% ownership interests from Buffington Asset Group, Ltd., a Texas limited partnership and a limited partner of Buff JV.

•
In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6.4 million, and in connection therewith, we obtained the required opinion from an independent advisor.  The secured promissory note, which bears interest at a rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and is payable on September 4, 2010.

•
In November 2007, we originated a secured promissory note to United Development Funding X, L.P. (“UDF X”), a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70 million, and in connection therewith, we obtained the required opinion from an independent advisor.  The secured promissory note, which bears interest at a rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2012.

•
In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6 million, and in connection therewith, we obtained the required opinion from an independent advisor.  The secured promissory note, which bears interest at a rate of 12% per annum, is collateralized by a second lien deed of trust on 255 finished lots and 110 acres of land in Texas and is payable on December 28, 2010.

Our general partner continually reviews our investment activity to attempt to ensure that we do not come within the application of the Investment Company Act of 1940, as amended.  Among other things, our general partner monitors the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an “investment company” under the Investment Company Act.  See “Item 1A, Risk Factors – Risks Related to Our Business In General – Limited partners’ returns will be reduced if we are required to register as an Investment Company under the Investment Company Act of 1940.”

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

Our general partner, who will make all our investment decisions, will be responsible for managing our affairs on a day-to-day basis and for identifying and making loans on our behalf. UMT Holdings LP (“UMT Holdings”) holds 99.9% of the limited partnership interests in our general partner. UMT Services Inc. (“UMT Services”) owns the remaining 0.1% of the limited partnership interests in our general partner and serves as its general partner. Theodore “Todd” F. Etter, Jr. and Hollis M. Greenlaw, who are directors of UMT Services, own 100% of the equity interests in UMT Services.

Our general partner was organized in March 2003 and serves as the asset manager for UDF I and United Development Funding II, LP (“UDF II”).  Both UDF I and UDF II are real estate finance companies that engage in the business in which we engage and intend to engage.  An affiliate of our general partner serves as the advisor to United Mortgage Trust, a real estate investment trust organized under the laws of the state of Maryland (“UMT”).

Because we were organized and will be operated by our general partner, conflicts of interest will not be resolved through arm’s length negotiations but through the exercise of our general partner’s judgment consistent with its fiduciary responsibility to the limited partners and our investment objectives and policies.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence – Policies and Procedures for Transactions with Related Persons,” for a discussion of our policies and procedures for resolving potential conflicts of interest.

Housing Industry

The U.S. housing market has suffered declines in recent months, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation.  Although our general partner believes that the housing markets in the geographic areas in which we have invested will not be significantly impacted by the general decline in the U.S. housing market, our general partner does believe that the publicly traded national homebuilders with which it does business are reducing and will continue to reduce supply and inventory overhang of new single family residences and, as a result, will likely reduce the number of new homes they construct in 2008 as compared to the number of new homes constructed in 2007.  We expect to see continued healthy demand for our products as the supply of finished new homes and land are once again aligned with market demand.

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

There is no public trading market for our units of limited partnership interest, and we do not expect one to ever develop. Our Partnership Agreement restricts our ability to participate in a public trading market or anything substantially equivalent to a public trading market by providing that any transfer that may cause us to be classified as a publicly traded partnership as defined in Section 7704 of the Internal Revenue Code shall be deemed void and shall not be recognized by us. Because our classification as a publicly traded partnership may significantly decrease the value of limited partners’ units, our general partner intends to use its authority to the maximum extent possible to prohibit transfers of units that could cause us to be classified as a publicly traded partnership. As a result, it will be difficult for limited partners to sell their units.

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

The homebuilding industry is undergoing a significant downturn, and its duration and ultimate severity are uncertain. Further deterioration in industry conditions or in the broader economic conditions of the markets where we operate could further decrease demand and pricing for new homes and residential home lots and have additional adverse effects on our operations and financial results.

Developers to whom we make loans and with whom we enter into subordinate debt positions will use the proceeds of our loans and investments to develop raw real estate into residential home lots.  The developers obtain the money to repay our development loans by reselling the residential home lots to home builders or individuals who build single-family residences on the lots.  The developer’s ability to repay our loans is based primarily on the amount of money generated by the developer’s sale of its inventory of single-family residential lots.

The homebuilding industry is cyclical and is significantly affected by changes in industry conditions, as well as in general and local economic conditions, such as:

• employment levels and job growth;

• demographic trends, including population increases and decreases and household formation;

• availability of financing for homebuyers;

• interest rates;

• consumer confidence;

• levels of new and existing homes for sale, including foreclosed homes; and

• housing demand.

These may occur on a national scale or may affect some of the regions or markets in which we operate more than others. An oversupply of alternatives to new homes, such as existing homes, including homes held for sale by investors and speculators, foreclosed homes, and rental properties, can also reduce the home builder’s ability to sell new homes, depress new home prices, and reduce home builder margins on the sales of new homes, which likely would reduce the amount and price of the residential home lots sold by the developers to which we have loaned money and/or increase the absorption period in which such home lots are purchased.

Also, historically, the homebuilding industry uses expectations for future volume growth as the basis for determining the optimum amount of land and lots to own. In light of the much weaker market conditions encountered in 2006, which further deteriorated in 2007, we believe that expectations have changed and that the homebuilding industry significantly slowed its purchases of land and lots as part of its strategy to reduce inventory to better match the reduced rate of production.

During 2007, the difficult conditions within the homebuilding industry became progressively more challenging as demand for new homes declined in most of our markets, though not to the extent and severity reported in other markets where we have not made loans to developers, particularly California, Florida, Las Vegas, Nevada and Phoenix, Arizona.

In such a business climate, developers to which we have loaned money may be unable to generate sufficient income from the resale of single-family residential lots to repay our loans. Accordingly, continued or further deterioration of home building conditions or in the broader economic conditions of the markets where we operate could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our development loans and, consequently, reduce our ability to pay distributions to our limited partners.

We believe that housing market conditions will continue to be challenging and may deteriorate further. We cannot predict the duration or ultimate severity of these challenging conditions.  Our operations could be negatively affected to the extent that the housing industry downturn is prolonged or becomes more severe.

The reduction in availability of mortgage financing and the volatility and reduction in liquidity in the financial markets have adversely affected our business, and the duration and ultimate severity of the effects are uncertain.

During  2007, the mortgage lending industry experienced significant instability due to, among other things, defaults on subprime loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years.  This has led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums. A deterioration in credit quality among subprime and other nonconforming loans has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not conforming loans, FHA/VA-eligible loans or jumbo loans (which meet conforming underwriting guidelines other than loan size).  Fewer loan products and tighter loan qualifications and any other limitations or restrictions on the availability of those types of financings in turn make it more difficult for some borrowers to finance the purchase of new homes and for some buyers of existing homes from  move-up new home buyers to finance the purchase of the move-up new home buyer’s existing home. These factors have served to reduce the pool of qualified homebuyers and made it more difficult to sell to first time and first time move-up buyers which have long made up a substantial part of the affordable housing market. These reductions in demand increase the likelihood of defaults on our development loans and, consequently, reduce our ability to pay distributions to our limited partners, and the duration and severity of the effects remain uncertain.

We also believe that the liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry is very important to the housing market. These entities have recently reported losses as a result of deteriorating housing and credit market conditions. These losses have reduced their equity, which may limit their ability to acquire mortgages. The federal government recently sought to limit the size of the home-loan portfolios and operations of these government-sponsored enterprises. Any limitations or restrictions on the availability of such financing or on the liquidity provided by such enterprises could adversely affect interest rates and mortgage availability and could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our development loans and, consequently, reduce our ability to pay distributions to our limited partners.

The homebuilding industry’s strategies in response to the adverse conditions in the industry have had limited success, and the continued implementation of these and other strategies may not be successful.

Most home builders were focused in 2007 on generating positive operating cash flow and reducing finished new home inventories, and have done so in many cases by significantly reducing the new home prices and increasing the level of sales incentives.  Notwithstanding these sales strategies, home builders in 2007 continued to experience an elevated rate of sales contract cancellations. We believe that the increase in the cancellation rate is largely due to a decrease in consumer confidence, due principally to the constant and negative national housing, financial industry, and economic news, and continued price declines and increases in the level of sales incentives for both new and existing homes in many markets.  A more restrictive mortgage lending environment and the inability of some buyers to sell their existing homes have also impacted cancellations.  Many of the factors that affect new sales and cancellation rates are beyond the control of the homebuilding industry.

A decrease in the number of new homes sold would increase the likelihood of defaults on our development loans and, consequently, reduce our ability to pay distributions to our limited partners.  It is uncertain how long the reduction in sales and the increased level of cancellations will continue.

           Increases in interest rates, reductions in mortgage availability or increases in other costs of owning a home could prevent potential customers from buying new homes and adversely affect our business or our financial results.

Most new home purchasers finance their home purchases through lenders providing mortgage financing. Prior to the recent volatility in the financial markets, interest rates were at historical lows and a variety of mortgage products were available. As a result, homeownership became more accessible. The mortgage products available included features that allowed buyers to obtain financing for a significant portion or all of the purchase price of the home, had very limited underwriting requirements or provided for lower initial monthly payments. As a result, more people were able to qualify for mortgage financing. During 2007, there was a significant decrease in the type of mortgage products available and a general increase in the qualification requirements for mortgages such that fewer people are able to qualify for and obtain mortgage financing. This, coupled with higher fees and mortgage interest rates has reduced demand for new homes.

Some homebuyers use down payment assistance programs, which allow homebuyers to receive gift funds from non-profit corporations to be used as a down payment. Homebuilders are a source of funding for these programs. The Department of Housing and Urban Development (HUD) and Congress are considering limitations and further regulation of these programs. New restrictions may limit the ability of seller-funded non-profit corporations to fund down payment assistance programs for government-insured mortgage loans.  HUD has issued a rule that eliminates seller-funded down payment assistance as an acceptable minimum investment in the property for FHA insured loans. However, the implementation of that rule has been delayed as a result of litigation filed by certain down payment assistance providers. The ultimate outcome of this litigation is uncertain. If, as a result of legislative, regulatory or other action, the gift fund programs that some of our customers use would no longer be available to them, we would expect them to seek other financing alternatives, and seek different down payment programs for those customers who meet applicable guidelines.  There can be no assurance, however, that any such alternative programs would be as attractive to our customers as the programs offered today and that our sales would not suffer.

We believe that the availability of FHA and VA mortgage financing is an important factor in marketing affordable homes. Any limitations or restrictions on the availability of the financing provided by them could adversely affect interest rates, mortgage financing and new homes sales.

Even if potential customers do not need financing, changes in interest rates and the availability of mortgage financing products may make it harder for them to sell their current homes to potential buyers who need financing.

A reduction in the demand for new homes may reduce the amount and price of the residential home lots sold by the developers to which we have loaned money and/or increase the absorption period in which such home lots are purchased and, consequently, increase the likelihood of defaults on our development loans.

Increases in interest rates could increase the risk of default under our development loans.

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

We originate and purchase loans in respect of affiliated and unaffiliated third parties which are used by the borrowers to develop vacant parcels. Improvements made by such borrowers may, but will not necessarily, increase the value of the subject parcels. The loans are represented by notes that are secured by either a subordinated lien on the parcel if the developer has a development loan senior to our loan, or a first lien if we are the senior lender. In some instances where the subject parcel is encumbered by a lien in favor of a third party, we may, at our option, become the senior lender in order to protect the priority of our lien on the parcels. Our loans may also be secured by other assets of the developer. While we seek to obtain an unconditional guarantee of the developer and/or its parent companies to further secure the developer’s obligations to us, we cannot assure limited partners that we will obtain such an unconditional guarantee in all cases. If a default occurs under one or more of our loans, payments to us could be reduced or postponed. Further, in the event of a default, we may be left with a security or ownership interest in an undeveloped or partially developed parcel of real estate, which may have less value than a developed parcel. The guarantee of the developer and/or its parent companies and other pledged assets, if any, may be insufficient to compensate us for any difference in the amounts due to us under a development loan and the value of our interest in the subject parcel.

Decreases in the value of the property underlying our loans may decrease the value of our assets.

All of the loans we have made and, we expect, all of the loans we will make, are or will be secured by (1) an underlying real property interest in the parcel to be developed, (2) a pledge of some or all of the equity interests in the developer entity, (3) personal guaranties of the principals of the developer entity, and/or (4) by a pledge of other assets owned by the developer or of ownership interests in the developer entity. To the extent that the value of the property that serves as security for these loans or investments is lower than we expect, the value of our assets, and consequently our ability to pay distributions to our limited partners, will be adversely affected.

We are subject to the general market risks associated with real estate development.

Our financial performance depends on the successful development and sale of the real estate parcels that serve as security for the loans we make to developers. As a result, we are subject to the general market risks of real estate development, including weather conditions, the price and availability of materials used in the development of the lots, environmental liabilities and zoning laws, and numerous other factors that may materially and adversely affect the success of the development projects. In the event the market softens, the developer may require additional funding and such funding may not be available. In addition, if the market softens, the amount of capital required to be advanced and the required marketing time for such development may both increase, and the developer’s incentive to complete a particular real estate development may decrease. Such circumstances may reduce our profitability and the return on the limited partners’ investments.

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

Our success depends on the diligence, experience and skill of the officers and employees of our general partner. Although our general partner or its affiliates have employment contracts with key personnel, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our general partner or its affiliates.  We have obtained a life insurance policy on Mr. Hollis M. Greenlaw.  We have not obtained life insurance policies on any other key personnel involved in our operations and, therefore, have no insulation against extraneous events that may adversely affect their ability to implement our investment strategies. We believe that our future success depends, in large part, upon our general partner’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for highly skilled managerial, operational and marketing personnel is intense, and we cannot assure limited partners that we will be successful in attracting and retaining such personnel. The loss of any key person could harm our business, financial condition, cash flow and results of operations. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategy could be delayed or hindered.

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

Our general partner has equity interests and/or profit participations in developments we finance and may have a greater incentive to make loans with respect to such development, which may or may not be subordinate to our mortgage loans, to preserve and/or enhance its economic interests in such development.

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

Affiliates of our general partner have sponsored private placement offerings on behalf of UDF I and UDF II, both of which are unspecified, or “blind pool,” programs. Because our general partner or its affiliates will have advisory and management arrangements with these other United Development Funding programs, it is likely that they will encounter opportunities to invest in or acquire interests in mortgage loans, mezzanine loans, participations and/or properties to the benefit of one of the United Development Funding programs, but not others. Our general partner or its affiliates may make decisions to finance certain properties, which decisions might disproportionately benefit a United Development Funding program other than us. In such event, our results of operations and ability to pay distributions to our unit holders could be adversely affected.

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

There is no separate counsel for certain of our affiliates and us, which could result in conflicts of interest.

Morris, Manning & Martin, LLP acts as legal counsel to us, our general partner and certain of its affiliates. If the interests of the various parties become adverse, under the Code of Professional Responsibility of the legal profession, Morris, Manning & Martin, LLP may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of the general partner or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected.

Risks Related to Our Business in General

The Delaware Revised Uniform Limited Partnership Act does not grant limited partners any voting rights, and limited partners’ rights are limited under our Partnership Agreement.

A vote of a majority of the units of limited partnership interest is sufficient to take the following actions:
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

Our general partner will make all decisions with respect to our management and determine all of our major policies, including our financing, growth, investment strategies and distributions. Our general partner may revise these and other policies without a vote of our limited partners. Therefore, limited partners will be relying almost entirely on our general partner for our management and the operation of our business. Our general partner may only be removed under certain conditions, as set forth in our Partnership Agreement. If our general partner is removed, it will receive payment equal to the fair market value of its interests in UDF III as agreed upon by our general partner and us, or by arbitration if we are unable to agree.

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

The prices we may pay for units redeemed under our unit redemption program may exceed the net asset value of such units at the time of redemption. If this were to be the case, investors who do not elect or are unable to have some or all of their units redeemed under our unit redemption program would suffer dilution in the value of their units as a result of redemptions. We have created a reserve from our net interest income and net proceeds from capital transactions to recover some of the organization and offering expenses, including selling commissions and marketing support fees, we incurs in connection with the Offering in order to cause the net asset value of the Partnership to be on parity with or greater than the amount we may pay for units under our unit redemption program. However, it is likely that non-redeeming unit holders will experience dilution as a result of redemptions which occur at a time when the net asset value has decreased, regardless of the reserve.

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

We established the offering price for our units on an arbitrary basis; as a result, the offering price for our units and the price at which units will be redeemed pursuant to our unit redemption program are not related to any independent valuation.

Our general partner has arbitrarily determined the selling price of the units and the price at which units will be redeemed pursuant to our unit redemption program.  Such prices bear no relationship to our book or asset values, or to any other established criteria for valuing outstanding units of limited partnership interest or other ownership interests.

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

We may invest up to 25% of the gross Offering proceeds in loans to purchase or develop unimproved land.  For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics:  (a) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned in good faith to commence within one year.  Land development mortgage loans may be riskier than loans secured by improved properties, because:
•	the application of the loan proceeds to the development project must be assured;
•	during development, the property does not generate income for the borrower to make loan payments;
•	the completion of the planned development may require additional development financing by the borrower and may not be available;
•	depending on the sale of lots to homebuilders, demand for lots may decrease, causing the price of the lots to decrease;
•	there is no assurance that we will be able to sell unimproved land promptly if we are forced to foreclose upon it; and
•	lot sale contracts are generally not “specific performance” contracts, and the developer may have no recourse if a homebuilder elects not to purchase lots.

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

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 5% of the total amount raised in the Offering, or (b) $2.5 million to $12.5 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our larger loans will not exceed an amount equal to 20% of the total capital contributions to be raised in the Offering.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower. We are permitted under the NASAA Mortgage Program Guidelines to invest up to 20% of our Offering proceeds in loans to a single borrower, and we may choose to invest up to the maximum limit imposed upon us. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business.  The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face.  The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

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

We utilize the Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, such as utilizing borrowings under the Revolving Credit Facility to fund identified investments pending receipt of proceeds from the sale of our units.  Proceeds from the sale of our units are being used to repay the Revolving Credit Facility.  We use the Revolving Credit Facility as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  As of December 31, 2007 and 2006, approximately $2.3 million and $6.4 million, respectively, was outstanding under the Revolving Credit Facility, and interest expense related to this was approximately $256,500 and $4,400, respectively.

We and our limited partners face increased risk as a result of these and any future borrowings.  If the interest rates we are able to charge on our mortgage loans decrease below the interest rates we must pay on our borrowings, payments of interest due on our borrowings will decrease our income otherwise available for distribution to limited partners. In addition, if one of our mortgage loans goes into default and we are unable to obtain repayment of the principal amount of the loan through foreclosure or otherwise, payments of principal required on our borrowings will decrease the amount of cash we have available and could reduce the amounts we otherwise would have available for repurchases of units from limited partners.

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

While we intend to enter into loans and agreements with respect to properties throughout the United States, we have thus far funded loans relating to properties located in Texas, Colorado, Arizona and New Mexico. We also expect to enter into transactions with respect to properties located in Florida, Nevada (Las Vegas), and California when homes and land inventories are aligned and prices correct in these markets.  If the residential real estate market or general economic conditions in these geographic areas decline, the developers’ ability to sell completed project parcels located in these areas may be impaired, we may experience a greater rate of default on the loans we make with respect to properties in these areas and the value of the parcels that secure our loans in these areas could decline. Any of these events could materially adversely affect our business, financial condition or results of operations more so than if our investments were more geographically diversified.

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

An investment in units involves material income tax risks. Limited partners are urged to consult with their own tax advisor with respect to the federal, state and foreign tax considerations of an investment in our units. We will not seek any rulings from the Internal Revenue Service regarding any tax issues.

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

There can be no assurance, however, with respect to any estimate of value that we prepare, that:
•	the estimated value per unit would actually be realized by limited partners upon liquidation, because these estimates do not necessarily indicate that all loans will be paid in full;
•	our limited partners would be able to realize estimated net asset values if they were to attempt to sell their units, because no public market for our units exists or is likely to develop; or
•	that the value, or method used to establish value, would comply with ERISA or the Internal Revenue Code requirements.

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

The purchase price for units redeemed upon the death of a limited partner will be the lesser of (1) the price the limited partner actually paid for the units or (2)  $20 per unit, limited to aggregate annual redemptions not to exceed 1% of units outstanding in the preceding 12 month period.  The price we will pay for units redeemed upon the death of a limited partner will be offset by any net proceeds from capital transactions previously distributed to the deceased limited partner, or his or her estate, in respect of such units as a return of capital contributions. In no event will the total amount paid for redeemed units, including any net proceeds from capital transactions previously distributed to the deceased limited partner, or his or her estate, in respect of the redeemed units as a return of capital, exceed the then-current offering price. Distributions of cash available for distribution from our operations will not effect the price we will pay in respect of our redeemed units. Although we do not intend to make distributions in excess of available cash, we are not precluded from doing so. Any such distributions would be a return of capital to limited partners and would offset the price we will pay for redeemed units.

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

We intend to redeem units monthly under the program. We will not redeem in excess of 5% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of redemption. Our general partner will determine from time to time whether we have sufficient excess cash from operations to repurchase units. Generally, the cash available for redemption will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from our DRIP. Our general partner, in its sole discretion, may choose to terminate or suspend our unit redemption program at any time it determines that such termination or suspension is in our best interest or to reduce the number of units purchased under the unit redemption program if it determines that the funds otherwise available to fund our unit redemption program are needed for other purposes. These limitations apply to all redemptions, including redemptions upon the death of a limited partner.

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

As of December 31, 2007 and 2006, no limited partnership units had been redeemed.

Holders

As of March 17, 2008 we had 6,898,314 limited partnership units outstanding that were held by a total of approximately 3,368 limited partners.

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

Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions, which commenced in September 2006, are currently paid to the limited partners as a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners.  It is the intent of management to monitor and distribute such surplus, if any, on an annual basis.

The chart below summarizes the amount of distributions to our general partner and limited partners and the retained earnings surplus as of December 31, 2007 and 2006:

	As of December 31,
	2007		2006
General Partner	$677,300		$15,500
Limited Partners	4,997,100	(1)	99,700	(2)
Retained Earnings Surplus	188,600		6,800

___________________

(1)	approximately $3.4 million paid in cash and approximately $1.6 million paid through the issuance of 79,614 units of limited partnership interest under the DRIP.

(2)	approximately $65,400 paid in cash and approximately $34,300 paid through the issuance of 1,715 units of limited partnership interest under the DRIP.

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

The units are being offered by select members of the Financial Industry Regulatory Authority (“FINRA”) on a “best efforts” basis, which means the selling group members will only be required to use their best efforts to sell the units and have no firm commitment or obligation to purchase any of the units.

On July 3, 2006, we accepted our initial public subscribers as limited partners.  Since such time, we have admitted, and intend to continue to admit, new investors at least monthly. As of December 31, 2007, we had issued an aggregate of 5,509,316 units of limited partnership interest in the Offering, consisting of 5,429,702 units that have been issued to our limited partners in exchange for gross proceeds of approximately $108.6 million (approximately $95.6 million, net of costs associated with the Offering), and another 79,614 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $1.6 million.  Of the Offering costs paid as of December 31, 2007, approximately $3.8 million was paid to our general partner or affiliates of our general partner for organizational and Offering expenses, and approximately $9.2 million was paid to non-affiliates for commissions and dealer fees.  As of December 31, 2006, we had issued an aggregate of 661,191 units of limited partnership interest in the Offering, consisting of 659,476 units that had been issued to our limited partners in exchange for gross proceeds of approximately $13.2 million (approximately $11.6 million, net of costs associated with the Offering), and another 1,715 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $34,300.  Of the Offering costs paid as of December 31, 2006, approximately $500,000 was paid to our general partner or affiliates of our general partner for organizational and Offering expenses, and approximately $1.1 million was paid to non-affiliates for commissions and dealer fees.

As of December 31, 2007, we had funded 32 loans, including five loans that have subsequently been repaid by the respective borrower in full.  These loans total approximately $99.8 million for mortgage notes receivable and approximately $32.7 for mortgages notes receivable – related party.  We paid our general partner approximately $2.9 million as of December 31, 2007 for acquisition and origination fee expenses associated with such loans.  As of December 31, 2006, we had funded seven loans totaling approximately $11.4 million for mortgage notes receivable and approximately $6.3 million for mortgages notes receivable – related party.  We paid our general partner approximately $317,000 as of December 31, 2006 for acquisition and origination fee expenses associated with such loans.

Item 6.  Selected Financial Data.

We present below selected financial information.  We encourage you to read the financial statements and the notes accompanying the financial statements included in this Annual Report.  This information is not intended to be a replacement for the financial statements.

	Year Ended	Year Ended	Period from June 13, 2005 (Inception) Through
	December 31, 2007	December 31, 2006	December 31, 2005
OPERATING DATA
Revenues	$9,071,315	$459,268	$-
Expenses	1,846,020	130,869	-
Net Income	$7,225,295	$328,399	$-
Earnings per limited partnership unit,
basic and diluted	$2.25	$2.27	$-

	As of	As of	As of
	December 31, 2007	December 31, 2006	December 31, 2005
BALANCE SHEET DATA
Mortgage notes receivable	$76,858,885	$11,422,063	$-
Mortgage notes receivable - related party	23,190,872	6,328,010	-

Deferred offering costs	2,605,788	2,047,133	447,765
Other assets	2,436,888	1,434,448	1,000
Total assets	$105,092,433	$21,231,654	$448,765

Line-of-credit	$2,325,028	$6,436,402	$-
Accrued liabilities - related party	2,892,774	2,238,805	447,765
Other liabilities	789,095	657,856	-
Total liabilities	6,006,897	9,333,063	447,765
Partners' capital	99,085,536	11,898,591	1,000
Total liabilities and partners' capital	$105,092,433	$21,231,654	$448,765

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

Overview

On May 15, 2006, our Registration Statement on Form S-11, covering the offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20 per unit.  On July 3, 2006, we accepted our initial public subscribers as limited partners.

We will experience a relative increase in liquidity as subscriptions for units are received and accepted and as our Revolving Credit Facility is used to provide transitory indebtedness.  We will experience a relative decrease in liquidity as Offering proceeds are expended in connection with the funding and acquisition of mortgage loans, as amounts drawn under our Revolving Credit Facility are repaid, and as we pay or reimburse selling commissions and other organization and Offering expenses.

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

Until required for the funding or acquisition of loans or the repayment of our Revolving Credit Facility, net Offering proceeds will be kept in short-term, liquid investments.  Our general partner, although not required to, has established retained earnings reserves out of cash flow generated by loans.  Further, our general partner may establish reserves from gross Offering proceeds, cash flow generated by loans or out of net proceeds from loan repayments.

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

Revenue Recognition

Interest income on mortgage investments is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of December 31, 2007 and 2006, we were accruing interest on all mortgage notes receivable.

Credit enhancement fee - related party income is generated by a limited guaranty agreement with United Mortgage Trust, an affiliate of our general partner, whereby we agree to guarantee the repayment of an amount up to $30 million with respect to a secured line of credit between United Mortgage Trust and UDF I, another affiliate of our general partner.  See “Liquidity and Capital Resources - Off-Balance Sheet Arrangements,” below.  Such income is recognized on a monthly basis as collectibility is deemed probable.  As of December 31, 2007 and 2006, UDF III was recognizing all credit enhancement fee income on its limited guaranty. UDF I has negotiated the release of this limited guaranty agreement and, subject to the approval of the United Mortgage Trust Board of Trustees, this limited guaranty agreement will be terminated and our contingent repayment obligation relieved effective January 1, 2008.

The Partnership generates mortgage and transaction service revenues by originating mortgage notes receivable and other loans.  In accordance with Statement of Financial Accounting Standards (“SFAS”) 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, the Partnership defers recognition of income from nonrefundable commitment fees paid by the borrowers and recognizes such income on a straight-line basis over the expected life of such notes.  The Partnership also expenses an acquisition and origination fee of 3% of the loan amount (“placement fee”) paid to the general partner to provide for processing and origination costs associated with mortgage notes receivable held by the Partnership on a straight-line basis over the expected life of such notes.  As of December 31, 2007 and 2006, approximately $637,000 and $31,000, respectively, of these net deferred fees have been offset against mortgage notes receivable.

Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable and mortgage notes receivable – related party.  We periodically perform detailed reviews of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses based on historical and current trends and other factors affecting credit losses.  We charge additions to the allowance for loan losses to current period earnings through the provision for loan losses.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  We exercise significant judgment in estimating the timing, frequency and severity of losses, which could materially affect the provision for loan losses and, therefore, net income.  As of December 31, 2007, approximately $78,000 of allowance for loan losses had been offset against mortgage notes receivable.  There was no allowance for loan losses recorded as of December 31, 2006.

Mortgage Notes Receivable and Mortgage Notes Receivable – Related Party

Mortgage notes receivable and mortgage notes receivable – related party are recorded at the lower of cost or estimated net realizable value.  The mortgage investments are collateralized by land and related improvements to residential property owned by the borrowers and/or the ownership interests of the borrower.  Currently, the mortgage notes receivable have a term ranging from six to 60 months.  None of such mortgages are insured or guaranteed by a federally owned or guaranteed mortgage agency.  We originate and/or acquire all mortgage notes receivable and intend to hold the mortgage notes receivable for the life of the notes.

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions are currently paid to the limited partners as a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners.  It is the intent of management to monitor and distribute any surplus, on an annual basis.  As of December 31, 2007 and 2006, we had approximately $188,600 and $6,800, respectively, surplus in retained earnings, which is included in our limited partners’ capital account.

Results of Operations

We commenced active operations on July 3, 2006, when we accepted our initial public subscribers as limited partners.  As a result, our results of operations for the year ended December 31, 2006 are not comparable to the results of operations for the year ended December 31, 2007.  Furthermore, as there was no operational activity from the period from June 13, 2005 (Inception) through December 31, 2005, results for such period are not presented.

Revenues

Interest income for the years ended December 31, 2007 and 2006 were approximately $7.8 million and $317,500, respectively.  On July 3, 2006, we accepted our initial public subscribers as limited partners, resulting in the Partnership having funds available to originate mortgage notes receivable and other loans beginning in the third quarter of 2006.  The increase in interest income for the year ended December 31, 2007 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) of approximately $100 million as of December 31, 2007, compared to $17.8 million as of December 31, 2006.

Credit enhancement fees – related party for the years ended December 31, 2007 and 2006 were approximately $595,600 and $75,600, respectively.  In October 2006, we entered into a limited guaranty for the benefit of United Mortgage Trust  (which is further discussed in “Liquidity and Capital Resources - Off-Balance Sheet Arrangements,” below).  There were no credit enhancement fees – related party prior to this transaction.

Mortgage and transaction service revenues for the year ended December 31, 2007 and 2006 were approximately $705,500 and $66,200, respectively.  The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes.  The increase in mortgage and transaction service revenues for the year ended December 31, 2007 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) of approximately $100 million as of December 31, 2007, compared to $17.8 million as of December 31, 2006.

We expect revenues to increase in the near future as we continue to raise proceeds from the Offering and invest proceeds in additional loans.

Expenses

Interest expense for the years ended December 31, 2007 and 2006 was approximately $256,500 and $4,400, respectively.  Interest expense represents interest associated with the Revolving Credit Facility.  We utilize the Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of our units.  We use the Revolving Credit Facility as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  We entered into the Revolving Credit Facility in December 2006, and there was no interest expense prior to our entry into the Revolving Credit Facility.

General and administrative expense for the years ended December 31, 2007 and 2006 was approximately $1.6 million and $126,400, respectively.  The increase in general and administrative expense primarily relates to increased costs associated with our directors’ and officers’ insurance premiums, placement fees, as well as legal and accounting fees.

We intend to grow our portfolio in conjunction with the increase in proceeds raised in the Offering and by utilizing the Revolving Credit Facility.  We intend to deploy such proceeds in a diversified manner to the borrowers and markets in which we have experience and as markets dictate in accordance with the economic factors conducive for a stable residential market.  We expect interest expense, placement fees and general and administrative expense to increase commensurate with the growth of our portfolio.

Cash Flow Analysis

We commenced active operations on July 3, 2006, when we accepted our initial public subscribers as limited partners. As a result, our cash flows for the year ended December 31, 2007 are not comparable to the cash flows for the year ended December 31, 2006.  Furthermore, as there was no active operations from the period from June 13, 2005 (Inception) through December 31, 2005, cash flows are not presented for such period.

Cash flows provided by operating activities for the year ended December 31, 2007 were approximately $6.3 million and were comprised primarily of net income, offset slightly with accrued interest receivable – related party and other assets.  During the year ended December 31, 2006, cash provided by operating activities was approximately $224,000 and was comprised primarily of net income offset slightly with other assets.

Cash flows used in investing activities for the year ended December 31, 2007 were approximately $82.4 million, resulting from the origination of mortgage notes receivable.  Cash flows used in investing activities for the year ended December 31, 2006 were approximately $17.8 million, resulting from the origination of mortgage notes receivable.

Cash flows provided by financing activities for the year ended December 31, 2007 were approximately $75.9 million, and were primarily the result of funds received from the issuance of limited partnership units, offset with payments of Offering costs.  Cash flows provided by financing activities for the year ended December 31, 2006 were approximately $18.2 million, and were primarily the result of funds received from the issuance of limited partnership units and net proceeds from the Revolving Credit Facility.

Our cash and cash equivalents were approximately $587,000 and $672,000 as of December 31, 2007 and 2006, respectively.

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

Material Trends Affecting Our Business

We are a real estate finance limited partnership and derive a substantial portion of our income by originating, purchasing, participating in and holding for investment mortgage loans made directly by us to persons and entities for the acquisition and development of real property as single-family residential lots that will be marketed and sold to home builders. We intend to concentrate our lending activities in the southeast and southwest sections of the United States, particularly in Texas, Colorado, and Arizona.  We believe these areas continue to experience demand for new construction of single-family homes; however, the U.S. housing market has suffered declines in recent months, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation.  Additionally, we intend to concentrate our lending activities with national homebuilders and regional homebuilders and developers who sell single-family residential home lots to such national and regional homebuilders.  National and regional homebuilders are expected to reduce the number of new homes constructed in 2008 as compared to 2007.  However, we expect to see continued healthy demand for our products as the supply of finished new homes and land is once again aligned with our market demand.

Nationally, the number of new single-family residential homes sold has been declining, and average and median sales prices have been falling.  The sales of new single-family residential homes in December 2007 were at a seasonally adjusted annual rate of 605,000 units, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.  This is approximately 41% below the December 2006 estimate of 1,019,000 units.  According to the same sources, the average sales price of new houses sold in December 2007 was $267,300; the median sales price was $219,200. This is approximately 14.2% below the December 2006 average sales price of $311,600 and approximately 11% below the December 2006 median sales price of $246,900.  The seasonally adjusted estimate of new houses for sale at the end of December was 493,000, which represents a supply of 9.5 months at the December sales rate.  The seasonally adjusted estimate of new houses for sale at the end of December 2006 was 535,000, which represents a supply of 6.2 months at the December 2006 sales rate.

According to the same sources, new single-family residential home permits and starts have also declined nationally, as a result and in anticipation of a rising supply of new single-family residential homes and a declining demand for new single-family residential homes.  Single-family homes authorized by building permits in December 2007 were at a seasonally adjusted annual rate of 702,000 units.  This is 26.5% below the December 2006 estimate of 1,181,000 units.   Single-family home starts were at a seasonally adjusted annual rate of 784,000 units.  This is 36.8% below the December 2006 estimate of 1,241,000 units.

Housing markets generally remain difficult and generally are declining on a national basis with those declines and difficulties most pronounced in those markets that had experienced rapid growth, steep increases in property values and speculation, such as in California, Florida, Arizona and Nevada.  However, a few markets, such as Texas, are continuing to remain fairly healthy, compared to what has been occurring nationally.  The table below illustrates the recent declines in home price appreciation nationally, as well as in California and Florida, while showing that Texas has not experienced such declines.

             10 Year Home Price Appreciation

Source: Office of Federal Housing Enterprise Oversight and Real Estate Center at Texas A&M University

As of December 31, 2007, substantially all of our loans, over 91% of our portfolio, were with respect to single-family residential development projects in Texas.  Our Texas loans were in the markets of Austin, Houston, Dallas, San Antonio and Lubbock.  Our remaining loans were made with respect to single-family residential development projects in Denver, Colorado (6% of our portfolio) and Kingman, Arizona (3%).

While housing woes beleaguer the national economy, Texas housing markets have held up as some of the best in the country.  We believe the Texas markets have remained fairly healthy due to strong demographics, economies and housing affordability ratios.  The National Association of Homebuilders estimates that the median new home prices for 2007 in the metropolitan areas of Austin, Houston, Dallas, San Antonio and Lubbock are $188,025, $204,895, $207,076, $160,764 and $97,199, respectively.  These amounts are below the December 2007 national median sales price of new homes sold of $219,500.  Using the Department of Housing and Urban Development’s estimated 2007 median family income for the respective metropolitan areas of Austin, Houston, Dallas, San Antonio and Lubbock, the median income earner in those areas has 1.32 times, 1.00 times, 1.08 times, 1.20 times and 1.80 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  Using the U.S. Census Bureau’s income data to project estimated median income for the United States for 2007 of $59,000 and the December 2007 national median sales prices of new homes sold of $219,500, we conclude that the national median income earner has 0.97 times the income required to qualify for a mortgage loan to purchase the median priced new home in the United States.  We further conclude that the aforementioned Texas metropolitan areas have new home housing affordability ratios that are 1.03 to 1.86 times the national new home housing affordability ratio.  The above housing affordability is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, assuming an annual mortgage insurance premium of 50 basis points for private mortgage insurance and a cost that includes estimated property taxes and insurance for the home.

The United States Department of Labor reports that as of December 2007, Texas led the nation with the largest job gains over the past twelve months with 218,600 new jobs created.  This is over 2.5 times greater than the number of jobs created during this period in the nation’s second largest state for job growth, Florida, and more than 2.75 times the jobs created during this period in the nation’s third largest state for job growth, California.  The United States Department of Labor reports that the largest over-the-year percentage increases in employment in the country’s large metropolitan areas were recorded in the four top metropolitan areas of Texas: Austin-Round Rock (+4.2%), Houston-Sugar Land-Baytown, (+3.9%), San Antonio (+3.0%), and Dallas-Fort Worth-Arlington, (+2.9%), The Texas metropolitan areas of Austin, Houston, Dallas, San Antonio and Lubbock experienced, during the last twelve months, the creation of 22,700, 94,200, 66,500, 18,800 and 3,800 new jobs, respectively.

The United States Census Bureau reported in its 2007 Estimate of Population Change July 1, 2006 to July 1, 2007 that Texas led the country in population growth during that period.  The estimate concluded that Texas grew by 496,751 people, or 2.12%, a number which was 1.6 times greater than the next closest state in terms of raw population growth, California, and more than 2.5 times the second closest state in terms of raw population growth, Georgia.  The United States Census Bureau also reported that among the 10 counties that added the largest number of residents between July 1, 2006 and July 1, 2007, half were in Texas (Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas) and Travis (Austin).  On June 28, 2007, the United States Census Bureau reported  that Texas’ five major cities – Austin, Houston, San Antonio, Dallas and Fort Worth – were among the top ten in the nation for population growth from 2005 to 2006.  San Antonio was second in the nation with a population change of 33,084 from July 1, 2005 to July 1, 2006, Fort Worth was third in the nation with a population change of 30,201 during that period, Houston was fourth in the nation with a population change of 26,554 during that period, Austin was sixth in the nation with population change of 18,630 during that period, and Dallas was eighth in the nation with a population change of 16,676 during that period.

The Winter 2008 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas according to the likelihood that home prices will be lower in two years, reported that Texas cities lead the nation in home price stability.  The San Francisco-based company recently analyzed housing price trends in 50 U.S. metropolitan areas for its quarterly report, released January 15, 2008.  The index also considers the impact of foreclosure rates and excess housing supply and the consequential impact on home prices.  The study predicts there is less than a 1% chance that the Dallas/Fort Worth-area, Houston area, San Antonio, and Austin area home prices will fall during the next two years.  All Texas metropolitan areas included in the report are in the Top 10 least likely areas to experience a decline in home prices in two years of the nation’s 50 largest metropolitan areas.  Fort Worth-Arlington, Texas is the nation’s least likely metropolitan area included in the study to see a price decline in the next two years, Dallas-Plano-Irving, Texas is second-least likely, Houston-Sugar Land-Baytown, Texas is fourth-least likely,  San Antonio, Texas is fifth-least likely and Austin, Texas is ninth-least likely.

In Texas markets, home builders and developers remain disciplined on new home construction and project development.  New home starts have been declining year-on-year and are outpaced by new home sales in all of our Texas markets where such data is readily available.  Inventories of finished new homes and finished lot supplies are healthy, with the exception of Dallas-Fort Worth, where homebuilders have slowed housing starts as the market had become slightly oversupplied with finished new homes and finished lot supplies.  Management anticipates the annual new home start pace will decline another 10% to 20% from 2007 levels in Texas markets as the Texas economy reverts to more moderate economic growth.  The Federal Reserve Bank Dallas has stated that although the Texas economy has weakened in the fourth quarter of 2007, the Texas economy “is still quite healthy and stronger than the national economy.”

Austin continues to be one of the strongest homebuilding markets in the country. Annual new home sales in Austin outpace starts 14,810 versus 13,896, with annual new home sales declining year-on-year by approximately 10%.  Finished housing inventory and finished lot supplies remain at healthy levels of 2.5 months and 22 months, respectively.  San Antonio is also a strong homebuilding market.  Annual new home sales in San Antonio outpace starts 15,564 versus 12,625, with annual new home sales declining year-on-year by approximately 8.5%.  Finished housing inventory and finished lot supplies remain at healthy levels of 2.3 months and 26.1 months, respectively.  Houston is also a healthy homebuilding market.  Annual new home sales in Houston outpace starts 42,960 versus 38,117, with annual new home sales declining year-on-year by approximately 11%.  Finished housing inventory has been increasing to a 2.8 month supply, slightly above the considered equilibrium of 2 to 2.5 months supply.  Finished lot supplies remain at very healthy levels of 22.3 months.  All numbers are as publicly released by Metrostudy, a leading provider of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that the sales of existing homes remain healthy in our Texas markets, as well.  The number of months of home inventory for sale in Austin, San Antonio, Houston, Dallas, Fort Worth and Lubbock is 4.2 months, 6.0 months, 6.0 months, 5.8 months, 5.8 months, and 5.4. months, respectively.  A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. As of December, the number of existing homes sold year-to-date in (a) Austin is 27,974, down 7.6% year-on-year; (b) San Antonio is 23,820, down 9% year-on-year; (c) Houston is 77,581, down 4.2% year-on-year, (d) Dallas is 57,332, down 7.5% year-on-year, (e) Fort Worth is 11,415, down 4.6% year-on-year, and (f) Lubbock is 3,485, up 4.5% year-on-year.

The Office of Federal Housing Enterprise Oversight (“OFHEO”) reports that Texas had healthy existing home price appreciation between the fourth quarter of 2006 and the fourth quarter of 2007 of 5.21%.  That same report provides that existing home price appreciation between the fourth quarter of 2006 and the fourth quarter of 2007 for (a) Austin is 7.95%, (b) San Antonio is 8.25%, (c) Houston is 4.79%, (d) Dallas is 2.95%, (e) Fort Worth is 2.89%, and (f) Lubbock is 0.34%.  The OFHEO tracks average house price changes in repeat sales or refinancings of the same single-family properties utilizing conventional, conforming mortgage transactions.

In managing and understanding the markets and submarkets in which we make loans, we monitor the fundamentals of supply and demand.  We monitor the economic fundamentals in each of the markets in which we make loans, analyzing demographics, household formation, population growth, job growth, migration, immigration and housing affordability.  We also monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity that can create false demand and an oversupply of homes in a market.  Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, foreclosures, absorption, prices with respect to new and existing home sales, finished lots and land, and the presence of sales incentives, discounts, or both, in a market.

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

We face a risk of loss resulting from adverse changes in interest rates.  Changes in interest rates may impact both demand for our real estate finance products and the rate of interest on the loans we make.  In most instances, the loans we make will be junior in the right of repayment to senior lenders, who will provide loans representing 70% to 80% of total project costs.  As senior lender interest rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.

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

Our general partner is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that it reasonably anticipates to have a material impact on either the income to be derived from our investments in mortgage loans, or entities that make mortgage loans, other than those referred to in our Annual Report on Form 10-K.  The recent disruption of mortgage markets, in combination with a significant amount of negative national press discussing chaos in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious.  We anticipate that this may result in a slowing of the sales of finished lots developed by our clients in certain markets; however, we believe that the prices of those lots should not change materially.

Off-Balance Sheet Arrangements

In October 2006, we entered into a limited guaranty, effective as of September 1, 2006, for the benefit of United Mortgage Trust, a real estate investment trust organized under the laws of the state of Maryland, or its permitted successors and assigns (the “UDF III Guarantee”), and entered into a letter agreement with respect to a credit enhancement fee related to the UDF III Guarantee by and between UDF I and us (the “UDF III Credit Enhancement Fee Agreement”).  Pursuant to the UDF III Guarantee, we have guaranteed the repayment of an amount up to $30 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDF I.  In exchange for that guarantee, and pursuant to the UDF III Credit Enhancement Fee Agreement, UDF I will pay us each month in arrears an amount equal to 0.25% of the maximum liability amount.  The maximum liability amount is equal to the maximum amount of our exposure pursuant to the UDF III Guarantee; provided, that (i) on or before December 31, 2006, in no event shall the maximum liability amount for the purposes of the payment of the credit enhancement fee be less than $5 million, and (ii) if the amount of net proceeds raised by us in connection with our public offering of limited partnership interests exceeds $5 million on the date of calculation, then the maximum liability amount for the purposes of the payment of the credit enhancement fee shall not exceed the amount of net proceeds so raised by us through such date.  In addition, our guarantee is reduced $1.00 for every $1.00 by which the total partners’ equity in UDF I exceeds $30 million.  As of December 31, 2007 and 2006, UDF I total partners’ equity was approximately $44.1 million and $33.5 million, respectively; thus the exposure under the UDF III Guaranty as of December 31, 2007 and 2006 was approximately $15.9 million and $26.5 million, respectively.

An affiliate of Land Development serves as the advisor to United Mortgage Trust.

As of December 31, 2007 and 2006, we had recognized as “Credit enhancement fees – related party” revenue of approximately $596,000 and $76,000, respectively.  UDF I has negotiated the release of the UDF III Guarantee and, subject to the approval of the United Mortgage Trust Board of Trustees, this limited guaranty will be terminated and our contingent repayment obligation relieved effective January 1, 2008.

Contractual Obligations

As of December 31, 2007, we had funded 32 loans, including five loans that have subsequently been repaid by the respective borrower in full, totaling approximately $100 million.  We have approximately $75.7 million of commitments to be funded under the terms of mortgage notes receivable, including $65.8 million of mortgage notes receivable – related party. As of December 31, 2006, we had funded seven loans, none that had been repaid in full by the respective borrower, totaling approximately $17.8 million.  As of December 31, 2006, we had approximately $6.8 million of commitments to be funded under the terms of mortgage notes receivable.

Subsequent Events

UDF I has negotiated the release of the UDF III Guarantee and, subject to the approval of the United Mortgage Trust Board of Trustees, this limited guaranty will be terminated and our contingent repayment obligation relieved effective January 1, 2008.

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

As of December 31, 2007 and 2006, our mortgage notes receivable of approximately $76.9 million and $11.4 million, respectively, and mortgage notes receivable – related party of approximately $23.2 million and $6.3 million, respectively, were all at fixed interest rates, and thus, such mortgage notes receivable are not subject to change in future earnings, fair values or cash flows.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of UMTH Land Development, L.P., our general partner, including its principal executive officer and principal financial officer, evaluated, as of December 31, 2007, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of December 31, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Land Development is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  The management of Land Development, including its principal executive officer and principal financial officer, evaluated as of December 31, 2007 the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the principal executive officer and principal financial officer of Land Development concluded that our internal controls, as of December 31, 2007, were effective in providing reasonable assurance regarding reliability of financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our General Partner

We operate under the direction of our general partner, Land Development, a Delaware limited partnership formed in March 2003 that is responsible for the management and control of our affairs. The executive offices of our general partner are located at 1702 N. Collins Boulevard, Suite 100, Richardson, Texas 75080, telephone (214) 370-8960. UMT Holdings holds 99.9% of the limited partnership interests in our general partner. UMT Services serves as the general partner of our general partner. Todd F. Etter and Hollis M. Greenlaw together own 100% of UMT Services. Our general partner is assisted by the employees of UMTH General Services, L.P., an affiliate of our general partner. We do not employ our own management personnel. Instead, we pay fees to our general partner for its services to us.

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

Name	Age	Position with Our General Partner

Todd F. Etter	57	Executive Vice President of our general partner and Director and Chairman of UMT Services, its general partner
Hollis M. Greenlaw	43	President and Chief Executive Officer of our general partner and Director of UMT Services, its general partner
Michael K. Wilson	45	Director of UMT Services, its general partner
Ben Wissink	26	Chief Operating Officer
Cara D. Obert	38	Chief Financial Officer

Mr. Etter and Mr. Greenlaw are directors, officers and shareholders of UMT Services and UMT Holdings. Mr. Etter, Mr. Greenlaw, Mr. Wilson, and Ms. Obert are partners of UMT Holdings.  Mr. Wilson is a director of UMT Services.  Mr. Etter and Mr. Greenlaw are shareholders of the general partner of UDF I and are also shareholders and officers of the general partner of UDF II.  Mr. Wissink and Ms. Obert are officers of the general partner of UDF I, officers of the general partner of UDF II and are officers of UMT Services.  Ms. Obert, Mr. Greenlaw and Mr. Etter are limited partners of UDF I.

Theodore “Todd” F. Etter, Jr.  Mr. Etter has served as a director, partner and Chairman of UMT Services, the general partner of UMT Holdings and our general partner, since March 2003.  UMT Holdings originates, purchases, sells and services interim loans for the purchase and renovation of single-family homes and land development loans through its subsidiaries, UMTH Lending Company, L.P. (“UMTH Lending Company”) and Land Development, and provides real estate-related corporate finance services through its subsidiaries.  UMTH General Services, L.P., (“UMTH General”), a subsidiary of UMT Holdings, has served as the advisor to United Mortgage Trust since August 1, 2006.  Mr. Etter serves as Chairman of the general partner of UDF I and UDF II, each of which are limited partnerships formed to originate, purchase, sell and service land development loans and equity participations.  Mr. Etter also serves as Executive Vice President of Land Development.  Since 2000, Mr. Etter has been the Chairman of UMT Advisors, Inc., which served as the advisor to United Mortgage Trust from 2000 through July 31, 2006, and since 1996, he has been Chairman of Mortgage Trust Advisors, Inc., which served as the advisor to United Mortgage Trust from 1996 to 2000.  Subsequent to the completion of the terms of their advisory agreements with United Mortgage Trust, neither UMT Advisors, Inc. nor Mortgage Trust Advisors, Inc. is engaged in providing advisory services.  Mr. Etter has overseen the growth of United Mortgage Trust from its inception in 1997 to over $150 million in capital.  Since 1998, Mr. Etter has been a 50% owner of and has served as a director of Capital Reserve Corp.  Since 2002, he has served as an owner and director of Ready America Funding Corp.  Both Capital Reserve Corp. and Ready America Funding Corp. are Texas corporations that originate, sell and service mortgage loans for the purchase, renovation and construction of single-family homes.  In 1992, Mr. Etter formed, and since that date has served as President of, South Central Mortgage, Inc. (“SCMI”), a Dallas, Texas-based mortgage banking firm.  In July 2003, Mr. Etter consolidated his business interests in Capital Reserve Corp., Ready America Funding Corp. and SCMI into UMT Holdings.  From 1980 through 1987, Mr. Etter served as a Principal of South Central Securities, an NASD-member firm.  In 1985, he formed South Central Financial Group, Inc., a Dallas, Texas-based investment banking firm, and he continues to serve as its President; however, since 1992, South Central Financial Group, Inc. has not actively engaged in investment banking activities.  From 1974 through 1981, he was Vice President of Crawford, Etter and Associates, a residential development, marketing, finance and construction company.  Mr. Etter is a registered representative of IMS Securities, a FINRA-member firm and one of our selling group members.  Mr. Etter received a Bachelor of Arts degree from Michigan State University in 1972.

Hollis M. Greenlaw. Mr. Greenlaw has served as President and Chief Executive Officer of our general partner since March 2003.  He also has served as a director of UMT Services, a partner, President and Chief Executive Officer of UMT Holdings, and as President, Chief Executive Officer and a director of UMT Services since March 2003. From March 2003 through December 2007, Mr. Greenlaw directed the funding of over approximately $276 million in loans and land banking transactions and over $46 million of equity investments for UDF I and UDF II.  During that same period, UDF I and UDF II received over approximately $196 million in loan repayments and over $18 million in equity investment distributions. Since May 1997, Mr. Greenlaw has been a partner of The Hartnett Group, Ltd., a closely-held private investment company managing over $40 million in assets. The Hartnett Group, Ltd. and its affiliated companies engage in securities and futures trading; acquire, develop, and sell real estate, including single-family housing developments, commercial office buildings, retail buildings and apartment homes; own several restaurant concepts throughout the United States; and make venture capital investments. From March 1997 until June 2003, Mr. Greenlaw served as Chairman, President and CEO of a multi-family real estate development and management company owned primarily by The Hartnett Group, Ltd. and developed seven multi-family communities in Arizona, Texas and Louisiana with a portfolio value exceeding $80 million. Prior to joining The Hartnett Group, Ltd., from 1992 until 1997, Mr. Greenlaw was an attorney with the Washington, D.C. law firm of Williams & Connolly, where he practiced business and tax law. Mr. Greenlaw received a Bachelor of Arts degree from Bowdoin College in 1986, where he was a James Bowdoin Scholar and elected to Phi Beta Kappa, and received a Juris Doctorate from the Columbia University School of Law in 1990. Mr. Greenlaw is a member of the Maine, District of Columbia and Texas bars.

Michael K. Wilson. Mr. Wilson has served as President of UMTH Funding Services, L.P. (“UMTH Funding”) and a director of UMT Services since August 2005 and has been a partner of UMT Holdings since January 2007.  Mr. Wilson is currently responsible for Sales, Marketing and Investor Relations for UMT Holdings, and from August 2005 through March 2008 directed the capital raise of over approximately $150 Million in securities through independent FINRA-member broker-dealers.  From January 2004 through July 2005, Mr. Wilson served as Senior Vice President of Marketing for UMT Holdings.  From January 2003 through January 2004, Mr. Wilson served as Senior Vice President of Operations of Interelate, Inc., a marketing services business process outsourcing firm.    From September 2001 to December 2002, Mr. Wilson was the sole principal of Applied Focus, LLC, an independent management consulting company that provided management consulting services to executives of private technology companies. Mr. Wilson continues to serve as a consultant for Applied Focus, LLC.  From April 1998 to September 2001, Mr. Wilson served as Senior Director and Vice President of Matchlogic, the online database marketing division of Excite@Home, where he directed outsourced ad management and database marketing services for Global 500 clients including General Motors and Procter & Gamble.   From July 1985 to April 1998, Mr. Wilson was employed with Electronic Data Systems in Detroit, Michigan where he led several multi-million dollar IT services engagements in the automotive industry, including GM OnStar.  Mr. Wilson is a registered representative of IMS Securities, a FINRA-member firm and one of our selling group members.  Mr. Wilson graduated from Oakland University in 1985 with a Bachelor of Science degree in Management Information Systems and earned a Master of Business Administration degree from Wayne State University in 1992.

Ben L. Wissink. Mr. Wissink joined our general partner as an Asset Manager in September 2005 and subsequently became the Chief Operating Officer in March 2007.  Mr. Wissink directs the management of over approximately $126 million in loans and investments for UDF I and UDF II.  From June 2003 through August 2005, Mr. Wissink served as the Controller for the Dallas/Fort Worth land division for the national homebuilding company Lennar Corporation.  During that time, Mr. Wissink also served as an analyst for the Texas region.  While at Lennar, Mr. Wissink assisted in the underwriting, execution and management of off-balance sheet transactions, including two acquisition and development funds between Lennar Corporation and UDF I.  Mr. Wissink graduated from the University of Iowa in 2003 with a Bachelor of Business Administration degree in finance.

Cara D. Obert. Ms. Obert is a partner of UMT Holdings.  Ms. Obert, a Certified Public Accountant, served as the Chief Financial Officer for UMT Holdings from March 2004 until August 2006 and served as Controller for UMT Holdings from October 2003 through March 2004. She has served as the Chief Financial Officer of our general partner since August 2006.  From 1996 to 2003, she was a self-employed consultant, assisting clients, including Fortune 500 companies, in creating and maintaining financial accounting systems. She served as Controller for Value-Added Communications, Inc., a Nasdaq-listed telecommunications company that provided communications systems for the hotel and prison industries. From 1990 to 1993, she was employed with Arthur Andersen LLP, an international accounting and consulting firm. She graduated from Texas Tech University in 1990 with a Bachelor of Arts degree in accounting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, we are not yet required to comply with beneficial ownership reporting under Section 16(a) of the Exchange Act.

Code of Conduct

Land Development, our general partner, has adopted a Code of Business Conduct that is applicable to all of its officers, key personnel and employees .  You may obtain a copy of this document, free of charge, by mailing a written request to:  United Development Funding III, L.P., Investor Relations, 1702 N Collins Blvd., Suite 100, Richardson, TX 75080.

Item 11.  Executive Compensation.

We operate under the direction of our general partner, which is responsible for the management and control of our affairs.  The employees of UMTH General Services, L.P., an affiliated entity, assist our general partner.  The employees of UMTH General Services, L.P. do not devote all of their time to managing us, and they do not receive any direct compensation from us for their services.  Accordingly, we do not have, and our general partner has not considered, a compensation policy or program for itself, its affiliates, any employees of our general partner or any employees of affiliates of our general partner, and we have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K. We pay fees to our general partner and its other affiliates.  See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Use of Proceeds from Registered Securities” and Item 13, “Certain Relationships and Related Transactions, and Director Independence” for a description of the fees payable and expenses reimbursed to our affiliates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There are no limited partners known by us who beneficially owned more than 5% of our limited partnership units as of March 17, 2008.

           We do not have any officers or directors.  Our general partner owns all of the general partnership interest.   We do not maintain any equity compensation plans, and no arrangements exist that would, upon operation, result in a change in control for us.

The following table sets forth information as of December 31, 2007 regarding the beneficial ownership of our limited partnership interest and general partnership interest by each person known by us to own 5% or more of the outstanding class of partnership interest, each director of our general partner, each executive officer of our general partner, and the directors and executive officers of our general partner and our general partner, as a group.  The percentage of beneficial ownership is calculated based on 5,509,316 limited partnership units and contributions from our general partner.

Limited
Partnership
		Units	Percent
		Beneficially	Of
Title of Class	Beneficial Owner	Owned	Class
Limited partner interest	Todd F. Etter (1) (2) (3)	226.42	*
Limited partner interest	Hollis M. Greenlaw (1) (2) (3)	-	*
Limited partner interest	Michael K. Wilson (1) (3)	-	*
Limited partner interest	Ben L. Wissink (1) (2) (3)	-	*
Limited partner interest	Cara D. Obert (1) (2)(3)	-	*
General partner interest	UMTH Land Development, L.P. (4)	-	100%
All directors, executive officers and the general partner as a group (6 persons)		226.42	*
* Denotes less than 1%
(1)The address of Messrs. Etter, Greenlaw, Wilson and Wissink and Ms. Obert is 1702 N. Collins Boulevard, Suite 100, Richardson TX 75080.
(2)Executive officers of UMTH Land Development, L.P., our general partner
(3)Executive officers and/or directors of UMT Services, Inc., general partner of UMTH Land Development, L.P.
(4)The address of UMTH Land Development, L.P. is 1702 N. Collins Boulevard, Suite 100, Richardson, TX 75080.  UMTH Land Development, L.P. had an initial $100 capital contribution, but has not purchased limited partnership units.

None of the above units has been pledged as security.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Our general partner and certain of its affiliates are paid compensation and fees for services relating to the Offering and the investment and management of our assets.

Our general partner receives 1.5% of the gross Offering proceeds (excluding proceeds from our DRIP) for reimbursement of organization and Offering expenses.  As of December 31, 2007 and 2006, we had paid approximately $1.4 million and $197,800, respectively, to our general partner pursuant to such reimbursement, and our general partner has incurred on our behalf approximately $2.6 million and $2 million, respectively, of expenses relating to the Offering for which it has not received reimbursement.  In addition, we reimburse our general partner up to 0.5% of the gross Offering proceeds for bona fide due diligence expenses incurred by unaffiliated selling group members and paid by us through our general partner (except that no such due diligence expenses shall be paid with respect to sales under our DRIP).  As of December 31, 2007 and 2006, approximately $477,000 and $65,900, respectively, was paid to our general partner for reimbursement of bona fide due diligence expenses incurred by unaffiliated selling group members.  Our general partner or its affiliates determine the amount of expenses owed for organization and Offering expenses and bona fide due diligence expenses.

We pay wholesaling fees of up to 1.2% of our gross Offering proceeds (excluding proceeds from sales under our DRIP) to IMS Securities, Inc., an unaffiliated third party.  From such amount, IMS Securities, Inc. re-allows up to 1% of our gross Offering proceeds to wholesalers that are employed by an affiliate of our general partner.  We reimburse our general partner for such wholesaling fees paid by our general partner on our behalf.  Approximately $213,000 and $111,300 were paid to our general partner as of December 31, 2007 and 2006, respectively, in respect of such wholesaling fees.

UMTH Funding Services, LP, an affiliate of our general partner, receives 0.8% of the gross Offering proceeds (excluding proceeds from sales under our DRIP) as a marketing support fee for marketing and promotional services provided to selling group members.  As of December 31, 2007 and 2006, approximately $1.2 million and $105,500, respectively, was paid pursuant to such marketing support fee.

Our general partner also is paid 3% of the net amount available for investment in mortgages for fees and expenses associated with the selection and origination of mortgages, including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us. As of December 31, 2007 and 2006, Land Development was paid approximately $2.9 million and $317,000, respectively, for acquisition and origination expenses.

Our general partner currently receives a promotional interest equal to 10% of cash available for distribution prior to the return to the limited partners of all of their capital contributions plus an 8% annual cumulative (non-compounded) return on their net capital contributions.  As of December 31, 2007 and 2006, our general partner was paid approximately $590,000 and $13,500, respectively, for its unsubordinated promotional interest.  After the limited partners receive a return of their net capital contributions and an 8% annual cumulative (non-compounded) return on their net capital contributions, the general partner will receive a subordinated promotional interest of 15% of remaining cash available for distribution (including net proceeds from a capital transaction or pro rata portion thereof).

Our general partner receives a carried interest, which is an equity interest in UDF III to participate in all distributions, other than distributions attributable to our general partner’s promotional interest of cash available for distribution and net proceeds from a capital transaction.  If our general partner enters into commitments to investments in mortgages in excess of 82% of the gross Offering proceeds, our general partner will be entitled to a carried interest equal to (a) 1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross Offering proceeds (or if commitments to investments in mortgages are above 82% but no more than 84.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 82%), (b) 1% for the next 2% of additional commitments to investments in mortgages above 84.5% of the gross Offering proceeds (or if commitments to investments in mortgages are above 84.5% but no more than 86.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 84.5%) and (c) 1% for each additional 1% of additional commitments to investments in mortgages above 86.5% of the gross Offering proceeds (or a fractional percentage equal to the fractional amount of any 1% of additional commitments to investments in mortgages).  As of December 31, 2007 and 2006, our general partner was paid approximately $87,000 and $2,000, respectively, for its carried interest.

For services rendered in connection with the servicing of our loans, we pay a monthly mortgage servicing fee to our general partner equal to one-twelfth of 0.25% of our aggregate outstanding development mortgage notes receivable balance as of the last day of the month.  As of December 31, 2007 and 2006, Land Development was paid approximately $140,000 and $8,100, respectively, in mortgage servicing fees.

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

In October 2006, we entered into the UDF III Guarantee, effective as of September 1, 2006, for the benefit of United Mortgage Trust, and entered into the UDF III Credit Enhancement Fee Agreement. Pursuant to the UDF III Guarantee, we have guaranteed the repayment of an amount up to $30 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDF I.  In exchange for that guarantee, and pursuant to the UDF III Credit Enhancement Fee Agreement, UDF I will pay us each month in arrears an amount equal to 0.25% of the maximum liability amount.  The maximum liability amount is equal to the maximum amount of our exposure pursuant to the UDF III Guarantee; provided, that (i) on or before December 31, 2006, in no event shall the maximum liability amount for the purposes of the payment of the credit enhancement fee be less than $5 million, and (ii) if the amount of net proceeds raised by us in connection with the Offering exceeds $5 million on the date of calculation, then the maximum liability amount for the purposes of the payment of the credit enhancement fee shall not exceed the amount of net proceeds so raised by us through such date.  In addition, our guarantee is reduced $1.00 for every $1.00 by which the total partners’ equity in UDF I exceeds $30 million.  As of December 31, 2007 and 2006, UDF I total partners’ equity was approximately $44.1 million and $33.5 million, respectively; thus the exposure under the UDF III Guaranty as of December 31, 2007 and 2006 was approximately $15.9 million and $26.5 million, respectively.  UDF I has negotiated the release of the UDF III Guarantee and, subject to the approval of the United Mortgage Trust Board of Trustees, this limited guaranty will be terminated and our contingent repayment obligation relieved effective January 1, 2008.

In December 2006, we originated a secured promissory note to UDF I in the principal amount of approximately $6.8 million.  In connection with the origination of this promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears interest at a rate of 12% per annum, is collateralized by a first lien deed of trust on 190 undeveloped single-family home lots located in Colorado and is payable on  December 31, 2008.  During  2007 and 2006, we had recognized approximately $750,000 and $6,200, respectively, of interest income related to this note, of which approximately $628,000 and $6,200 is included in accrued interest receivable as of December 31, 2007 and 2006, respectively.

In January 2007, we originated a secured promissory note to OU Land Acquisition II, L.P., a Texas limited partnership of which UDF I has a 50% partner interest, in the principal amount of approximately $1.6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears interest at a rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 101 acres of land located in Texas and is payable on June 14, 2010.  During 2007, we had recognized approximately $201,000 of interest income related to this note.

In March 2007, we originated a secured promissory note to Buffington JV Fund II, Ltd. (Buff JV), a Texas limited partnership of which UDF I has a 50% partner interest, in the principal amount of approximately $5.3 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 13% per annum and is payable on June 30, 2009, is collateralized by a pledge of the 1% ownership interests from Buffington JV Fund Management, LLC, a Texas limited liability company and the general partner of Buff JV, and a pledge of the 49% ownership interests from Buffington Asset Group, Ltd., a Texas limited partnership and a limited partner of Buff JV.  During 2007, we had recognized approximately $451,000 of interest income related to this note.

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6.4 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and is payable on September 4, 2010. During 2007, we had recognized approximately $290,000 of interest income related to this note.

In November 2007, we originated a secured promissory note to United Development Funding X, L.P. (“UDF X”), a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2012.  During 2007, we had recognized approximately $98,000 of interest income related to this note, of which approximately $3,000 is included in accrued interest receivable.

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 12% per annum, is collateralized by a second lien deed of trust on 255 finished lots and 110 acres of land in Texas and is payable on December 28, 2010. During  2007, we had recognized approximately $1,600 of interest income related to this note.

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
•
prohibit the commingling of partnership funds (except in the case of making capital contributions to joint ventures and to the limited extent permissible under the NASAA Mortgage Program Guidelines); and

•	require us to obtain an independent appraisal of the property securing each mortgage loan that we purchase.

In addition, our general partner has a fiduciary obligation to act in the best interests of both our limited partners and the investors in other affiliated programs and will use its best efforts to assure that we will be treated at least as favorably as any other affiliated program.

Item 14.  Principal Accountant Fees and Services.

Because we do not have a board of directors or any board committees, including an audit committee, our general partner pre-approves all auditing and permissible non-auditing services provided by our independent registered public accounting firm.  The independent public accountants may not be retained to perform the non-auditing services specified in Section 10A(g) of the Exchange Act.

Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees for professional audit services rendered by Whitley Penn LLP for the audit of our annual financial statements for the years ended December 31, 2007 and 2006 and fees billed for other services rendered by our independent public registered accounting firm during that period:

	2007	2006
Audit Fees (1)	$ 102,000	$ 50,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	15,000	2,000
All Other Fees	-	-
Total Fees	$ 117,000	$ 52,000

__________

(1)
Audit fees consisted of professional services performed in connection with the audit of our financial statements and review of our financial statements included in our Forms 10-Q, our Form 10-K and our Registration Statement on Form S-11.

(2)	Fees related to consultations concerning financial accounting and reporting standards.

(3)	Tax fees consisted principally of assistance with matters relating to tax preparation and tax advice.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

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

United Development Funding III, L.P.

March 31, 2008                                                                                     By:  /s/ Hollis M. Greenlaw

Hollis M. Greenlaw

President and Chief Executive Officer of UMTH Land Development, L.P., sole general partner of the Registrant and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 31, 2008                                                                                     By:  /s/ Hollis M. Greenlaw

Hollis M. Greenlaw

President and Chief Executive Officer of UMTH Land Development, L.P., sole general partner of the Registrant and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.

(Principal Executive Officer)

March 31, 2008                                                                                     By: /s/ Cara D. Obert

Cara D. Obert

Chief Financial Officer of UMTH Land Development, LP, sole general partner of the Registrant

(Principal Financial Officer and Principal Accounting Officer)

March 31, 2008                                                                                     By:  /s/ Theodore F. Etter

Theodore F. Etter

Executive Vice President of UMTH Land Development, L.P., sole General Partner of the Reigstrant and Chairman of the Board of UMT Services, Inc., sole general partner of UMTH Land Development, L.P., sole general partner of the Registrant

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                                               F-2

Audited Financial Statements:

Balance Sheets                                                                                                                   F-3

Statements of Operations                                                                                                   F-4

Statements of Changes in Partners’ Capital                                                                    F-5

Statements of Cash Flows                                                                                                  F-6

Notes to Financial Statements                                                                                         F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
United Development Funding III, L.P.

We have audited the accompanying balance sheets of United Development Funding III, L.P. (the “Partnership”) as of December 31, 2007 and 2006 and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2007 and 2006 and the period from June 13, 2005 (Inception) through December 31, 2005.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Development Funding III, L.P. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and the period from June 13, 2005 (Inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
March 31, 2008

UNITED DEVELOPMENT FUNDING III, L.P.
BALANCE SHEETS

	December 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$586,642	$672,107
Restricted cash	665,174	588,516
Accrued interest receivable – related party	676,716	6,241
Mortgage notes receivable, net	76,858,885	11,422,063
Mortgage notes receivable – related party, net	23,190,872	6,328,010
Partnership interest subscriptions receivable	100	100
Deferred offering costs	2,605,788	2,047,133
Other assets	508,256	167,484

Total assets	$105,092,433	$21,231,654

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$37,253	$2,413
Accrued liabilities	86,668	66,927
Accrued liabilities – related party	2,892,774	2,238,805
Escrow payable	665,174	588,516
Line-of-credit	2,325,028	6,436,402

Total liabilities	6,006,897	9,333,063

Commitments and contingencies	-	-

Partners’ Capital:
Limited partners’ capital: 17,500,000 units authorized;
5,509,316 units issued and outstanding at
December 31, 2007 and 661,191 units issued and
outstanding at December 31, 2006	98,978,590	11,879,843
General partner’s capital	106,946	18,748

Total partners’ capital	99,085,536	11,898,591

Total liabilities and partners’ capital	$105,092,433	$21,231,654

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF OPERATIONS

			Period From
			June 13, 2005
			(Inception)
	Year Ended	Year Ended	Through
	December 31, 2007	December 31, 2006	December 31, 2005

Revenues:
Interest income	$7,770,250	$317,507	$-
Credit enhancement fees - related party	595,587	75,571	-
Mortgage and transaction service revenues	705,478	66,190	-
Total revenues	9,071,315	459,268	-

Expenses:
Interest expense	256,495	4,425	-
General and administrative	1,589,525	126,444	-
Total expenses	1,846,020	130,869	-

Net income	$7,225,295	$328,399	$-

Earnings allocated to limited partners	$6,475,262	$294,310	$-

Earnings per limited partnership unit,
basic and diluted	$2.25	$2.27	$-

Weighted average limited partnership
units outstanding	2,875,815	129,608	-

Distributions per weighted average limited
partnership units outstanding	$1.70	$0.77	$-

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

For the Period from June 13, 2005 (Inception) Through December 31, 2005 and the Years Ended December 31, 2006 and 2007

	General	Limited	Limited	Total
	Partner's	Partners'	Partners'	Partners'
	Capital	Units	Capital	Capital

Balance at June 13, 2005 (Inception)	$-	-	$-	$-

Partnership interest subscriptions at Inception	100	-	900	1,000

Balance at December 31, 2005	100	-	900	1,000

Contributions, net of offering costs of $1,538,599	-	659,476	11,650,926	11,650,926

Redemption of initial limited partner's interest	-	-	(900)	(900)

Distributions	(15,441)	-	(99,698)	(115,139)

Distribution reinvestment	-	1,715	34,305	34,305

Net income	34,089	-	294,310	328,399

Balance at December 31, 2006	18,748	661,191	11,879,843	11,898,591

Contributions, net of offering costs of $11,441,818	-	4,770,226	83,962,948	83,962,948

Distributions	(661,835)	-	(4,897,445)	(5,559,280)

Distribution reinvestment	-	77,899	1,557,982	1,557,982

Net income	750,033	-	6,475,262	7,225,295

Balance at December 31, 2007	$106,946	5,509,316	$98,978,590	$99,085,536

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF CASH FLOWS
			Period From
			June 13, 2005
	Year	Year	(Inception)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2007	2006	2005
Operating Activities
Net income	$7,225,295	$328,399	$-
Adjustment to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	77,702	-	-
Amortization	59,801	-	-
Changes in operating assets and liabilities:
Accrued interest receivable - related party	(670,475)	(6,241)	-
Other assets	(400,573)	(167,484)	-
Accounts payable	34,840	2,413	-
Accrued liabilities	19,741	66,927	-
Net cash provided by operating activities	6,346,331	224,014	-

Investing Activities
Investment in mortgage notes receivable	(88,386,449)	(11,422,063)	-
Investment in mortgage notes receivable - related party	(26,360,001)	(6,328,010)	-
Receipts from mortgage notes receivable	22,871,925	-	-
Receipts from mortgage notes receivable - related party	9,497,139	-	-
Net cash used in investing activities	(82,377,386)	(17,750,073)	-

Financing Activities
Net proceeds from (payments on) line-of-credit	(4,111,374)	6,436,402	-
Limited partner contributions	95,404,766	13,189,525	-
Limited partner distributions	(4,897,445)	(99,698)	-
Limited partner distribution reinvestment	1,557,982	34,305	-
General partner distributions	(661,835)	(16,341)	-
Partnership interest subscriptions receivable	-	900	-
Escrow payable	76,658	588,516	-
Restricted cash	(76,658)	(588,516)	-
Payments of offering costs	(11,441,818)	(1,538,599)	-
Payments of deferred offering costs	(558,655)	(1,599,368)	-
Accrued liabilities – related party	653,969	1,791,040	-
Net cash provided by financing activities	75,945,590	18,198,166	-

Net increase (decrease) in cash and cash equivalents	(85,465)	672,107	-
Cash and cash equivalents at beginning of period	672,107	-	-
Cash and cash equivalents at end of period	$586,642	$672,107	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$258,067	$-	$-
See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

A.           Nature of Business

United Development Funding III, L.P. (which may be referred to as the “Partnership,” “we,” “us,” “our” or “UDF III”) was organized on June 13, 2005 as a Delaware limited partnership.  Our principal business purpose is to originate, acquire, service, and otherwise manage, either alone or in association with others, a diversified portfolio of mortgage loans that are secured by real property or equity interests that hold real property already subject to other mortgages (including mortgage loans that are not first in priority and participation interests in mortgage loans) and to issue or acquire an interest in credit enhancements to borrowers, such as guaranties or letters of credit.  Our offices are located in Richardson, Texas.

Our general partner is UMTH Land Development, L.P., a Delaware limited partnership (“Land Development”) that is responsible for our overall management, conduct, and operation.  Our general partner has authority to act on our behalf in all matters respecting us, our business and our property.  The limited partners shall take no part in the management of our business or transact any business for us and shall have no power to sign for or bind us; provided, however, that the limited partners, by a majority vote and without the concurrence of the general partner, have the right to: (a) amend the Partnership Agreement governing the partnership, (b) dissolve the Partnership, (c) remove the general partner or any successor general partner, (d) elect a new general partner, and (e) approve or disapprove a transaction entailing the sale of all or substantially all of our real properties acquired by the Partnership.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes.  Actual results could differ from these estimates and assumptions.  We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At December 31, 2007 and 2006, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes monies held in escrow with respect to subscriptions for limited partnership units.

Mortgage Notes Receivable and Mortgage Notes Receivable – Related Party

Mortgage notes receivable and mortgage notes receivable – related party are recorded at the lower of cost or estimated net realizable value.  The mortgage investments are collateralized by land and related improvements to residential property owned by the borrowers and/or ownership interests of the borrower.  Currently, mortgage notes receivable have terms ranging from six to 60 months.  None of such mortgages are insured or guarantied by a federally owned or guarantied mortgage agency.  We originate and/or acquire all mortgage notes receivable and intend to hold the mortgage notes receivable for the life of the notes.

Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable and mortgage notes receivable – related party.  We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses.  We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  The following table summarizes the changes in the reserve for loans losses during the years ended December 31, 2007 and 2006:

	2007	2006
Balance, beginning of year	$ -	$ -
Provision for loan losses	77,700	-
Loans charged off	-	-
Balance, end of year	$ 77,700	$ -

Revenue Recognition

Interest income on mortgage notes receivable is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of December 31, 2007 and 2006, we were accruing interest on all mortgage notes receivable.

Credit enhancement fee - related party income is generated by a limited guaranty on behalf of an affiliate.  Such income is recognized on a monthly basis as collectibility is deemed probable.  As of December 31, 2007 and 2006, we were recognizing all credit enhancement fee income on our limited guaranty, further discussed in Note I.

We generate mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with Statement of Financial Accounting Standards (“SFAS”) 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes.  The Partnership also expenses an acquisition and origination fee of 3% of loan amount (“placement fee”) paid to the general partner to provide for processing and origination costs associated with mortgage notes receivable held by the Partnership on a straight-line basis over the expected life of such notes.  As of December 31, 2007 and 2006, approximately $346,000 and $31,000, respectively, of such net deferred fees have been offset against mortgage notes receivable. Approximately $291,000 of net deferred fees have been offset against mortgage notes receivable –  related party as of December 31, 2007.  No such deferred fees were offset against mortgage notes receivable – related party as of December 31, 2006.

Organization Costs and Offering Costs

In accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, the Partnership expenses organization costs as incurred.  Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt.  Offering costs related to raising capital from equity will be offset as a reduction of capital raised in partners’ capital.  Certain offering costs are currently being paid by the general partner.  As noted in Note J, these costs will be reimbursed to our general partner by the Partnership.

Cash Flow Distributions

Cash available for distributions represents the funds received by the Partnership from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by the Partnership to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with our Registration Statement on Form S-11, covering a public offering of our units of limited partnership interest (“the Offering”)).  Our general partner receives a monthly distribution for promotional and carried interest (see Note G) from the cash available for distributions.  Monthly distributions are currently paid to the limited partners at a 9.75% annualized return on a pro rata basis based on the number of days the limited partner has been invested in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general partner and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to the general partner and limited partners.  It is the intent of management to monitor and distribute any surplus on an annual basis.  As of December 31, 2007 and 2006, a surplus of retained earnings of $188,600 and $6,800, respectively, is included in the limited partners’ capital account.

Income Taxes

The Partnership is organized as a limited partnership for federal income tax purposes.  As a result, income or losses are taxable or deductible to the partners rather than at the partnership level; accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, we calculate the fair value of our assets and liabilities which qualify as financial instruments under this statement and include this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of cash equivalents, restricted cash, accrued interest receivable, accounts payable, accrued liabilities, and line-of-credit approximates the carrying amounts due to the relatively short maturity of these instruments.  The estimated fair value of mortgage notes receivable approximate the carrying amount since they bear interest at the market rate.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for us for the fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Partnership’s adoption of this standard on January 1, 2008 is limited to financial assets and liabilities. The Partnership does not believe the initial adoption of SFAS 157 will have a material effect on its financial condition or results of operations. However, we are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore, we have not yet determined the impact that it will have on the our financial statements upon full adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The Partnership is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on the Partnership’s results of operations or financial condition.

In December 2007, the FASB issued Statement No. 141R, Business Combinations, and Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Partnership will be required to apply the provisions of the new standards in the first quarter of 2009. Early adoption is not permitted for these new standards.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

C. Registration Statement

On May 15, 2006, the Offering was declared effective under the Securities Act of 1933, as amended.  The Offering covers up to 12,500,000 units of limited partnership interest at a price of $20 per unit and up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per unit.  On July 3, 2006,  our initial public subscribers were accepted as limited partners and the subscription proceeds from such initial public subscribers were released to us.  As of December 31, 2007, we had issued an aggregate of 5,509,316 units of limited partnership interest in the Offering, consisting of 5,429,702 units that have been issued to our limited partners in exchange for gross proceeds of approximately $108.6 million (approximately $95.6 million, net of costs associated with the Offering) and another 79,614 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $1.6 million.  As of December 31, 2006, we had issued an aggregate of 661,191 units of limited partnership interest in the Offering, consisting of 659,476 units that had been issued to our limited partners in exchange for gross proceeds of approximately $13.2 million (approximately $11.6 million, net of costs associated with the Offering), and another 1,715 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $34,300.

D.  Line-of-Credit

In December 2006, UDF III entered into a revolving credit facility (the “Revolving Credit Facility”) with Premier Bank, a Missouri banking association d/b/a Premier Bank of Texas, permitting us to borrow up to an aggregate outstanding principal amount of $10 million.  The Revolving Credit Facility is secured by a first priority lien upon all of the Partnership’s existing and future acquired assets.  The Revolving Credit Facility’s maturity date is December 29, 2008.  In consideration for the origination of the Revolving Credit Facility, we paid an origination fee in the amount of approximately $113,000, which is being amortized over the initial two year term of the Revolving Credit Facility.  The annual interest rate on the Revolving Credit Facility is equal to the prime rate of interest as quoted in the Wall Street Journal (7.25% at December 31, 2007 and 8.25% at December 31, 2006).  The Revolving Credit Facility requires that we comply with various covenants, including maintaining at least $5 million in eligible first lien promissory notes and maintaining, as of December 31, 2006, at least $7 million in aggregate partners’ equity and as of January 31, 2007, at least $10 million in aggregate partners’ equity.  As of December 31, 2007 and 2006, we had approximately $99.1 million and $11.9 million, respectively, in aggregate partners’ equity and were in compliance with the other operating covenants required by the Revolving Credit Facility.

If a default occurs, the Revolving Credit Facility may be declared due and payable immediately.  In such event, the bank may exercise any rights or remedies it may have, including foreclosure of the Partnership’s assets.  Any such event may materially impair the Partnership’s ability to conduct its business.

The Partnership intends to utilize the Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of Partnership units.  Proceeds from the sale of Partnership units will be used to repay the Revolving Credit Facility.  The Partnership intends to use the Revolving Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments.  As of December 31, 2007 and 2006, approximately $2.3 million and $6.4 million, respectively, was outstanding on the Revolving Credit Facility, and interest expense related to this was approximately $256,500 and $4,400 for the years ended December 31, 2007 and 2006, respectively.

E.  Partners’ Capital

As of December 31, 2007, we had issued an aggregate of 5,509,316 units of limited partnership interest in the Offering, consisting of 5,429,702 units that have been issued to our limited partners in exchange for gross proceeds of approximately $108.6 million (approximately $95.6 million, net of costs associated with the Offering), and another 79,614 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $1.6 million.  In addition to the monthly DRIP distributions, we also distributed approximately $3.3 million in cash during 2007, for total monthly distributions of approximately $5 million.  As of December 31, 2006, we had issued an aggregate of 661,191 units of limited partnership interest in the Offering, consisting of 659,476 units that have been issued to our limited partners in exchange for gross proceeds of approximately $13.2 million (approximately $11.6 million, net of costs associated with the Offering), and another 1,715 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $34,300.  In addition to the monthly DRIP distributions, we had also distributed approximately $64,500 in cash as of December 31, 2006, for total monthly distributions of approximately $99,700 as of December 31, 2006.  The initial limited partner’s interest of $900 was automatically redeemed upon the admission of limited partners to the Partnership on July 3, 2006.  Distributions to our general partner are more fully discussed in Notes G and J.

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

G.  Operational Compensation

The general partner receives acquisition and origination expenses and fees of 3% of the net amount available for investment in mortgages for fees and expenses associated with the selection and origination of mortgages, including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by the Partnership.  The general partner also receives mortgage servicing fees of 0.25% of the aggregate outstanding loan balance held by the Partnership for services rendered in connection with the servicing of Partnership loans.  In addition, the general partner receives a carried interest of 1% of Cash Available for Distribution, as defined below, and net proceeds from a capital transaction (or pro rata portion thereof) if the Partnership invests more than 82% but no more than 84.5% of the gross Offering proceeds in mortgage loans; an additional 1% of Cash Available for Distribution and net proceeds from a capital transaction (or pro rata portion thereof) if the Partnership invests more than 84.5% but not more than 86.5% of the gross Offering proceeds in mortgage loans; and an additional 1% of Cash Available for Distribution and net proceeds from a capital transaction (or pro rata portion thereof) for each additional 1% of additional investments in mortgages above 86.5% of the gross Offering proceeds.  Furthermore, prior to the receipt by the limited partners of a return of their net capital contributions and an 8% annual cumulative (non-compounded) return on their net capital contributions, the general partner receives an unsubordinated promotional interest of 10% of Cash Available for Distribution  After the limited partners receive a return of their net capital contributions and an 8% annual cumulative (non-compounded) return on their net capital contributions, the general partner will receive a subordinated promotional interest of 15% of remaining Cash Available for Distribution (including net proceeds from a capital transaction or pro rata portion thereof).

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

H.  Unit Redemption Program

Limited partners who have held their units for at least one year may request that the Partnership repurchase their units.  A limited partner wishing to have units repurchased must mail or deliver in writing a request to the Partnership indicating such desire.  The purchase price of repurchased units, except as described below for redemptions upon the death of a limited partner, will be equal to (i) 92% of the purchase price actually paid for any units held less than two years, (ii) 94% of the purchase price actually paid for any units held for at least two years but less than three years, (iii) 96% of the purchase price actually paid for any units held for at least three years but less than four years, (iv) 98% of the purchase price actually paid for any units held for at least four years but less than five years, and (v) the lesser of the purchase price actually paid for any units held at least five years or the then-current fair market value of the units as determined by the most recent annual valuation of units.  The purchase price for units redeemed upon the death of a limited partner will be the lesser of (i) the price the limited partner actually paid for the units or (ii) $20 per unit, limited to aggregate annual redemptions not to exceed 1% of units outstanding in the preceding 12-month period.

The Partnership intends to redeem units on a monthly basis and will not redeem in excess of 5% of the weighted average number of units outstanding during the 12-month period immediately prior to the date of redemption.  The general partner will determine from time to time whether the Partnership has sufficient excess cash from operations to repurchase units.  Generally, the cash available for redemption will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from the DRIP.  If the funds set aside for the unit redemption program are not sufficient to accommodate all requests, at such time, if any, when sufficient funds become available, pending request will be honored among all requesting limited partners as follows:  first, pro rata as to redemptions upon the death or disability of a limited partner; next, pro rata as to limited partners who demonstrate, in the discretion of the general partner, another involuntary exigent circumstance, such as bankruptcy; and, finally, pro rata as to other redemption requests.

I.  Commitments and Contingencies

In October 2006, UDF III entered into a limited guaranty effective as of September 1, 2006 for the benefit of United Mortgage Trust, a real estate investment trust organized under the laws of the state of Maryland, or its permitted successors and assigns (the “UDF III Guarantee”), and entered into a letter agreement with respect to a credit enhancement fee related to the UDF III Guarantee by and between United Development Funding, LP (“UDF I”), a Nevada limited partnership and related party, and UDF III (the “UDF III Credit Enhancement Fee Agreement”).  Pursuant to the UDF III Guarantee, the Partnership guaranteed the repayment of an amount up to $30 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDF I.  In exchange for that guarantee, and pursuant to the UDF III Credit Enhancement Fee Agreement, UDF I pays UDF III each month in arrears an amount equal to 0.25% of the maximum liability amount, which is included in credit enhancement fees – related party income.  The maximum liability amount is equal to the maximum amount of exposure pursuant to the UDF III Guarantee; provided, that (i) on or before December 31, 2006, in no event shall the maximum liability amount for the purposes of the payment of the credit enhancement fee be less than $5 million, and (ii) if the amount of net proceeds raised by UDF III in connection with the Offering exceeds $5 million on the date of calculation, then the maximum liability amount for the purposes of the payment of the credit enhancement fee shall not exceed the amount of net proceeds so raised through such date.  In addition, the guarantee is reduced $1.00 for every $1.00 by which the total partners’ equity in UDF I exceeds $30 million.  As of December 31, 2007 and 2006, UDF I total partners’ equity was approximately $44.1 million and $33.5 million, respectively; thus the exposure under the UDF III Guarantee as of December 31, 2007 and 2006 was approximately $15.9 million and $26.5 million, respectively.

The Partnership has no other contingencies.  There are approximately $75.7 million and $6.8 million of commitments to be funded under the terms of mortgage notes receivable as of December 31, 2007 and 2006, respectively.

J.  Related Party Transactions

Our general partner and certain of its affiliates receive fees in connection with the Offering and in connection with the acquisition and management of the assets and reimbursement of costs of the Partnership.

UDF III commenced active operations after accepting initial public subscribers as limited partners in connection with the Offering on July 3, 2006.  No fees or reimbursement of costs were paid to our general partner prior to July 3, 2006.

Our general partner  receives 1.5% of the gross Offering proceeds (excluding proceeds from the DRIP) for reimbursement of organization and Offering expenses.  The Partnership has a related party payable to Land Development of approximately $2.6 million and $2 million as of December 31, 2007 and 2006, respectively, for organization and Offering costs paid by Land Development related to the Offering.

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

The Partnership pays wholesaling fees of up to 1.2% of the gross Offering proceeds (excluding proceeds from sales under the DRIP) to IMS Securities, Inc., an unaffiliated third party.  From such amount, IMS Securities, Inc. reallows up to 1% of the gross Offering proceeds to wholesalers that are employed by an affiliate of the general partner.  The Partnership reimburses the general partner for such wholesaling fees paid on behalf of the Partnership.

Our general partner currently receives a promotional interest equal to 10% of cash available for distribution prior to the return to the limited partners of all of their capital contributions plus an 8% annual cumulative (non-compounded) return on their net capital contributions.  After the limited partners receive a return of their net capital contributions and an 8% annual cumulative (non-compounded) return on their net capital contributions, the general partner will receive a subordinated promotional interest of 15% of remaining cash available for distribution (including net proceeds from a capital transaction or pro rata portion thereof).

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

For services rendered in connection with the servicing of UDF III’s loans, UDF III pays a monthly mortgage servicing fee to our general partner equal to one-twelfth of 0.25% of our aggregate outstanding development mortgage notes receivable balance as of the last day of the month.  Such fees are included in general and administrative expenses.

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

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the years ended December 31, 2007 and 2006:

		For the Years Ended
		December 31,
Payee	Purpose	2007	2006
Land Development
	Organization &
	Offering Expenses	$ 1,430,000	$ 197,800
	Bona Fide Due Diligence Fees	477,000	65,900
	Wholesaler Reimbursement	213,000	111,300
	Acquisition & Origination
	Expenses and Fees	2,900,000	317,000
	Promotional Interest	590,000	13,500
	Carried Interest	87,000	2,000
	Mortgage Servicing Fee	140,000	8,100
Funding Services
	Marketing Support Fees	1,200,000	105,500

In December 2006, the Partnership originated a secured promissory note to UDF I in the principal amount of approximately $6.9 million.  In connection with the origination of this promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF I’s obligations under the note are secured by a first lien deed of trust filed on 190 developed single-family home lots located in Thornton, Colorado.  The note bears interest at a base rate equal to 12% per annum and interest payments are due monthly.  The note matures on June 21, 2007.  During 2007 and 2006, UDF III had recognized $750,000 and $6,200, respectively, of interest income related to this note, of which approximately $628,000 and $6,200 is included in accrued interest receivable as of December 31, 2007 and 2006, respectively.

In January 2007, we originated a secured promissory note to OU Land Acquisition II, L.P., a Texas limited partnership of which UDF I has a 50% partner interest, in the principal amount of approximately $1.6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears interest at a rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 101 acres of land located in Texas and is payable on June 14, 2010.  During 2007, we had recognized approximately $201,000 of interest income related to this note.

In March 2007, we originated a secured promissory note to Buffington JV Fund II, Ltd. (“Buff JV”), a Texas limited partnership of which UDF I has a 50% partner interest, in the principal amount of approximately $5.3 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 13% per annum and is payable on June 30, 2009, is collateralized by a pledge of the 1% ownership interests from Buffington JV Fund Management, LLC, a Texas limited liability company and the general partner of Buff JV, and a pledge of the 49% ownership interests from Buffington Asset Group, Ltd., a Texas limited partnership and a limited partner of Buff JV.  During 2007, we had recognized approximately $451,000 of interest income related to this note.

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6.4 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and is payable on September 4, 2010.  During 2007, we had recognized approximately $290,000 of interest income related to this note.

In November 2007, we originated a secured promissory note to United Development Funding X, L.P. (“UDF X”) a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2012.  During 2007, we had recognized approximately $98,000 of interest income related to this note, of which approximately $3,000 is included in accrued interest receivable.

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 12% per annum, is collateralized by a second lien deed of trust on 255 finished lots and 110 acres of land in Texas and is payable on December 28, 2010.  As of December 31, 2007, we had recognized approximately $1,600 of interest income related to this note.

An affiliate of Land Development serves as the advisor to United Mortgage Trust.  Land Development serves as the asset manager of UDF I.

During 2007 and 2006, we had recognized approximately $596,000 and $76,000, respectively, as credit enhancement fees – related party, as further discussed in Note I.

K.  Subsequent Events

UDF I has negotiated the release of the UDF III Guarantee and, subject to the approval of the United Mortgage Trust Board of Trustees, this limited guaranty will be terminated and our contingent repayment obligation  relieved effective January 1, 2008.

L.  Concentration of Credit Risk

Financial instruments that potentially expose the Partnership to concentrations of credit risk are primarily temporary cash equivalents, mortgage notes receivable, and mortgage notes receivable – related party.  The Partnership maintains deposits in financial institutions that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2007 and 2006, the Partnership had balances exceeding the FDIC insurance limits by approximately $1.4 million and $1.3 million, respectively.

At December 31, 2007 and 2006, 91% and 72%, respectively, of the Partnership’s mortgage investments were secured by property located in Texas. All of the Partnership’s  mortgage investments are in the United States.

M.  Quarterly Financial Data (Unaudited)

Selected quarterly financial data (unaudited) for the years ended December 31, 2007 and 2006 is set forth below:

				Net Income Per
			Net Income Allocated to	Limited Partnership	Weighted Average Units
	Revenues	Net Income	Limited Partners	Unit Basic/Diluted	Outstanding
2007
First quarter	$1,042,189	$772,591	$692,394	$0.69	1,001,588
Second quarter	1,827,913	1,400,179	1,254,829	0.58	2,157,755
Third quarter	2,574,989	2,122,462	1,902,140	0.54	3,497,625
Fourth quarter	3,626,224	2,930,063	2,625,899	0.55	4,797,741
For the year	$9,071,315	$7,225,295	$6,475,262	$2.25	2,875,815

2006
First quarter	$-	$-	$-	$-	-
Second quarter	-	-	-	-	-
Third quarter	99,394	67,481	60,008	0.51	117,858
Fourth quarter	359,874	260,918	234,302	0.58	403,575
For the year	$459,268	$328,399	$294,310	$2.27	129,608

Index to Exhibits
Exhibit Number	Description
3.1
Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit B to prospectus of the Registrant filed pursuant to Rule 424(b)(3) on May 18, 2006)

3.2
Certificate of Limited Partnership of Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on August 26, 2005)

4.1	Subscription Agreement (previously filed in and incorporated by reference to Exhibit C to Supplement No.5 to prospectus of the Registrant filed pursuant to Rule 424(b)(3), filed on December 21, 2007)
10.1
Form of Escrow Agreement between the Registrant and Coppermark Bank (previously filed in and incorporated by reference to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on February 10, 2006)

10.2	Distribution Reinvestment Plan (previously filed in and incorporated by reference to Exhibit D to prospectus of the Registrant filed pursuant to Rule 424(b)(3), filed on May 18, 2006)
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

10.21	Secured Promissory Note by Buffington Hidden Lakes, LTD for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-K filed on April 2, 2007)
10.22
Continuing Unconditional Guaranty by Buffington Hidden Lakes GP, Inc. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-K filed on April 2, 2007)

10.23
Letter of engagement between UMTH Funding Services, L.P. and United Development Funding III, L.P. regarding arrangement of financing and financial advising (previously filed in and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on April 30, 2007)

10.24
Note Purchase, Assignment and Assumption Agreement by and between McDougal Family Partnership, LTD. and United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on May 15, 2007)

10.25	Secured Line of Credit Promissory Note by United Development Funding X, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2007)
10.26	Security Agreement by United Development Funding X, L.P. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2007)
10.27
Continuing Unconditional Guaranty by UMT Holdings, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2007)

10.28
Fairness opinion with respect to Secured Line of Credit Promissory Note by United Development Funding X, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2007)

10.29 (1)	Secured Promissory Note by Buffington Hidden Lakes, LTD for the benefit of United Development Funding III, L.P.
10.30 (1)	Continuing Unconditional Guaranty by Buffington Hidden Lakes GP, Inc. for the benefit of United Development Funding III, L.P.
31.1 (1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2 (1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1(2)	Section 1350 Certifications

_________________

(1)	Filed herewith.

(2)
Furnished herewith.  In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.