Form 10-K/A
period 2007-12-31
United Development Funding III, LP
filed 2008-04-02
CIK 1335732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This report on Form 10-K/A is filed to amend and restate Item 15 of our Form 10-K filed on March 31, 2008 (the “Initial Report”) in order to correct the Exhibit Index by deleting Exhibits 10.29 and 10.30, which were each listed twice in the Exhibit Index of the Initial Report and were each previously filed in and incorporated by reference to our Form 10-K filed on April 2, 2007.  This report on Form 10-K/A includes the complete text of Item 15 and a revised Exhibit Index.

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

United Development Funding III, L.P.

April 2, 2008                                                                                     By:  /s/ Hollis M. Greenlaw

Hollis M. Greenlaw

President and Chief Executive Officer of UMTH Land Development, L.P., sole general partner of the Registrant, and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.

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
10.15
Security Agreement by Centurion Acquisitions, L.P. and Pars Investment Inc., for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed November 21, 2006)

10.16
Continuing Unconditional Guaranty by Pars Investment Inc. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed November 21, 2006)

10.17
Loan and Security Agreement between United Development Funding III, L.P., as borrower, and Premier Bank, as lenders, (previously filed in and incorporated by reference to Form 8-K filed January 3, 2007)

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (previously filed in and incorporated by reference to Form 10-K filed on March 31, 2008)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (previously filed in and incorporated by reference to Form 10-K filed on March 31, 2008)

31.3 (1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer with respect to the Form 10-K/A

31.4 (1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer with respect to the Form 10-K/A

32.1 (2)	Section 1350 Certifications (previously furnished in and incorporated by reference to Form 10-K filed on March 31, 2008)

(1)	Filed herewith.

(2)
Previously furnished in and incorporated by reference to Form 10-K filed on March 31, 2008.  In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.