Form 10-Q
period 2008-03-31
United Development Funding III, LP
filed 2008-05-15
CIK 1335732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-53159
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

Large accelerated filer ☐                                                                                                                                                 Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)                                                                         Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-Q
Quarter Ended March 31, 2008

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING III, L.P.
BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets:
Cash and cash equivalents	$9,364,580	$586,642
Restricted cash	1,996,183	665,174
Accrued interest receivable – related party	627,295	676,716
Mortgage notes receivable, net	81,289,495	76,858,885
Mortgage notes receivable – related party, net	38,425,152	23,190,872
Partnership interest subscriptions receivable	100	100
Deferred offering costs	1,979,328	2,605,788
Other assets	1,325,942	508,256

Total assets	$135,008,075	$105,092,433

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$142,065	$37,253
Accrued liabilities	106,704	86,668
Accrued liabilities – related party	2,347,573	2,892,774
Escrow payable	1,996,183	665,174
Line of credit	-	2,325,028

Total liabilities	4,592,525	6,006,897

Commitments and contingencies	-	-

Partners’ Capital:
Limited partners’ capital: 17,500,000 units authorized;
7,257,350 units issued and outstanding at
March 31, 2008 and 5,509,316 units issued and
outstanding at December 31, 2007	130,287,846	98,978,590
General partner’s capital	127,704	106,946

Total partners’ capital	130,415,550	99,085,536

Total liabilities and partners’ capital	$135,008,075	$105,092,433

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Interest income	$3,922,915	$813,219
Credit enhancement fees – related party	-	142,187
Mortgage and transaction service revenues	281,831	86,783
Total revenues	4,204,746	1,042,189

Expenses:
Interest expense	1,500	100,746
General and administrative	682,854	168,852
Total expenses	684,354	269,598

Net income	$3,520,392	$772,591

Earnings allocated to limited partners	$3,156,308	$692,394

Earnings per limited partnership unit, basic and diluted	$0.51	$0.69

Weighted average limited partnership units outstanding	6,193,417	1,001,588

Distributions per weighted average limited partnership units outstanding	$0.44	$0.10

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating Activities

Net income	$3,520,392	$772,591
Adjustment to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	39,229	8,132
Amortization	15,016	14,693
Changes in operating assets and liabilities:
Accrued interest receivable – related party	49,421	(163,954)
Other assets	(832,702)	942
Accounts payable	104,812	(569)
Accrued liabilities	20,036	(23,540)
Net cash provided by operating activities	2,916,204	608,295

Investing Activities
Investments in mortgage notes receivable	(5,144,738)	(14,414,781)
Investments in mortgage notes receivable – related party	(16,730,582)	(2,440,200)
Receipts from mortgage notes receivable	674,899	72,979
Receipts from mortgage notes receivable – related party	1,496,302	85,786
Net cash used in investing activities	(19,704,119)	(16,696,216)

Financing Activities
Net proceeds from (payments on) line of credit	(2,325,028)	917,344
Limited partner contributions	34,168,376	14,646,170
Limited partner distributions	(2,746,949)	(276,292)
Limited partner distribution reinvestment	945,176	78,618
Limited partner redemption	(145,250)	-
General partner distributions	(343,327)	(18,648)
Escrow payable	1,331,009	783,354
Restricted cash	(1,331,009)	(783,354)
Payments of offering costs	(4,068,404)	(259,871)
Payments of deferred offering costs	626,460	-
Accrued liabilities – related party	(545,201)	543,206
Net cash provided by financing activities	25,565,853	15,630,527

Net increase (decrease) in cash and cash equivalents	8,777,938	(457,394)
Cash and cash equivalents at beginning of period	586,642	672,107

Cash and cash equivalents at end of period	$9,364,580	$214,713
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$-	$105,171

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

B. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and with Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change to the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with the financial statements filed in our most recent Annual Report.  In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of March 31, 2008, operating results for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007.  Operating results and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value.  SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice.  The requirements of SFAS 157 are first effective for us for the fiscal year beginning January 1, 2008.  However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year.  Accordingly, the Partnership’s adoption of this standard on January 1, 2008 is limited to financial assets and liabilities.  The Partnership’s adoption of SFAS 157 has not had a material impact on the financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates.  The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings.  The Partnership’s adoption of SFAS 159 has not had a material impact on the Partnership’s results of operations or financial condition.

Reclassification

Certain prior year amounts have been reclassified to conform to current presentation.

C. Registration Statement

On May 15, 2006, our Registration Statement on Form S-11, covering a public offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit (the “Offering”), was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (“DRIP”) at a price of $20 per unit.  As of March 31, 2008, we had issued an aggregate of 7,257,350 units of limited partnership interest in the Offering, consisting of 7,137,740 units that have been issued to our limited partners pursuant to our primary offering in exchange for gross proceeds of approximately $142.8 million (approximately $125.7 million, net of costs associated with the Offering) and 126,873 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross process of approximately $7.1 million, minus 7,263 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $145,000.  As of December 31, 2007, we had issued an aggregate of 5,509,316 units of limited partnership interest in the Offering, consisting of 5,429,702 units that had been issued to our limited partners pursuant to our primary offering in exchange for gross proceeds of approximately $108.6 million (approximately $95.6 million, net of costs associated with the Offering) and another 79,614 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $1.6 million.

D.  Line of Credit

In December 2006, we entered into a revolving credit facility (the “Revolving Credit Facility”) with Premier Bank, a Missouri banking association d/b/a Premier Bank of Texas, permitting us to borrow up to an aggregate outstanding principal amount of $10 million.  The Revolving Credit Facility is secured by a first priority lien upon all of the Partnership’s existing and future acquired assets.  The Revolving Credit Facility’s maturity date is December 29, 2008.  In consideration for the origination of the Revolving Credit Facility, we paid an origination fee in the amount of approximately $113,000, which is being amortized over the initial two-year term of the Revolving Credit Facility.  The annual interest rate on the Revolving Credit Facility is equal to the prime rate of interest as quoted in the Wall Street Journal (5.25% at March 31, 2008 and 7.25% at December 31, 2007), payable monthly.  The Revolving Credit Facility requires that we comply with various covenants, including maintaining at least $5 million in eligible first lien promissory notes and maintaining, as of December 31, 2006, at least $7 million in aggregate partners’ equity and, as of January 31, 2007, at least $10 million in aggregate partners’ equity.  As of March 31, 2008 and December 31, 2007, the Partnership had approximately $130.4 million and $99.1 million, respectively, in aggregate partners’ equity and was in compliance with the other operating covenants required by the Revolving Credit Facility.

If a default occurs, the Revolving Credit Facility may be declared due and payable immediately.  In such event, Premier Bank may foreclose on our assets or exercise any other rights or remedies it may have, including foreclosure of our assets.  Any such event may materially impair our ability to conduct business.

We intend to utilize the Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of our units.  Certain proceeds from the sale of our units are used to repay the Revolving Credit Facility.  We intend to use the Revolving Credit Facility as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  As of March 31, 2008, no balance was outstanding on the Revolving Credit Facility, and interest expense related to the borrowings under this facility was approximately $1,500 and $100,700 for the three months ended March 31, 2008 and 2007, respectively.

E.  Partners’ Capital

As of March 31, 2008, we had accepted subscriptions for 7,137,740 units of limited partnership interest pursuant to the primary offering portion of the Offering, which represented gross proceeds of approximately $142.8 million to us.  Monthly limited partners’ distributions for three months ended March 31, 2008 totaled approximately $2.7 million, consisting of approximately $1.8 million paid in cash and approximately $945,000 distributed in the form of 47,259 limited partnership units issued in accordance with our DRIP, pursuant to which limited partners may elect to have a portion of their distributions from us reinvested in additional units.  We had repurchased approximately $145,000 in the form of 7,263 units of limited partnership as of March 31, 2008.  As of December 31, 2007, we had issued an aggregate of 5,509,316 units of limited partnership interest in the Offering, consisting of 5,429,702 units that have been issued to our limited partners pursuant to the primary offering in exchange for gross proceeds of approximately $108.6 million (approximately $95.6 million, net of costs associated with the Offering), and another 79,614 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $1.6 million.  In addition to the monthly DRIP distributions, we also distributed approximately $3.3 million in cash during 2007, for total monthly distributions of approximately $5 million. Distributions to our general partner are more fully discussed in Note G.

F.  Commitments and Contingencies

In October 2006, UDF III entered into a limited guaranty effective as of September 1, 2006 for the benefit of United Mortgage Trust, an affiliated real estate investment trust organized under the laws of the state of Maryland, or its permitted successors and assigns (the “UDF III Guarantee”), and entered into a letter agreement with respect to a credit enhancement fee related to the UDF III Guarantee by and between United Development Funding, L.P. (“UDF I”), a Nevada limited partnership and related party, and UDF III (the “UDF III Credit Enhancement Fee Agreement”).  Pursuant to the UDF III Guarantee, the Partnership guaranteed the repayment of an amount up to $30 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDF I.  In exchange for that guarantee, and pursuant to the UDF III Credit Enhancement Fee Agreement, UDF I pays UDF III each month in arrears an amount equal to 0.25% of the maximum liability amount, which is included in credit enhancement fees – related party income.  UDF I negotiated the release of the UDF III Guarantee effective January 1, 2008.  See Note H for further discussion.

An affiliate of our general partner serves as the advisor to United Mortgage Trust.  In addition, our general partner serves as the asset manager for UDF I.

The Partnership has no other outstanding debt or contingent payment obligations, other than certain loan guaranties or letters of credit that we may make to or for the benefit of third-party lenders.  There are approximately $75.2 million of commitments to be funded under the terms of mortgage notes receivable as of March 31, 2008.  Included in such amount is approximately $62.3 million of commitments for mortgage notes receivable – related party.  As of December 31, 2007, there are approximately $75.7 million of commitments to be funded under the terms of mortgage notes receivable.  Included in such amount is approximately $65.8 million of commitments for mortgage notes receivable – related party.

G. Related Party Transactions

Our general partner, Land Development, and certain of its affiliates receive fees in connection with the Offering and in connection with the acquisition and management of our assets.  Land Development also receives reimbursement of certain costs of the Partnership.

Land Development receives up to 1.5% of the gross offering proceeds (excluding proceeds from our DRIP) for reimbursement of organization and offering expenses.  We have a related party payable to Land Development of approximately $2.0 million and $2.6 million as of March 31, 2008 and December 31, 2007, respectively, for organization and offering costs paid by Land Development related to the Offering.

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

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the three months ended March 31, 2008 and 2007:

		For the Three Months Ended
Payee	Purpose	March 31, 2008	March 31, 2007
Land Development
	Organization &
	Offering Expenses	$512,200	$248,600
	Due Diligence Fees	171,700	82,900
	Wholesaler Reimbursement	26,400	111,000
	Acquisition & Origination
	Expenses and Fees	901,200	376,500
	Promotional Interest	299,300	16,300
	Carried Interest	44,000	2,400
	Mortgage Servicing Fee	68,100	16,400
Funding Services
	Marketing Support Fees	453,100	159,400

In December 2006, the Partnership originated a secured promissory note to UDF I in the principal amount of approximately $6.9 million.  In connection with the origination of this promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF I’s obligations under the note are secured by a first lien deed of trust filed on 190 developed single-family home lots located in Thornton, Colorado.  The note bears interest at a base rate equal to 12% per annum and interest payments are due monthly.  The note matures on December 31, 2008.  For the three months ended March 31, 2008 and 2007, UDF III had recognized approximately $208,000 and $185,000, respectively, of interest income related to this note.

In January 2007, we originated a secured promissory note to OU Land Acquisition II, L.P., a Texas limited partnership of which UDF I has a 50% partner interest, in the principal amount of approximately $1.6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears interest at a rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 101 acres of land located in Texas and is payable on June 14, 2010.  For the three months ended March 31, 2008 and 2007, we had recognized approximately $57,000 and $45,000, respectively, of interest income related to this note.

In March 2007, we originated a secured promissory note to Buffington JV Fund II, Ltd. (“Buff JV”), a Texas limited partnership of which UDF I has a 50% partner interest, in the principal amount of approximately $5.3 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 13% per annum and is payable on June 30, 2009, is collateralized by a pledge of the 1% ownership interests from Buffington JV Fund Management, LLC, a Texas limited liability company and the general partner of Buff JV, and a pledge of the 49% ownership interests from Buffington Asset Group, Ltd., a Texas limited partnership and a limited partner of Buff JV.  For the three months ended March 31, 2008, we had recognized approximately $260,000 of interest income related to this note.  No interest income had been recognized for the three months ended March 31, 2007.

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6.4 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and is payable on September 4, 2010.  For the three months ended March 31, 2008, we had recognized approximately $83,000 of interest income related to this note.

In November 2007, we originated a secured promissory note to United Development Funding X, L.P. (“UDF X”), a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2012.  For the three months ended March 31, 2008, we had recognized approximately $72,000 of interest income related to this note.

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 12% per annum, is collateralized by a second lien deed of trust on 255 finished lots and 110 acres of land in Texas and is payable on December 28, 2010.  For the three months ended March 31, 2008, we had recognized approximately $151,000 of interest income related to this note.

As of March 31, 2007, we had recognized approximately $142,000 as credit enhancement fees – related party.  As discussed below in Note H, this credit enhancement was released effective January 1, 2008, thus, no such credit enhancement fees – related party have been recognized for the three months ended March 31, 2008.

On April 25, 2007, we entered into a letter of engagement with Funding Services.  Pursuant to this letter of engagement, we have agreed to pay Funding Services a debt financing fee of 1% of the amount made available to us pursuant to the origination, extension or amendment of any line of credit or other debt financing procured for us by Funding Services.  In no event will such debt financing fee be paid more than once in respect of the same debt financing.  As of March 31, 2008, no debt placement has been procured by Funding Services and no debt financing fees have been paid.

H. Subsequent Events

In April 2008, UDF I negotiated the release of the UDF III Guarantee.  This limited guaranty was terminated and our contingent repayment obligation relieved effective January 1, 2008.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, development costs that may exceed estimates, development delays, increases in interest rates, residential lot take down or purchase rates or inability to sell residential lots experienced by our borrowers, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission, and the discussion of material trends affecting our business elsewhere in this report.

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

Revenue Recognition

Interest income on the mortgage notes receivable is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of March 31, 2008 and 2007, we were accruing interest on all mortgage notes receivable.

Credit enhancement fee – related party income is generated by a limited guaranty agreement with United Mortgage Trust, an affiliate of our general partner, whereby we agree to guaranty the repayment of an amount up to $30 million with respect to a secured line of credit between United Mortgage Trust and UDF I, another affiliate of our general partner.  Such income is recognized on a monthly basis as collectibility is deemed probable as of March 31, 2007.  However, as of March 31, 2008, we were no longer recognizing credit enhancement fee – related party income on the limited guaranty as UDF I has negotiated the release of the UDF III Guarantee.  See “ – Off-Balance Sheet Arrangements” and “– Subsequent Events” below for further discussion.

The Partnership generates mortgage and transaction service revenues by originating mortgage notes receivable and other loans.  In accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, the Partnership defers recognition of income from nonrefundable commitment fees paid by the borrowers and recognizes such income on a straight-line basis over the expected life of such notes.  The Partnership also expenses a 3% acquisition and origination fee (“placement fee”) paid to the general partner to provide for processing and origination costs associated with mortgage notes receivable held by the Partnership on a straight-line basis over the expected life of such notes.  As of March 31, 2008 and December 31, 2007, approximately $627,000 and $637,000, respectively, of these net deferred fees have been offset against mortgage notes receivable.

Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable and mortgage notes receivable – related party.  We periodically perform detailed reviews of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses based on historical and current trends and other factors affecting credit losses.  We charge additions to the allowance for loan losses to current period earnings through the provision for loan losses.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  We exercise significant judgment in estimating the timing, frequency and severity of losses, which could materially affect the provision for loan losses and, therefore, net income.  As of March 31, 2008 and December 31, 2007, approximately $117,000 and $78,000, respectively, of allowance for loan losses have been offset against mortgage notes receivable.

Mortgage Notes Receivable and Mortgage Notes Receivable – Related Party

Mortgage notes receivable and mortgage notes receivable – related party are recorded at the lower of cost or estimated net realizable value.  The mortgage investments are collateralized by land and related improvements to residential property owned by the borrowers and/or the ownership interests of the borrower.  Currently, the mortgage notes receivable have a term ranging from three to 60 months.  None of such mortgages is insured or guarantied by a federally owned or guarantied mortgage agency.  We originate and/or acquire all mortgage notes receivable and intend to hold the mortgage notes receivable and other loans for the life of the notes.

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions are currently paid to the limited partners at a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners.  It is the intent of management to monitor and distribute such surplus, if any, on an annual basis.  As of March 31, 2008 and December 31, 2007, we had an approximately $176,000 deficit in retained earnings and $189,000 surplus in retained earnings, respectively, which is included in our limited partners’ capital account.

Results of Operations

The three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Revenues

Interest income for the three months ended March 31, 2008 and 2007 was approximately $3.9 million and $813,000, respectively.  The increase in interest income for the three months ended March 31, 2008 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) of approximately $119.7 million as of March 31, 2008, compared to $34.4 million as of March 31, 2007.

Credit enhancement fees – related party for the three months ended March 31, 2007 was approximately $142,000.  There were no such credit enhancement fees – related party for the three months ended March 31, 2008.  UDF I has negotiated the release of the UDF III Guarantee that was entered into in October 2006 for the benefit of United Mortgage Trust  (which is further discussed in “ – Off-Balance Sheet Arrangements” and “– Subsequent Events,” below).  There were no credit enhancement fees – related party prior to this transaction.

Mortgage and transaction service revenues for the three months ended March 31, 2008 and 2007 were approximately $282,000 and $87,000, respectively.  The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes.  The increase in mortgage and transaction service revenues for the three months ended March 31, 2008 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) of approximately $119.7 million as of March 31, 2008, compared to $34.4 million as of March 31, 2007.

We expect revenues to increase in the near future as we continue to raise proceeds from the Offering and invest proceeds in additional loans.

Expenses

Interest expense for the three months ended March 31, 2008 and 2007 was approximately $1,500 and $101,000, respectively.  Interest expense represents interest associated with the Revolving Credit Facility.  We utilize the Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of our units.  We use the Revolving Credit Facility as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  We entered into the Revolving Credit Facility in December 2006.

General and administrative expense for the three months ended March 31, 2008 and 2007 was approximately $683,000 and $169,000, respectively.  The increase in general and administrative expense primarily relates to increased costs associated with our directors’ and officers’ insurance premiums, placement fees, as well as legal and accounting fees.

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

   Cash Flow Analysis

Cash flows provided by operating activities for the three months ended March 31, 2008 were approximately $2.9 million and were comprised primarily of net income, offset slightly with other assets.  During the three months ended March 31, 2007, cash provided by operating activities was approximately $608,000 and was comprised primarily of net income, offset slightly with accrued interest receivable – related party.

Cash flows used in investing activities for the three months ended March 31, 2008 were approximately $19.7 million, resulting from the origination of mortgage notes receivable.  Cash flows for the three months ended March 31, 2007 were approximately $16.7 million, resulting from the origination of mortgage notes receivable.

Cash flows provided by financing activities for the three months ended March 31, 2008 were approximately $25.6 million, and were primarily the result of funds received from the issuance of limited partnership units, offset with payments of offering costs.  Cash flows provided by financing activities for the three months ended March 31, 2007 were approximately $15.6 million, and were primarily the result of funds received from the issuance of limited partnership units.

Our cash and cash equivalents were approximately $9.4 million and $215,000 as of March 31, 2008 and 2007, respectively.

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

10 Year Home Price Appreciation

Source: Office of Federal Housing Enterprise Oversight and Real Estate Center at Texas A&M University

As of March 31, 2008, substantially all of our loans, over 92% of our portfolio, were with respect to single-family residential development projects in Texas.  Our Texas loans were in the markets of Austin, Houston, Dallas, San Antonio and Lubbock.  Our remaining loans were made with respect to single-family residential development projects in Denver, Colorado (6% of our portfolio) and Kingman, Arizona (2%).

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

The Real Estate Center at Texas A&M University has reported that the sales of existing homes remain healthy in our Texas markets, as well.  The number of months of home inventory for sale in Austin, San Antonio, Houston, Dallas, Fort Worth and Lubbock is 4.2 months, 6.0 months, 6.0 months, 5.8 months, 5.8 months, and 5.4. months, respectively.  A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. As of December 2007, the number of existing homes sold year-to-date in (a) Austin is 27,974, down 7.6% year-on-year; (b) San Antonio is 23,820, down 9% year-on-year; (c) Houston is 77,581, down 4.2% year-on-year, (d) Dallas is 57,332, down 7.5% year-on-year, (e) Fort Worth is 11,415, down 4.6% year-on-year, and (f) Lubbock is 3,485, up 4.5% year-on-year.

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

Off-Balance Sheet Arrangements

In October 2006, we entered into the UDF III Guarantee, effective as of September 1, 2006, for the benefit of United Mortgage Trust, and entered into the UDF III Credit Enhancement Fee Agreement related to the UDF III Guarantee.  Pursuant to the UDF III Guarantee, we guarantied the repayment of an amount up to $30 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between United Mortgage Trust and UDF I.  In exchange for that guaranty, and pursuant to the UDF III Credit Enhancement Fee Agreement, UDF I pays UDF III each month in arrears an amount equal to 0.25% of the maximum liability amount, which is included in our commitment fee income.  UDF I has negotiated the release of the UDF III Guarantee effective January 1, 2008.  See “– Subsequent Events” below for further discussion.

Contractual Obligations

As of March 31, 2008, we had funded 32 loans, including five loans that have been repaid by the respective borrower in full, totaling approximately $154 million.  We have approximately $75.2 million of commitments to be funded under the terms of mortgage notes receivable, including $62.3 million of mortgage notes receivable – related party.  As of December 31, 2007, we had funded 32 loans, including five loans that have been repaid by the respective borrower in full, totaling approximately $132 million.  As of December 31, 2007, we had approximately $75.7 million of commitments to be funded under the terms of mortgage notes receivable, including $65.8 million of mortgage notes receivable – related party.

       Subsequent Events

In April 2008, UDF I negotiated the release of the UDF III Guarantee.  This limited guaranty was terminated and our contingent repayment obligation relieved effective January 1, 2008.

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

As of March 31, 2008, our mortgage notes receivable and mortgage notes receivable – related party of approximately $81.3 million and $38.4 million, respectively, were all at fixed interest rates, and thus, such mortgage notes receivable are not subject to change in future earnings, fair values or cash flows. As of December 31, 2007, our mortgage notes receivable and mortgage notes receivable – related party of approximately $76.9 million and $23.2 million, respectively, were all at fixed interest rates, and thus, such mortgage notes receivable are not subject to change in future earnings, fair values or cash flows.

We seek to mitigate our single-family lot and residential homebuilding market risk by closely monitoring economic, project market, and homebuilding fundamentals.  We review a variety of data and forecast sources, including public reports of homebuilders, mortgage originators and real estate finance companies; financial statements of developers; project appraisals; proprietary reports on primary and secondary housing market data, including land, finished lot, and new home inventory and prices and concessions, if any; and information provided by government agencies, the Federal Reserve Bank, the National Association of Home Builders, the National Association of Realtors, public and private universities, corporate debt rating agencies, and institutional investment banks regarding the homebuilding industry and the prices of and supply and demand for single-family residential homes

In addition, we further seek to mitigate our single-family lot and residential homebuilding market risk by assigning an asset manager to each mortgage note.  This asset manager is responsible for monitoring the progress and performance of the borrower and the project as well as assessing the status of the marketplace and value of our collateral securing repayment of our mortgage loan.

See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q for further discussion regarding our exposure to market risks.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Land Development, our general partner, including its principal executive officer and principal financial officer, evaluated, as of March 31, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of March 31, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

We did not have any unregistered sales of securities during the three months ended March 31, 2008.  On May 15, 2006, our Registration Statement on Form S-11 (Registration No. 333-127891), covering a public offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20 per unit.  The aggregate offering price for the units is $350 million.

The units are being offered by select members of the Financial Industry Regulatory Authority on a “best efforts” basis, which means the selling group members will only be required to use their best efforts to sell the units and have no firm commitment or obligation to purchase any of the units.  We admit, and intend to continue to admit, new investors at least monthly.

As of March 31, 2008, we had issued an aggregate of 7,257,350 units of limited partnership interest in the Offering, consisting of 7,137,740 units that have been issued to our limited partners pursuant to our primary offering in exchange for gross proceeds of approximately $142.8 million (approximately $125.7 million, net of costs associated with the Offering) and 126,873 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross process of approximately $7.1 million, minus 7,263 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $145,000.  The net offering proceeds to us, after deducting approximately $17.1 million of offering costs, are approximately $125.7 million.  Of the offering costs, approximately $5.0 million was paid to our general partner or affiliates of our general partner for organization and offering expenses and $12.1 million was paid to non-affiliates for selling commissions and other offering fees.  As of March 31, 2008, we had funded 32 loans, including five loans that have been repaid by the respective borrower in full, totaling approximately $154 million.  We have approximately $75.2 million of commitments to be funded under the terms of mortgage notes receivable, including $62.3 million of mortgage notes receivable – related party.  We paid our general partner approximately $3.8 million for acquisition and origination fee expenses associated with the mortgage notes receivable.

Unit Redemption Program

Our general partner has adopted a unit redemption program for our investors.  The purchase price for the redeemed units is set forth in the prospectus for the Offering, as supplemented.  Our general partner reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a limited partner or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend and/or reestablish our unit redemption program.  Under the terms of the program, we will not redeem in excess of 5% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of redemption.  Our general partner will determine from time to time whether we have sufficient excess cash from operations to repurchase units.  Generally, the cash available for redemption will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from our distribution reinvestment plan.  The following table sets forth information relating to units of limited partnership interest that have been repurchased during the quarter ended March 31, 2008:

2008	Total number of units of limited partnership interest repurchased	Average price paid per unit of limited partnership interest	Total number of units of limited partnership interest repurchased as part of publicly announced plan	Maximum number of units of limited partnership interest that may yet be purchased under the plan
January	2,750	$ 19.85	2,750	(1)
February	4,013	$ 18.40	4,013	(1)
March	500	$ 18.40	500	(1)
	7,263	$ 18.95	7,263	(1)

_____________________

(1)	A description of the maximum number of units of limited partnership interest that may be purchased under our redemption program is included in the narrative preceding this table.

Item 5.  Other Information.

None.

Item 6. Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Index to Exhibits attached hereto.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Development Funding III, L.P.

By:           UMTH Land Development, L.P.
                 Its General Partner

Dated:  May 15, 2008                                                                           By:           /s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer, and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.
(Principal Executive Officer)

By:           /s/ Cara D. Obert
Cara D. Obert
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number                                           Description

3.1
Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit B to prospectus dated May 15, 2006, filed pursuant to Rule 424(b)(3) on May 18, 2006)

3.2
Certificate of Limited Partnership of Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on August 26, 2005)

3.3
First Amendment to Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit B to Supplement No. 6 to prospectus dated May 15, 2006, contained within Post-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on April 29, 2008)

4.1
Subscription Agreement (previously filed in and incorporated by reference to Exhibit C to Supplement No. 6 to prospectus dated May 15, 2006, contained within Post-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on April 29, 2008)

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