Form 10-Q
period 2008-06-30
United Development Funding III, LP
filed 2008-08-14
CIK 1335732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐   No ☒

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-Q
Quarter Ended June 30, 2008

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING III, L.P.
BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets:
Cash and cash equivalents	$18,410,821	$586,642
Restricted cash	3,033,905	665,174
Accrued interest receivable	1,766,246	437,324
Accrued interest receivable – related party	231,571	676,716
Mortgage notes receivable, net	112,185,884	76,858,885
Mortgage notes receivable – related party, net	44,144,778	23,190,872
Partnership interest subscriptions receivable	100	100
Deferred offering costs	1,071,716	2,605,788
Other assets	32,510	70,932

Total assets	$180,877,531	$105,092,433

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$172,099	$37,253
Accrued liabilities	105,619	86,668
Accrued liabilities – related party	1,773,876	2,892,774
Escrow payable	1,411,990	665,174
Line of credit	-	2,325,028

Total liabilities	3,463,584	6,006,897

Commitments and contingencies	-	-

Partners’ Capital:
Limited partners’ capital: 17,500,000 units authorized;
9,916,821 units issued and outstanding at
June 30, 2008 and 5,509,316 units issued and
outstanding at December 31, 2007	177,257,148	98,978,590
General partner’s capital	156,799	106,946

Total partners’ capital	177,413,947	99,085,536

Total liabilities and partners’ capital	$180,877,531	$105,092,433

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Interest income	$5,102,717	$1,513,382	$9,025,632	$2,326,601
Credit enhancement fees – related party	-	154,207	-	296,394
Mortgage and transaction service revenues	500,859	160,324	782,690	247,107
Total revenues	5,603,576	1,827,913	9,808,322	2,870,102

Expenses:
Interest expense	-	91,523	1,500	192,269
General and administrative	1,068,819	336,211	1,751,671	505,063
Total expenses	1,068,819	427,734	1,753,171	697,332

Net income	$4,534,757	$1,400,179	$8,055,151	$2,172,770

Earnings allocated to limited partners	$4,062,688	$1,254,829	$7,218,996	$1,947,223

Earnings per limited partnership unit, basic and diluted	$0.48	$0.58	$0.98	$1.23

Weighted average limited partnership units outstanding	8,518,469	2,157,755	7,356,036	1,582,866

Distributions per weighted average limited partnership units outstanding	$0.46	$0.29	$0.91	$0.57

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating Activities

Net income	$8,055,151	$2,172,770
Adjustment to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	90,256	22,972
Amortization	29,688	29,383
Changes in operating assets and liabilities:
Accrued interest receivable	(1,328,922)	(23,902)
Accrued interest receivable – related party	445,145	(293,481)
Other assets	8,734	49,800
Accounts payable	134,846	(1,913)
Accrued liabilities	18,951	(48,443)
Net cash provided by operating activities	7,453,849	1,907,186

Investing Activities
Investments in mortgage notes receivable	(66,972,948)	(25,865,282)
Investments in mortgage notes receivable – related party	(36,669,059)	(5,775,015)
Receipts from mortgage notes receivable	31,555,692	116,850
Receipts from mortgage notes receivable – related party	15,715,153	85,786
Net cash used in investing activities	(56,371,162)	(31,437,661)

Financing Activities
Net proceeds from (payments on) line of credit	(2,325,028)	(2,421,544)
Limited partner contributions	86,552,893	37,459,147
Limited partner distributions	(6,696,013)	(908,110)
Limited partner distribution reinvestment	2,370,590	267,288
Limited partner redemption	(1,057,677)	-
General partner distributions	(786,302)	(190,420)
Escrow payable	746,816	1,554,805
Restricted cash	(2,368,731)	(1,554,805)
Payments of offering costs	(10,110,230)	(433,574)
Payments of deferred offering costs	1,534,072	-
Accrued liabilities – related party	(1,118,898)	302,501
Net cash provided by financing activities	66,741,492	34,075,288

Net increase (decrease) in cash and cash equivalents	17,824,179	4,544,813
Cash and cash equivalents at beginning of period	586,642	672,107

Cash and cash equivalents at end of period	$18,410, 821	$5,216,920
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$-	$196,694

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

B. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and with Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change to the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with the financial statements filed in our most recent Annual Report.  In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of June 30, 2008, operating results for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007.  Operating results and cash flows for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value.  SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice.  The requirements of SFAS 157 are first effective for us for the fiscal year beginning January 1, 2008.  However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year.  Accordingly, the Partnership’s adoption of this standard on January 1, 2008 is limited to financial assets and liabilities.  The Partnership’s adoption of SFAS 157 has not had a material impact on the Partnership’s financial condition or results of operations.

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

C. Registration Statement

On May 15, 2006, our Registration Statement on Form S-11, covering a public offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit (the “Offering”), was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (“DRIP”) at a price of $20 per unit.  We reserve the right to reallocate the units of limited partnership interest we are offering between the primary offering and our DRIP.  As of June 30, 2008, we had issued an aggregate of 9,916,821 units of limited partnership interest in the Offering, consisting of 9,771,561 units that have been issued to our limited partners pursuant to our primary offering in exchange for gross proceeds of approximately $195.4 million (approximately $172.0 million, net of costs associated with the Offering) and 198,144 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $4.0 million, minus 52,884 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $1.1 million. As of December 31, 2007, we had issued an aggregate of 5,509,316 units of limited partnership interest in the Offering, consisting of 5,429,702 units that had been issued to our limited partners pursuant to our primary offering in exchange for gross proceeds of approximately $108.6 million (approximately $95.6 million, net of costs associated with the Offering) and another 79,614 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $1.6 million.

D.  Line of Credit

In December 2006, we entered into a revolving credit facility (the “Revolving Credit Facility”) with Premier Bank, a Missouri banking association d/b/a Premier Bank of Texas, permitting us to borrow up to an aggregate outstanding principal amount of $10 million.  The Revolving Credit Facility is secured by a first priority lien upon all of our existing and future acquired assets.  The Revolving Credit Facility’s maturity date is December 29, 2008.  In consideration for the origination of the Revolving Credit Facility, we paid an origination fee in the amount of approximately $113,000, which is being amortized over the initial two-year term of the Revolving Credit Facility.  The annual interest rate on the Revolving Credit Facility is equal to the prime rate of interest as quoted in the Wall Street Journal (5.00% at June 30, 2008 and 7.25% at December 31, 2007), payable monthly.  The Revolving Credit Facility requires that we comply with various covenants, including maintaining at least $5 million in eligible first lien promissory notes and maintaining, as of December 31, 2006, at least $7 million in aggregate partners’ equity and, as of January 31, 2007, at least $10 million in aggregate partners’ equity.  As of June 30, 2008 and December 31, 2007, the Partnership had approximately $177.4 million and $99.1 million, respectively, in aggregate partners’ equity and was in compliance with the other operating covenants required by the Revolving Credit Facility.

If a default occurs, the Revolving Credit Facility may be declared due and payable immediately.  In such event, Premier Bank may foreclose on our assets or exercise any other rights or remedies it may have, including foreclosure of our assets.  Any such event may materially impair our ability to conduct business.

We intend to utilize the Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of our units.  Certain proceeds from the sale of our units are used to repay the Revolving Credit Facility.  We intend to use the Revolving Credit Facility as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  As of June 30, 2008, no balance was outstanding on the Revolving Credit Facility, and interest expense related to the borrowings under this facility was approximately $1,500 and $192,000 for the six months ended June 30, 2008 and 2007, respectively.

E.  Partners’ Capital

As of June 30, 2008, we had accepted subscriptions for 9,916,821 units of limited partnership interest pursuant to the primary offering portion of the Offering, which represented gross proceeds of approximately $195.4 million to us.  Monthly limited partners’ distributions for the six months ended June 30, 2008 totaled approximately $6.7 million, consisting of approximately $4.3 million paid in cash and approximately $2.4 million distributed in the form of 118,530 limited partnership units issued in accordance with our DRIP, pursuant to which limited partners may elect to have a portion of their distributions from us reinvested in additional units.  We had repurchased approximately $1.1 million in the form of 52,884 units of limited partnership as of June 30, 2008.  As of December 31, 2007, we had issued an aggregate of 5,509,316 units of limited partnership interest in the Offering, consisting of 5,429,702 units that have been issued to our limited partners pursuant to the primary offering in exchange for gross proceeds of approximately $108.6 million (approximately $95.6 million, net of costs associated with the Offering), and another 79,614 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $1.6 million.  In addition to the monthly DRIP distributions, we also distributed approximately $3.3 million in cash during 2007, for total monthly distributions of approximately $5 million. Distributions to our general partner are more fully discussed in Note G.

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

The Partnership has no other outstanding debt or contingent payment obligations, other than certain loan guaranties or letters of credit that we may make to or for the benefit of third-party lenders.  There are approximately $58 million of commitments to be funded under the terms of mortgage notes receivable as of June 30, 2008.  Included in such amount is approximately $43 million of commitments for mortgage notes receivable – related party.  As of December 31, 2007, there were approximately $75.7 million of commitments to be funded under the terms of mortgage notes receivable.  Included in such amount is approximately $65.8 million of commitments for mortgage notes receivable – related party.

G. Related Party Transactions

Our general partner, Land Development, and certain of its affiliates receive fees in connection with the Offering and in connection with the acquisition and management of our assets.  Land Development also receives reimbursement of certain costs of the Partnership.

Land Development receives up to 1.5% of the gross offering proceeds (excluding proceeds from our DRIP) for reimbursement of organization and offering expenses.  We have a related party payable to Land Development of approximately $1.0 million and $2.6 million as of June 30, 2008 and December 31, 2007, respectively, for organization and offering costs paid by Land Development related to the Offering.

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

UMTH Funding Services, L.P. (“Funding Services”), an affiliate of Land Development, receives 0.8% of the gross offering proceeds (excluding proceeds from sales under our DRIP) as a marketing support fee for marketing and promotional services provided to selling group members.  Funding Services also is reimbursed for operating expenses incurred in assisting Land Development in our management. An additional marketing support fee is paid directly to unaffiliated participating selected dealers in an amount to be determined in the sole discretion of Land Development, but which shall not exceed 1% of the gross offering proceeds (excluding proceeds from sales under our DRIP).

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the six months ended June 30, 2008 and 2007:

		For the Six Months Ended
Payee	Purpose	June 30, 2008	June 30, 2007
Land Development
	Organization &
	Offering Expenses	$1,302,000	$637,000
	Due Diligence Fees	434,000	212,000
	Wholesaler Reimbursement	78,000	127,000
	Acquisition & Origination
	Expenses and Fees	2,293,000	1,157,000
	Promotional Interest	822,000	166,000
	Carried Interest	121,000	24,000
	Mortgage Servicing Fee	157,000	44,000
Funding Services
	Marketing Support Fees	1,124,000	499,000
	Operating Expense
	Reimbursement	178,000	40,000

In December 2006, the Partnership originated a secured promissory note to UDF I in the principal amount of approximately $6.9 million.  In connection with the origination of this promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF I’s obligations under the note are secured by a first lien deed of trust filed on 190 developed single-family home lots located in Thornton, Colorado.  The note bears interest at a base rate equal to 12% per annum and interest payments are due monthly.  The note matures on December 31, 2008.  For the three months ended June 30, 2008 and 2007, UDF III had recognized approximately $218,000 and $187,000, respectively, of interest income related to this note.  For the six months ended June 30, 2008 and 2007, UDF III had recognized approximately $425,000 and $372,000, respectively, of interest income related to this note.

In January 2007, we originated a secured promissory note to OU Land Acquisition II, L.P., a Texas limited partnership of which UDF I has a 50% partner interest, in the principal amount of approximately $1.6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears interest at a rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 101 acres of land located in Texas and is payable on June 14, 2010.  For the three months ended June 30, 2008 and 2007, we had recognized approximately $59,000 and $50,000, respectively, of interest income related to this note.  For the six months ended June 30, 2008 and 2007, we had recognized approximately $116,000 and $95,000, respectively, of interest income related to this note.

In March 2007, we originated a secured promissory note to Buffington JV Fund II, Ltd. (“Buff JV”), a Texas limited partnership of which UDF I has a 50% partner interest, in the principal amount of approximately $5.3 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 13% per annum and is payable on June 30, 2009, is collateralized by a pledge of the 1% ownership interests from Buffington JV Fund Management, LLC, a Texas limited liability company and the general partner of Buff JV, and a pledge of the 49% ownership interests from Buffington Asset Group, Ltd., a Texas limited partnership and a limited partner of Buff JV.  For the three months ended June 30, 2008 and 2007, we had recognized approximately $213,000 and $109,000, respectively, of interest income related to this note.  For the six months ended June 30, 2008 and 2007, we had recognized approximately $473,000 and $109,000, respectively, of interest income related to this note.

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6.4 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and is payable on September 4, 2010.  For the three and six months ended June 30, 2008, we had recognized approximately $227,000 and $311,000, respectively, of interest income related to this note.

In November 2007, we originated a secured promissory note to United Development Funding X, L.P. (“UDF X”), a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2012.  For the three and six months ended June 30, 2008, we had recognized approximately $608,000 and $680,000, respectively, of interest income related to this note.

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 12% per annum, is collateralized by a second lien deed of trust on 255 finished lots and 110 acres of land in Texas and is payable on December 28, 2010.  For the three and six months ended June 30, 2008, we had recognized approximately $165,000 and $316,000, respectively, of interest income related to this note.

As of June 30, 2007, we had recognized approximately $296,000 as credit enhancement fees – related party.  As discussed in Note F, this credit enhancement was released effective January 1, 2008, thus, no such credit enhancement fees – related party have been recognized for the three and six months ended June 30, 2008.

On April 25, 2007, we entered into a letter of engagement with Funding Services.  Pursuant to this letter of engagement, we have agreed to pay Funding Services a debt financing fee of 1% of the amount made available to us pursuant to the origination, extension or amendment of any line of credit or other debt financing procured for us by Funding Services.  In no event will such debt financing fee be paid more than once in respect of the same debt financing.  As of June 30, 2008, no debt placement has been procured by Funding Services and no debt financing fees have been paid.

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

Overview

On May 15, 2006, our Registration Statement on Form S-11, covering the Offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20 per unit.  We reserve the right to reallocate the units of limited partnership interest we are offering between the primary offering and our DRIP.

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

Revenue Recognition

Interest income on the mortgage notes receivable is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of June 30, 2008 and 2007, we were accruing interest on all mortgage notes receivable.

Credit enhancement fee – related party income is generated by a limited guaranty agreement with United Mortgage Trust, an affiliate of our general partner, whereby we agree to guaranty the repayment of an amount up to $30 million with respect to a secured line of credit between United Mortgage Trust and UDF I, another affiliate of our general partner.  Such income is recognized on a monthly basis as collectibility is deemed probable as of June 30, 2007.  However, as of June 30, 2008, we were no longer recognizing credit enhancement fee – related party income on the limited guaranty as UDF I has negotiated the release of the UDF III Guarantee effective January 1, 2008.  See “ – Off-Balance Sheet Arrangements” below for further discussion.

The Partnership generates mortgage and transaction service revenues by originating mortgage notes receivable and other loans.  In accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, the Partnership defers recognition of income from nonrefundable commitment fees paid by the borrowers and recognizes such income on a straight-line basis over the expected life of such notes.  The Partnership also expenses a 3% acquisition and origination fee (“placement fee”) paid to the general partner to provide for processing and origination costs associated with mortgage notes receivable held by the Partnership on a straight-line basis over the expected life of such notes.  As of June 30, 2008 and December 31, 2007, approximately $1.8 million and $637,000, respectively, of these net deferred fees have been included as mortgage notes receivable.

Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable and mortgage notes receivable – related party.  We periodically perform detailed reviews of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses based on historical and current trends and other factors affecting credit losses.  We charge additions to the allowance for loan losses to current period earnings through the provision for loan losses.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  We exercise significant judgment in estimating the timing, frequency and severity of losses, which could materially affect the provision for loan losses and, therefore, net income. As of June 30, 2008 and December 31, 2007, approximately $168,000 and $78,000, respectively, of allowance for loan losses have been offset against mortgage notes receivable.

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

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions are currently paid to the limited partners at a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners.  It is the intent of management to monitor and distribute such surplus, if any, on an annual basis.  As of June 30, 2008 and December 31, 2007, we had an approximate $697,000 deficit in retained earnings and $189,000 surplus in retained earnings, respectively, which is included in our limited partners’ capital account.  Approximately $202,000 of the surplus as of December 31, 2007 was distributed in April 2008.

Results of Operations

The three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007.

Revenues

Interest income for the three months ended June 30, 2008 and 2007 was approximately $5.1 million and $1.5 million, respectively.  Interest income for the six months ended June 30, 2008 and 2007 was approximately $9.0 million and $2.3 million, respectively.  The increase in interest income for the three and six months ended June 30, 2008 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) of approximately $156.3 million as of June 30, 2008, compared to $49.2 million as of June 30, 2007.

Credit enhancement fees – related party for the three and six months ended June 30, 2007 was approximately $154,000 and $296,000, respectively.  There were no such credit enhancement fees – related party for the three and six months ended June 30, 2008.  In April 2008, UDF I negotiated the release of the UDF III Guarantee that was entered into in October 2006 for the benefit of United Mortgage Trust  (which is further discussed in “ – Off-Balance Sheet Arrangements”).  This limited guaranty was terminated and our contingent repayment obligation relieved effective January 1, 2008.

Mortgage and transaction service revenues for the three months ended June 30, 2008 and 2007 were approximately $501,000 and $160,000, respectively.  Mortgage and transaction service revenues for the six months ended June 30, 2008 and 2007 were approximately $783,000 and $247,000, respectively.  The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes.  The increase in mortgage and transaction service revenues for the three and six months ended June 30, 2008 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) of approximately $156.3 million as of June 30, 2008, compared to $49.2 million as of June 30, 2007.

We expect revenues to increase in the near future as we continue to raise proceeds from the Offering and invest proceeds in additional loans.

Expenses

Interest expense for the three months ended June 30, 2007 was approximately $92,000.  There was no interest expense for the three months ended June 30, 2008.  Interest expense for the six months ended June 30, 2008 and 2007 was approximately $1,500 and $192,000, respectively.  Interest expense represents interest associated with the Revolving Credit Facility.  We utilize the Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of our units.  We use the Revolving Credit Facility as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  We entered into the Revolving Credit Facility in December 2006.

General and administrative expense for the three months ended June 30, 2008 and 2007 was approximately $1.1 million and $336,000, respectively.  General and administrative expense for the six months ended June 30, 2008 and 2007 was approximately $1.8 million and $505,000, respectively.  The increase in general and administrative expense primarily relates to increased costs associated with our directors’ and officers’ insurance premiums, placement fees, as well as legal and accounting fees.

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

   Cash Flow Analysis

Cash flows provided by operating activities for the six months ended June 30, 2008 were approximately $7.5 million and were comprised primarily of net income, offset slightly with other assets.  During the six months ended June 30, 2007, cash provided by operating activities was approximately $1.9 million and was comprised primarily of net income, offset slightly with accrued interest receivable – related party.

Cash flows used in investing activities for the six months ended June 30, 2008 were approximately $56.4 million, resulting from the origination and payments of mortgage notes receivable.  Cash flows used in investing activities for the six months ended June 30, 2007 were approximately $31.4 million, resulting from the origination of mortgage notes receivable.

Cash flows provided by financing activities for the six months ended June 30, 2008 were approximately $66.7 million, and were primarily the result of funds received from the issuance of limited partnership units, offset with payments of offering costs and distributions to limited partners.  Cash flows provided by financing activities for the six months ended June 30, 2007 were approximately $34.1 million, and were primarily the result of funds received from the issuance of limited partnership units.

Our cash and cash equivalents were approximately $18.4 million and $5.2 million as of June 30, 2008 and 2007, respectively.

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

Material Trends Affecting Our Business

We are a real estate finance limited partnership and derive a substantial portion of our income by originating, purchasing, participating in and holding for investment mortgage loans made directly by us to persons and entities for the acquisition and development of real property as single-family residential lots that will be marketed and sold to home builders. We intend to concentrate our lending activities in the southeast and southwest sections of the United States, particularly in Texas, Colorado, and Arizona.  We believe these areas continue to experience demand for new construction of single-family homes; however, the U.S. housing market has suffered declines in recent months, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation.  Additionally, we intend to concentrate our lending activities with national and regional homebuilders and developers who sell single-family residential home lots to such national and regional homebuilders.  National and regional homebuilders are expected to reduce the number of new homes constructed in 2008 as compared to 2007.  However, we expect to see continued healthy demand for our products as the supply of finished new homes and land is once again aligned with our market demand.

Nationally, the number of new single-family residential homes sold has been declining, and average and median sales prices have been falling.  The sales of new single-family residential homes in June 2008 were at a seasonally adjusted annual rate of 530,000 units, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.  This is approximately 33.2% below the June 2007 estimate of 793,000 units and 52.7% below the December 2006 estimate of 1,120,000.  According to the same sources, the average sales price of new houses sold in June 2008 was $298,600; the median sales price was $230,900.  This is approximately 5.57% below the June 2007 average sales price of $316,200 and 2.93% above the December 2006 average sales price of $290,100.  In addition, the median sales price is approximately 2.94% below and 1.74% below the June 2007 median sales price of $237,900 and the December 2006 median price of $235,000, respectively.  The seasonally adjusted estimate of new houses for sale at the end of June 2008 was 426,000, which represents a supply of 10.0 months at the June 2008 sales rate.  The seasonally adjusted estimate of new houses for sale at the end of June 2007 was 537,000, which represents a supply of 7.8 months at the June 2007 sales rate. We believe that this significant drop in the number of new houses for sale, year-over-year, by an estimated 111,000 units reflects the homebuilding industry’s extensive efforts to bring the new housing market back to equilibrium by continuing to reduce new housing starts and selling existing new home inventory.  We further believe that housing inventories will continue to fall until they reach between 350,000 and 375,000 units in the first half of 2009, a point we believe will mark a tightened housing market.

According to the same sources, new single-family residential home permits and starts have also declined nationally, as a result and in anticipation of a rising supply of new single-family residential homes and a declining demand for new single-family residential homes.  Single-family homes authorized by building permits in June 2008 were at a rate of 613,000 units.  This is 39.84% below and 47.3% below the June 2007 estimate of 1,019,000 units and the December 2006 estimate of 1,164,000, respectively.   Single-family home starts for June 2008 were at a rate of 647,000 units.  This is 43.8% below the June 2007 estimate of 1,151,000 units and 47.4% below the December 2006 estimate of 1,230,000.

Housing markets generally remain difficult and generally are declining on a national basis with those declines and difficulties most pronounced in those markets that had experienced rapid growth, steep increases in property values and speculation, such as in California, Florida, Arizona and Nevada.  However, a few markets, such as Texas, are continuing to remain fairly healthy, though weakened from 2007, compared to what has been occurring nationally.  The table below illustrates the recent declines in home price appreciation nationally, as well as in California and Florida, while showing that Texas has not experienced such declines.

10 Year Home Price Appreciation

Source: Office of Federal Housing Enterprise Oversight

As of June 30, 2008, substantially all of our loans, nearly 90% of our portfolio, were with respect to single-family residential development projects in Texas.  Our Texas loans were in the markets of Austin, Houston, Dallas, San Antonio and Lubbock.  Our remaining loans were made with respect to single-family residential development projects in Denver, Colorado (8.4% of our portfolio) and Kingman, Arizona (2%).

While housing woes beleaguer the national economy, Texas housing markets have held up as some of the best in the country.  We believe the Texas markets have remained fairly healthy due to continued strong population and job growth, economies, housing affordability ratios, and home building and development discipline on the part of home builders and developers operating in Texas markets.

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

The Summer 2008 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas according to the likelihood that home prices will be lower in two years, reported that Texas cities lead the nation in home price stability.  The San Francisco-based company recently analyzed housing price trends in 50 U.S. metropolitan areas for its quarterly report, released July 1, 2008.  The index also considers the impact of foreclosure rates and excess housing supply and the consequential impact on home prices.  The study predicts there is less than a 1% chance that the Dallas/Fort Worth-area, Houston-area, San Antonio-area and Austin-area home prices will fall during the next two years.  All Texas metropolitan areas included in the report are in the Top 12 least likely areas to experience a decline in home prices in two years, of the nation’s 50 largest metropolitan areas.  Fort Worth-Arlington, Texas is the nation’s least likely metropolitan area included in the study to see a price decline in the next two years, Dallas-Plano-Irving, Texas is second-least likely, Houston-Sugar Land-Baytown, Texas is fourth-least likely, San Antonio, Texas is fifth-least likely and Austin, Texas is twelfth-least likely.

The United States Census Bureau reported in its 2007 Estimate of Population Change July 1, 2006 to July 1, 2007 that Texas led the country in population growth during that period.  The estimate concluded that Texas grew by 496,751 people, or 2.12%, a number which was 1.6 times greater than the next closest state in terms of raw population growth, California, and more than 2.5 times the second closest state in terms of raw population growth, Georgia.  The United States Census Bureau also reported that among the 10 counties that added the largest number of residents between July 1, 2006 and July 1, 2007, half were in Texas (Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas) and Travis (Austin)).  On June 28, 2007, the United States Census Bureau reported that Texas’ five major cities – Austin, Houston, San Antonio, Dallas and Fort Worth – were among the top ten in the nation for population growth from 2005 to 2006.  San Antonio was second in the nation with a population change of 33,084 from July 1, 2005 to July 1, 2006, Fort Worth was third in the nation with a population change of 30,201 during that period, Houston was fourth in the nation with a population change of 26,554 during that period, Austin was sixth in the nation with population change of 18,630 during that period, and Dallas was eighth in the nation with a population change of 16,676 during that period.

The United States Department of Labor reports that as of June 2008, Texas led the nation with the largest job gains over the past twelve months with 245,000 new jobs created.  This is over 6.9 times greater than the number of jobs created during this period in the nation’s second largest state for job growth, Washington, and more than 7.4 times the jobs created during this period in the nation’s third largest state for job growth, Louisiana.  The United States Department of Labor reports that the largest over-the-year percentage increases in employment in the country’s large metropolitan areas were recorded in the four top metropolitan areas of Texas:  Austin-Round Rock (+1.8%), Houston-Sugar Land-Baytown, (+2.1%), San Antonio (+2.0%), and Dallas-Fort Worth-Arlington, (+2.0%).  The Texas metropolitan areas of Austin, Houston, Dallas, San Antonio and Lubbock experienced, during the last twelve months, the creation of 13,900, 54,100, 57,800, 16,700 and 1,900 new jobs, respectively.

The Federal Reserve Bank Dallas has stated that although the Texas economy has weakened in the fourth quarter of 2007, the Texas economy “is still quite healthy and stronger than the national economy.”

In sharp contrast to the conditions of other homebuilding markets in the country where unsold housing inventory remains a challenge, in Texas markets, new home sales are greater than new home starts, which indicates that home builders in Texas are focused on maintaining a balance of new home demand and new home supply.  Home builders and developers in Texas have remained disciplined on new home construction and project development.  New home starts have been declining year-on-year and are outpaced by new home sales in all of our Texas markets where such data is readily available.  Inventories of finished new homes and total new housing (finished vacant, under construction and model homes) remain at healthy and balanced levels in all four major Texas markets, Austin, Dallas-Fort Worth, Houston and San Antonio.  Each major Texas market is experiencing a rise of finished lot inventories as homebuilders continue to reduce the number of new home starts, with Houston, Austin and San Antonio reaching slightly elevated levels of 24 to 26 months.  Though the number of finished lots has not changed much over the past two years, Dallas-Fort Worth has an estimated inventory of finished lots of approximately 46.8 months, which has been the result of a significant decline of new home starts.

Austin continues to be one of the strongest homebuilding markets in the country. Annual new home sales in Austin outpace starts 13,192 versus 11,897, with annual new home sales declining year-on-year by approximately 16%.  With the decline in housing starts, the Austin new homebuilding market has changed from an area with a very tight lot supply to a market that is now generally balanced. Finished housing inventory and total new housing inventory (finished vacant, under construction and model homes) remain at healthy and balanced levels of 2.4 months and 6.0 months, respectively.  The considered equilibrium levels for finished housing inventory and total new housing inventory are a 2 to 2.5 month supply and a 6.0 month supply, respectively.  Finished lot supplies have edged up to slightly elevated levels of 30.4 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.  With the discipline evident in Austin markets, we would expect to see a decline in finished lot inventories in coming quarters as new projects have been significantly reduced.  San Antonio is also a healthy homebuilding market.  Annual new home sales in San Antonio outpace starts 13,562 versus 10,227, with annual new home sales declining year-on-year by approximately 20.7%.  Finished housing inventory and total new housing inventory remain at very healthy levels with a 2.1 month supply and 5.5 month supply, respectively, each within or significantly below the considered equilibrium levels.  Finished lot supplies have increased to 33.6 months.  Houston is also a healthy homebuilding market.  Annual new home sales in Houston outpace starts 37,323 versus 31,728, with annual new home sales declining year-on-year by approximately 19.1%.  Finished housing inventory and total new housing inventory have been increasing to a 2.6 month supply and 6.6 month supply, respectively, each slightly above the considered equilibrium level.  Finished lot supplies remain at slightly elevated levels of 28.0 months.  All numbers are as publicly released by Residential Strategies, Inc. or Metrostudy,  leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that the sales of existing homes remain healthy in our Texas markets, as well, but the inventory levels are beginning to rise.  The number of months of home inventory for sale in Austin, San Antonio, Houston, Dallas, Fort Worth and Lubbock is 6.1 months, 7.6 months, 6.9 months, 6.9 months, 6.1 months, and 5.6 months, respectively.  A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  As of June 2008, the number of existing homes sold year-to-date in (a) Austin is 12,072, down 18.5% year-on-year; (b) San Antonio is 10,188, down 17% year-on-year; (c) Houston is 34,370, down 13.3% year-on-year, (d) Dallas is 25,291, down 16.2% year-on-year, (e) Fort Worth is 4,983, down 15.3% year-on-year, and (f) Lubbock is 1,767, down 1.6% year-on-year.

The Office of Federal Housing Enterprise Oversight (“OFHEO”) reports that Texas had healthy existing home price appreciation between the first quarter of 2007 and the first quarter of 2008 of 4.69%.  That same report provides that existing home price appreciation between the first quarter of 2007 and the first quarter of 2008 for (a) Austin is 7.74%, (b) San Antonio is 3.47%, (c) Houston is 4.38%, (d) Dallas is 3.76%, (e) Fort Worth is 2.59%, and (f) Lubbock is 4.56%.  The OFHEO tracks average house price changes in repeat sales or refinancings of the same single-family properties utilizing conventional, conforming mortgage transactions.

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

The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions, such as levels of employment, consumer confidence and income, availability of financing for acquisition, construction and permanent mortgages, interest rate levels and demand for housing.  Sales of new homes are also affected by the condition of the resale market for used homes, including foreclosed homes.  Housing demand is, in general, adversely affected by increases in interest rates, housing costs and unemployment, by decreases in the availability of mortgage financing, and by a decrease in consumer confidence, which can occur for numerous reasons including increases in energy costs, interest rates, housing costs and unemployment.

We face a risk of loss resulting from deterioration in the value of the land purchased by the developer with the proceeds of loans from us, a diminution of the site improvement and similar reimbursements used to repay loans made by us, and a decrease in the sales price of the single-family residential lots developed with the proceeds of loans from us. Deterioration in the value of the land, a diminution of the site improvement and similar reimbursements, and a decrease in the sales price of the residential lots can occur in cases where the developer pays too much for the land to be developed, the developer is unable or unwilling to develop the land in accordance with the assumptions required to generate sufficient income to repay the loans made by us, or is unable to sell the residential lots to homebuilders at a price that allows the developer to generate sufficient income to repay the loans made by us.  Our general partner actively monitors the markets and submarkets in which we make loans, including mortgage markets, homebuilding economies, the supply and demand for homes, finished lots and land and housing affordability to mitigate such risks.  Our general partner also actively manages our loan portfolio in the context of events occurring with respect to the loan and in the market and submarket in which we made the loan.  We anticipate that there may be defaults on development loans made by us and that we will take action with respect to such defaults at any such time that we determine it prudent to do so, including such time as we determine it prudent to maintain and protect the value of the collateral securing such loans, and, that we may originate another development loan to another developer with respect to the same project to maintain and protect the value of the collateral securing our initial loan.

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

Developers to whom we make mortgage loans use the proceeds of such loans to develop raw real estate into residential home lots.  The developers obtain the money to repay these development loans by selling the residential home lots to home builders or individuals who will build single-family residences on the lots, receiving qualifying site improvement reimbursements, and by obtaining replacement financing from other lenders.  If interest rates increase, the demand for single-family residences may decrease.  Also, if mortgage financing underwriting criteria become more strict, demand for single-family residences may decrease.  In such an interest rate and/or mortgage financing climate, developers may be unable to generate sufficient income from the resale of single-family residential lots to repay loans from us, and developers’ costs of funds obtained from lenders in addition to us may increase, as well.  If credit markets deteriorate, developers may not be able to obtain replacement financing from other lenders.  Accordingly, increases in single-family mortgage interest rates, decreases in the availability of mortgage financing, or decreases in the availability of replacement financing could increase the number of defaults on development loans made by us.

Our general partner is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that it reasonably anticipates to have a material impact on either the income to be derived from our investments in mortgage loans, or entities that make mortgage loans, other than those referred to in our Annual Report on Form 10-K.  The recent disruption of mortgage markets, in combination with a significant amount of negative national press discussing chaos in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious.  We anticipate that this may result in a slowing of the sales of finished lots developed by our clients in certain markets; however, we believe that the prices of those lots should not change materially.  We also anticipate that the decrease in the availability of replacement financing may increase the number of defaults on development loans made by us or extend the time period anticipated for the repayment of our loan.

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

Contractual Obligations

As of June 30, 2008, we had funded 38 loans, including 12 loans that have been repaid by the respective borrower in full, totaling approximately $236 million.  We have approximately $58 million of commitments to be funded under the terms of mortgage notes receivable, including $43 million of mortgage notes receivable – related party.  As of December 31, 2007, we had funded 32 loans, including five loans that have been repaid by the respective borrower in full, totaling approximately $132 million.  As of December 31, 2007, we had approximately $75.7 million of commitments to be funded under the terms of mortgage notes receivable, including $65.8 million of mortgage notes receivable – related party.

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

As of June 30, 2008, our mortgage notes receivable and mortgage notes receivable – related party of approximately $112.2 million and $44.1 million, respectively, were all at fixed interest rates, and thus, such mortgage notes receivable are not subject to change in future earnings, fair values or cash flows.  As of December 31, 2007, our mortgage notes receivable and mortgage notes receivable – related party of approximately $76.9 million and $23.2 million, respectively, were all at fixed interest rates, and thus, such mortgage notes receivable are not subject to changes in future earnings, fair values or cash flows.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Land Development, our general partner, including its principal executive officer and principal financial officer, evaluated, as of June 30, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of June 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

We did not have any unregistered sales of securities during the six months ended June 30, 2008.  On May 15, 2006, our Registration Statement on Form S-11 (Registration No. 333-127891), covering a public offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20 per unit.  The aggregate offering price for the units is $350 million. We reserve the right to reallocate the units of limited partnership interest we are offering between the primary offering and our DRIP.

The units are being offered by select members of the Financial Industry Regulatory Authority on a “best efforts” basis, which means the selling group members will only be required to use their best efforts to sell the units and have no firm commitment or obligation to purchase any of the units.  We admit, and intend to continue to admit, new investors at least monthly.

As of June 30, 2008, we had issued an aggregate of 9,916,821 units of limited partnership interest in the Offering, consisting of 9,771,561 units that have been issued to our limited partners pursuant to our primary offering in exchange for gross proceeds of approximately $195.4 million (approximately $172.0 million, net of costs associated with the Offering) and 198,144 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $4.0 million, minus 52,884 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $1.1 million.  The net offering proceeds to us, after deducting approximately $23.4 million of offering costs, are approximately $172.0 million.  Of the offering costs, approximately $6.7 million was paid to our general partner or affiliates of our general partner for organization and offering expenses and $16.7 million was paid to non-affiliates for selling commissions and other offering fees.  As of June 30, 2008, we had funded 38 loans, including 12 loans that have been repaid by the respective borrower in full, totaling approximately $236 million.  We have approximately $58 million of commitments to be funded under the terms of mortgage notes receivable, including $43 million of mortgage notes receivable – related party.  We paid our general partner approximately $5.2 million for acquisition and origination fee expenses associated with the mortgage notes receivable.

Unit Redemption Program

Our general partner has adopted a unit redemption program for our investors.  The purchase price for the redeemed units is set forth in the prospectus for the Offering, as supplemented.  Our general partner reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a limited partner or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend and/or reestablish our unit redemption program.  Under the terms of the program, we will not redeem in excess of 5% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of redemption.  Our general partner will determine from time to time whether we have sufficient excess cash from operations to repurchase units.  Generally, the cash available for redemption will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from our distribution reinvestment plan.  The following table sets forth information relating to units of limited partnership interest that have been repurchased during the quarter ended June 30, 2008:

2008	Total number of units of limited partnership interest repurchased	Average price paid per unit of limited partnership interest	Total number of units of limited partnership interest repurchased as part of publicly announced plan	Maximum number of units of limited partnership interest that may yet be purchased under the plan
April	38,125	$ 19.97	38,125	(1)
May	2,922	$ 19.19	2,922	(1)
June	4,574	$ 18.46	4,574	(1)
	45,621	$ 19.77	45,621	(1)

_____________________

(1)	A description of the maximum number of units of limited partnership interest that may be purchased under our redemption program is included in the narrative preceding this table.

Item 5.  Other Information.

None.

Item 6. Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Index to Exhibits attached hereto.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Development Funding III, L.P.

By:           UMTH Land Development, L.P.
           Its General Partner

Dated:  August 14, 2008                                                                     By:           /s/ Hollis M. Greenlaw
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