Form 10-Q
period 2008-09-30
United Development Funding III, LP
filed 2008-11-14
CIK 1335732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

1301 Municipal Way, Suite 300, Grapevine, Texas 76051
 (Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code:  (214) 370-8960

1702 N. Collins Boulevard, Suite 100, Richardson, Texas 75080
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
Yes ☐   No ☒

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-Q
Quarter Ended September 30, 2008
		Page
	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	3

	Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (Unaudited)	4

	Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (Unaudited)	5

	Notes to Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21

Item 4T.	Controls and Procedures.	22

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors.	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 5.	Other Information.	27

Item 6.	Exhibits.	27

Signatures.		28

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING III, L.P.
BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets:
Cash and cash equivalents	$27,217,819	$586,642
Restricted cash	2,653,812	665,174
Accrued interest receivable	3,253,477	437,324
Accrued interest receivable – related party	705,936	676,716
Mortgage notes receivable, net	123,682,962	76,858,885
Mortgage notes receivable – related party, net	50,743,934	23,190,872
Participation interest – related party	24,386,207	-
Deferred offering costs	2,074,840	2,605,788
Other assets	12,238	71,032

Total assets	$234,731,225	$105,092,433

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$363,426	$37,253
Accrued liabilities	128,493	86,668
Accrued liabilities – related party	4,267,145	2,892,774
Escrow payable	2,653,812	665,174
Line of credit	-	2,325,028

Total liabilities	7,412,876	6,006,897

Commitments and contingencies

Partners’ Capital:
Limited partners’ capital: 17,500,000 units authorized;
12,708,392 units issued and outstanding at
September 30, 2008 and 5,509,316 units issued and
outstanding at December 31, 2007	227,083,085	98,978,590
General partner’s capital	235,264	106,946

Total partners’ capital	227,318,349	99,085,536

Total liabilities and partners’ capital	$234,731,225	$105,092,433

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Interest income	$6,736,945	$2,195,552	$15,762,577	$4,522,154
Credit enhancement fees – related party	-	142,553	-	438,946
Mortgage and transaction service revenues	557,197	236,884	1,339,887	483,991
Total revenues	7,294,142	2,574,989	17,102,464	5,445,091

Expenses:
Interest expense	-	2,853	1,500	195,122
General and administrative	1,098,972	449,674	2,850,643	954,737
Total expenses	1,098,972	452,527	2,852,143	1,149,859

Net income	$6,195,170	$2,122,462	$14,250,321	$4,295,232

Earnings allocated to limited partners	$5,552,100	$1,902,140	$12,771,096	$3,849,363

Earnings per limited partnership unit, basic and diluted	$0.50	$0.54	$1.48	$1.73

Weighted average limited partnership units outstanding	11,189,937	3,497,625	8,643,331	2,228,133

Distributions per weighted average limited partnership units outstanding	$0.45	$0.53	$1.36	$1.25

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2008	2007
Operating Activities

Net income	$14,250,321	$4,295,232
Adjustment to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	157,626	45,222
Amortization	44,186	44,941
Changes in operating assets and liabilities:
Accrued interest receivable	(2,816,153)	(30,058)
Accrued interest receivable – related party	(29,221)	(593,215)
Other assets	14,610	38,040
Accounts payable	326,172	438
Accrued liabilities	41,825	(54,944)
Net cash provided by operating activities	11,989,366	3,745,656

Investing Activities
Investments in mortgage notes receivable	(106,613,512)	(48,317,280)
Investments in mortgage notes receivable – related party	(47,495,486)	(12,893,499)
Investments in participation interest – related party	(24,386,207)	-
Receipts from mortgage notes receivable	59,631,809	4,044,399
Receipts from mortgage notes receivable – related party	19,942,424	85,786
Net cash used in investing activities	(98,920,972)	(57,080,594)

Financing Activities
Net payments on line of credit	(2,325,028)	(4,586,402)
Limited partner contributions	141,529,952	68,040,878
Limited partner distributions	(11,738,864)	(2,774,546)
Limited partner distribution reinvestment	4,283,631	846,280
Limited partner redemption	(1,764,523)	-
General partner distributions	(1,350,908)	(379,202)
Escrow payable	1,988,638	1,091,689
Restricted cash	(1,988,638)	(1,091,689)
Payments of offering costs	(16,976,797)	(8,118,083)
Deferred offering costs	530,948	(594,869)
Accrued liabilities – related party	1,374,372	479,192
Net cash provided by financing activities	113,562,783	52,913,248

Net increase (decrease) in cash and cash equivalents	26,631,177	(421,690)
Cash and cash equivalents at beginning of period	586,642	672,107

Cash and cash equivalents at end of period	$27,217,819	$250,417
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$-	$196,694

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Nature of Business

United Development Funding III, L.P. (which may be referred to as the “Partnership,” “we,” “us,” “our” or “UDF III”) was organized on June 13, 2005 as a Delaware limited partnership.  Our principal business purpose is to originate, acquire, service, and otherwise manage, either alone or in association with others, a diversified portfolio of mortgage loans that are secured by real property or equity interests that hold real property already subject to other mortgages (including mortgage loans that are not first in priority and participation interests in mortgage loans) and to issue or acquire an interest in credit enhancements to borrowers, such as guaranties or letters of credit.  Our offices are located in Grapevine, Texas.

Our general partner is UMTH Land Development, L.P., a Delaware limited partnership (“Land Development”) that is responsible for our overall management, conduct, and operation.  Our general partner has authority to act on our behalf in all matters respecting us, our business and our property.  Our limited partners shall take no part in the management of our business or transact any business for us and shall have no power to sign for or bind us; provided, however, that the limited partners, by a majority vote and without the concurrence of the general partner, have the right to:  (a) amend the Agreement of Limited Partnership, as amended (the “Partnership Agreement”) governing the Partnership, (b) dissolve the Partnership, (c) remove the general partner or any successor general partner, (d) elect a new general partner, and (e) approve or disapprove a transaction entailing the sale of all or substantially all of the real properties acquired by the Partnership.

B. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and with Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change to the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with the financial statements filed in our most recent Annual Report.  In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of September 30, 2008, operating results for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007.  Operating results and cash flows for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

C. Registration Statement

On May 15, 2006, our Registration Statement on Form S-11, covering a public offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit (the “Offering”), was declared effective under the Securities Act of 1933, as amended.  The Registration Statement, at the time of such effectiveness, also covered up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (“DRIP”) at a price of $20 per unit.  We have the right to reallocate the units of limited partnership interest we are offering between the primary offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units we are offering such that 16,250,000 units are being offered pursuant to the primary offering and 1,250,000 units are being offered pursuant to the DRIP.  As of September 30, 2008, we had issued an aggregate of 12,708,392 units of limited partnership interest in the Offering, consisting of 12,502,822 units that have been issued to our limited partners pursuant to our primary offering in exchange for gross proceeds of approximately $250.1 million (approximately $220.1 million, net of costs associated with the Offering) and 293,796 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $5.9 million, minus 88,226 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $1.8 million. As of December 31, 2007, we had issued an aggregate of 5,509,316 units of limited partnership interest in the Offering, consisting of 5,429,702 units that had been issued to our limited partners pursuant to our primary offering in exchange for gross proceeds of approximately $108.6 million (approximately $95.6 million, net of costs associated with the Offering) and another 79,614 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $1.6 million.

D.  Line of Credit

In December 2006, we entered into a revolving credit facility (the “Revolving Credit Facility”) with Premier Bank, a Missouri banking association d/b/a Premier Bank of Texas, permitting us to borrow up to an aggregate outstanding principal amount of $10 million.  The Revolving Credit Facility is secured by a first priority lien upon all of our existing and future acquired assets.  The Revolving Credit Facility’s maturity date is December 29, 2008.  In consideration for the origination of the Revolving Credit Facility, we paid an origination fee in the amount of approximately $113,000, which is being amortized over the initial two-year term of the Revolving Credit Facility.  The annual interest rate on the Revolving Credit Facility is equal to the prime rate of interest as quoted in the Wall Street Journal (5.00% at September 30, 2008 and 7.25% at December 31, 2007), payable monthly.  The Revolving Credit Facility requires that we comply with various covenants, including maintaining at least $5 million in eligible first lien promissory notes and maintaining, as of December 31, 2006, at least $7 million in aggregate partners’ equity and, as of January 31, 2007, at least $10 million in aggregate partners’ equity.  As of September 30, 2008 and December 31, 2007, the Partnership had approximately $227.3 million and $99.1 million, respectively, in aggregate partners’ equity and was in compliance with the other operating covenants required by the Revolving Credit Facility.

If a default occurs, the Revolving Credit Facility may be declared due and payable immediately.  In such event, Premier Bank may foreclose on our assets or exercise any other rights or remedies it may have, including foreclosure of our assets.  Any such event may materially impair our ability to conduct business.

We intend to utilize the Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of our units.  Certain proceeds from the sale of our units are used to repay the Revolving Credit Facility.  We intend to use the Revolving Credit Facility as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  As of September 30, 2008, no balance was outstanding on the Revolving Credit Facility, and interest expense related to the borrowings under this facility was approximately $1,500 and $195,000 for the nine months ended September 30, 2008 and 2007, respectively.

E.  Partners’ Capital

As of September 30, 2008, we had issued an aggregate of 12,708,392 units of limited partnership interest in the Offering, consisting of 12,502,822 units that have been issued to our limited partners pursuant to our primary offering in exchange for gross proceeds of approximately $250.1 million (approximately $220.1 million, net of costs associated with the Offering) and 293,796 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $5.9 million.  Monthly limited partners’ distributions for the nine months ended September 30, 2008 totaled approximately $11.7 million, consisting of approximately $7.4 million paid in cash and approximately $4.3 million distributed in the form of 214,182 limited partnership units issued in accordance with our DRIP, pursuant to which limited partners may elect to have a portion of their distributions from us reinvested in additional units.  We had repurchased approximately $1.8 million in the form of 88,226 units of limited partnership as of September 30, 2008.  As of December 31, 2007, we had issued an aggregate of 5,509,316 units of limited partnership interest in the Offering, consisting of 5,429,702 units that have been issued to our limited partners pursuant to the primary offering in exchange for gross proceeds of approximately $108.6 million (approximately $95.6 million, net of costs associated with the Offering), and another 79,614 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $1.6 million.  In addition to the monthly DRIP distributions, we also distributed approximately $3.3 million in cash during 2007, for total monthly distributions of approximately $5.0 million. Distributions to our general partner are more fully discussed in Note G.

F.  Commitments and Contingencies

In October 2006, UDF III entered into a limited guaranty effective as of September 1, 2006 for the benefit of United Mortgage Trust, an affiliated real estate investment trust organized under the laws of the state of Maryland (“UMT”), or its permitted successors and assigns (the “UDF III Guarantee”), and entered into a letter agreement with United Development Funding, L.P. (“UDF I”), a Delaware limited partnership and related party, with respect to a credit enhancement fee related to the UDF III Guarantee (the “UDF III Credit Enhancement Fee Agreement”).  Pursuant to the UDF III Guarantee, the Partnership guaranteed the repayment of an amount up to $30 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between UMT and UDF I.  In exchange for that guarantee, and pursuant to the UDF III Credit Enhancement Fee Agreement, UDF I pays UDF III each month in arrears an amount equal to 0.25% of the maximum liability amount, which is included in credit enhancement fees – related party income.  In April 2008, UDF I negotiated the release of the UDF III Guarantee.  This limited guaranty was terminated and our contingent repayment obligation relieved effective January 1, 2008.

An affiliate of our general partner serves as the advisor to UMT.  In addition, our general partner serves as the asset manager for UDF I.

The Partnership has no other outstanding debt or contingent payment obligations, other than certain loan guaranties or letters of credit that we may make to or for the benefit of third-party lenders.  There are approximately $78 million of commitments to be funded under the terms of mortgage notes receivable as of September 30, 2008.  Included in such amount is approximately $24 million of commitments for mortgage notes receivable – related party and $21 million for participation interest – related party.  As of December 31, 2007, there were approximately $75.7 million of commitments to be funded under the terms of mortgage notes receivable.  Included in such amount is approximately $65.8 million of commitments for mortgage notes receivable – related party.

G. Related Party Transactions

Our general partner, Land Development, and certain of its affiliates receive fees in connection with the Offering and in connection with the acquisition and management of our assets.  Land Development also receives reimbursement of certain costs of the Partnership.

Land Development receives up to 1.5% of the gross offering proceeds (excluding proceeds from our DRIP) for reimbursement of organization and offering expenses.  We have a related party payable to Land Development of approximately $2.1 million and $2.6 million as of September 30, 2008 and December 31, 2007, respectively, for organization and offering costs paid by Land Development related to the Offering.

Land Development is also paid 3% of the net amount available for investment in mortgages for fees and expenses associated with the selection and origination of mortgages, including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us.  Such costs are amortized into expense over the life of the development mortgage notes receivable.

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

On April 25, 2007, we entered into a letter of engagement with Funding Services.  Pursuant to this letter of engagement, we have agreed to pay Funding Services a debt financing fee of 1% of the amount made available to us pursuant to the origination, extension or amendment of any line of credit or other debt financing procured for us by Funding Services.  In no event will such debt financing fee be paid more than once in respect of the same debt financing.  As of September 30, 2008, no debt placement has been procured by Funding Services and no debt financing fees have been paid.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the nine months ended September 30, 2008 and 2007:

		For the Nine Months Ended
Payee	Purpose	September 30, 2008	September 30, 2007
Land Development
	Organization &
	Offering Expenses	$2,118,000	$1,109,900
	Due Diligence Fees	706,000	340,000
	Wholesaler Reimbursement	152,000	153,600
	Acquisition & Origination
	Expenses and Fees	3,735,000	1,830,500
	Promotional Interest	1,178,000	330,600
	Carried Interest	173,000	83,200
	Mortgage Servicing Fee	271,000	48,600
Funding Services
	Marketing Support Fees	1,795,000	820,600
	Operating Expense
	Reimbursement	318,000	66,000

In December 2006, the Partnership originated a secured promissory note to UDF I in the principal amount of approximately $6.9 million.  In connection with the origination of this promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF I’s obligations under the note are secured by a first lien deed of trust filed on 190 developed single-family home lots located in Thornton, Colorado.  The note bears interest at a base rate equal to 12% per annum and interest payments are due monthly.  The note matures on December 31, 2008.  For the three months ended September 30, 2008 and 2007, UDF III had recognized approximately $228,000 and $189,000, respectively, of interest income related to this note.  For the nine months ended September 30, 2008 and 2007, UDF III had recognized approximately $654,000 and $561,000, respectively, of interest income related to this note.

In January 2007, we originated a secured promissory note to OU Land Acquisition II, L.P., a Texas limited partnership of which UDF I has a 50% partner interest, in the principal amount of approximately $1.6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears interest at a rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 101 acres of land located in Texas and is payable on September 14, 2010.  For the three months ended September 30, 2008 and 2007, we had recognized approximately $62,000 and $53,000, respectively, of interest income related to this note.  For the nine months ended September 30, 2008 and 2007, we had recognized approximately $178,000 and $147,000, respectively, of interest income related to this note.

In March 2007, we originated a secured promissory note to Buffington JV Fund II, Ltd. (“Buff JV”), a Texas limited partnership of which UDF I has a 50% partner interest, in the principal amount of approximately $5.3 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 13% per annum and is payable on September 30, 2009, is collateralized by a pledge of the 1% ownership interests from Buffington JV Fund Management, LLC, a Texas limited liability company and the general partner of Buff JV, and a pledge of the 49% ownership interests from Buffington Asset Group, Ltd., a Texas limited partnership and a limited partner of Buff JV.  This loan was repaid on May 30, 2008.  For the three months ended September 30, 2007, we had recognized approximately $154,000 of interest income related to this note.  For the nine months ended September 30, 2008 and 2007, we had recognized approximately $473,000 and $264,000, respectively, of interest income related to this note.

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6.4 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and is payable on September 4, 2010.  For the three months ended September 30, 2008 and 2007, we had recognized approximately $212,000 and $65,000, respectively, of interest income related to this note.   For the nine months ended September 30, 2008 and 2007 we had recognized approximately $523,000 and $65,000, respectively, of interest income related to this note.

In November 2007, we originated a secured promissory note to United Development Funding X, L.P. (“UDF X”), a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In August 2008, we amended this revolving credit facility to reduce the commitment amount to $25,000,000.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2012.  For the three and nine months ended September 30, 2008, we had recognized approximately $888,000 and $1.6 million, respectively, of interest income related to this note.

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 12% per annum, is collateralized by a second lien deed of trust on 255 finished lots and 110 acres of land in Texas and is payable on December 28, 2010.  For the three and nine months ended September 30, 2008, we had recognized approximately $179,000 and $495,000, respectively, of interest income related to this note.

In August 2008, we originated a secured revolving line of credit to United Development Funding Land Opportunity Fund, L.P., a Delaware limited partnership (“Opportunity Fund”), in the principal amount of up to $25,000,000, pursuant to a Secured Line of Credit Promissory Note (the “Opportunity Fund Note”).  Land Development is the asset manager for, and an affiliate of, Opportunity Fund.  The Opportunity Fund Note, which bears interest at a base rate equal to 15% per annum, is secured by a lien of all of Opportunity Fund’s existing and future acquired assets and is payable on August 20, 2011.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Opportunity Fund Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  For the three and nine months ended September 30, 2008, we had recognized approximately $40,000 of interest income related to this note.

In August 2008, we originated a secured promissory note with Buffington Capital Homes, Ltd, a Texas limited partnership (“Buffington Capital”), in the principal amount of $2,500,000.  Land Development has a minority partner interest in Buffington Capital.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Capital note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Capital.  Buffington Capital’s payment and performance is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and is payable on August 12, 2010.  For the three and nine months ended September 30, 2008, we had recognized approximately $35,000 of interest income related to this note.

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd, a Texas limited partnership (“Buffington Classic”), in the principal amount of $2,000,000.  Land Development has a minority partner interest in Buffington Classic.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Classic note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic.  Buffington Classic’s payment and performance is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and is payable on August 21, 2010.  For the three and nine months ended September 30, 2008, we had recognized approximately $7,000 of interest income related to this note.

In August 2008, we originated a secured line of credit to UDF I in the principal amount of up to $45,000,000 pursuant to a Secured Line of Credit Promissory Note (the “UDF Note”).  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the UDF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  We  agreed in principal to subordinate the UDF Note to a loan from UDF I’s senior lender.  We entered into an intercreditor agreement with UMT, another lender that has made a $45,000,000 line of credit loan to UDF I.  The UMT and UDF III liens, and the priority of payment from UDF I to UMT and UDF III, respectively, are of equal rank and priority.  The UMT loan is subordinate to the loan from UDF I’s senior lender.  The UDF Note, which bears interest at 14% per annum, is collateralized by a lien against all of UDF I’s existing and future acquired assets, including the loans and investments owned by UDF I, pursuant to a security agreement executed by UDF I in favor of the Partnership (the “UDF Security Agreement”) and is payable on December 31, 2009.  For the three and nine months ended September 30, 2008, we had recognized approximately $13,000 of interest income related to this note.  The UDF Note was terminated effective September 19, 2008 in order to allow us to enter into the Economic Interest Participation Agreement discussed below.

In September 2008, we entered into an Economic Interest Participation Agreement with UMT pursuant to which UDF III purchased (i) an economic interest in a $45,000,000 revolving credit facility (the “UMT Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”).  The UMT Loan is a $45,000,000 revolving line of credit facility evidenced by a Second Amended and Restated Secured Line of Credit Promissory Note dated as of June 20, 2006, as modified by an amendment effective September 1, 2006 (as amended, the “UMT Note”).  The UMT Loan is secured by a security interest in the assets of UDF I including UDF‘s land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF I in favor of UMT (the “Security Agreement”).

Pursuant to the Economic Interest Agreement, each time UDF I requests an advance of principal under the UMT Note, UDF III will fund the required amount to UMT and UDF III’s economic interest in the UMT Loan increases proportionately.  UDF III’s economic interest in the UMT Loan gives UDF III the right to receive payment from UMT of principal and accrued interest relating to amounts funded by UDF III to UMT which are applied towards UMT’s funding obligations to UDF I under the UMT Loan.  UDF III may abate its funding obligations under the Economic Participation Agreement at any time for a period of up to twelve months by giving UMT notice of the abatement.

The Option gives UDF III the right to convert its economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while UDF III owns an economic interest in the UMT Loan.  If UDF III exercises its Option and acquires a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UDF III and UMT will participate in the control and management of the UMT Loan.  The UMT Note matures on December 31, 2009.  The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  The UMT Loan interest rate is the lower of 14% or the highest rate allowed by law.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I.  For the three and nine months ended September 30, 2008, we had recognized approximately $102,000 of interest income related to this note.

The UMT Loan is subordinate to UDF I senior debt, which includes a line of credit provided by Textron Financial Corporation in the amount of $30,000,000, and all other indebtedness of UDF I to any national or state chartered banking association or other institutional lender that is approved by UMT in writing.  As of September 30, 2008, approximately $24.4 million of the Economic Interest Participation Agreement is included in participation interest – related party.

For the three and nine months ended September 30, 2007, we had recognized approximately $143,000 and $439,000, respectively, as credit enhancement fees – related party.  As discussed in Note F, this credit enhancement was released effective January 1, 2008, and thus, no such credit enhancement fees – related party have been recognized for the three and nine months ended September 30, 2008.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, development costs that may exceed estimates, development delays, increases in interest rates, residential lot take down or purchase rates or inability to sell residential lots experienced by our borrowers, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission, the “Risk Factors” section of this report and the discussion of material trends affecting our business elsewhere in this report.

Overview

On May 15, 2006, our Registration Statement on Form S-11, covering the Offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement, at the time of such effectiveness, also covered up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20 per unit.  We have the right to reallocate the units of limited partnership interest we are offering between the primary offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units we are offering such that 16,250,000 units are being offered pursuant to the primary offering and 1,250,000 units are being offered pursuant to the DRIP.

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

Revenue Recognition

Interest income on the mortgage notes receivable is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of September 30, 2008 and 2007, we were accruing interest on all mortgage notes receivable.

Credit enhancement fee – related party income is generated by a limited guaranty agreement with UMT, an affiliate of our general partner, whereby we agree to guaranty the repayment of an amount up to $30 million with respect to a secured line of credit between UMT and UDF I, another affiliate of our general partner.  Such income is recognized on a monthly basis as collectibility is deemed probable as of September 30, 2007.  However, as of September 30, 2008, we were no longer recognizing credit enhancement fee – related party income on the limited guaranty as UDF I has negotiated the release of the UDF III Guarantee effective January 1, 2008.  See “ – Off-Balance Sheet Arrangements” below for further discussion.

The Partnership generates mortgage and transaction service revenues by originating mortgage notes receivable and other loans.  In accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, the Partnership defers recognition of income from nonrefundable commitment fees paid by the borrowers and recognizes such income on a straight-line basis over the expected life of such notes.  The Partnership also expenses a 3% acquisition and origination fee (“placement fee”) paid to the general partner to provide for processing and origination costs associated with mortgage notes receivable held by the Partnership on a straight-line basis over the expected life of such notes.  As of September 30, 2008 and December 31, 2007, approximately $3.4 million and $637,000, respectively, of these net deferred fees have been included as mortgage notes receivable and participation interest – related party.

Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable and mortgage notes receivable – related party.  We periodically perform detailed reviews of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses based on historical and current trends and other factors affecting credit losses.  We charge additions to the allowance for loan losses to current period earnings through the provision for loan losses.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  We exercise significant judgment in estimating the timing, frequency and severity of losses, which could materially affect the provision for loan losses and, therefore, net income. As of September 30, 2008 and December 31, 2007, approximately $235,000 and $78,000, respectively, of allowance for loan losses have been offset against mortgage notes receivable.

Mortgage Notes Receivable and Mortgage Notes Receivable – Related Party

Mortgage notes receivable and mortgage notes receivable – related party are recorded at the lower of cost or estimated net realizable value.  The mortgage investments are collateralized by land and related improvements to residential property owned by the borrowers and/or the ownership interests of the borrower.  Currently, the mortgage notes receivable have a term ranging from four to 60 months.  None of such mortgages is insured or guarantied by a federally owned or guarantied mortgage agency.  We originate and/or acquire all mortgage notes receivable and intend to hold the mortgage notes receivable and other loans for the life of the notes.

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions are currently paid to the limited partners at a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners.  It is the intent of management to monitor and distribute such surplus, if any, on an annual basis.  As of September 30, 2008 and December 31, 2007, we had an approximate $1.2 million deficit in retained earnings and $189,000 surplus in retained earnings, respectively, which is included in our limited partners’ capital account.  Approximately $202,000 of the surplus as of December 31, 2007 was distributed in April 2008.

Results of Operations

The three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007.

Revenues

Interest income for the three months ended September 30, 2008 and 2007 was approximately $6.7 million and $2.2 million, respectively.  Interest income for the nine months ended September 30, 2008 and 2007 was approximately $15.8 million and $4.5 million, respectively.  The increase in interest income for the three and nine months ended September 30, 2008 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) and participation interest – related party of approximately $198.8 million as of September 30, 2008, compared to $74.8 million as of September 30, 2007.

Credit enhancement fees – related party for the three and nine months ended September 30, 2007 was approximately $143,000 and $439,000, respectively.  There were no such credit enhancement fees – related party for the three and nine months ended September 30, 2008.  In April 2008, UDF I negotiated the release of the UDF III Guarantee that was entered into in October 2006 for the benefit of UMT (which is further discussed in “– Off-Balance Sheet Arrangements”).  This limited guaranty was terminated and our contingent repayment obligation relieved effective January 1, 2008.

Mortgage and transaction service revenues for the three months ended September 30, 2008 and 2007 were approximately $557,000 and $237,000, respectively.  Mortgage and transaction service revenues for the nine months ended September 30, 2008 and 2007 were approximately $1.3 million and $484,000, respectively.  The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes.  The increase in mortgage and transaction service revenues for the three and nine months ended September 30, 2008 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) and participation interest – related party of approximately $198.8 million as of September 30, 2008, compared to $74.8 million as of September 30, 2007.

We expect revenues to increase in the near future as we continue to raise proceeds from the Offering and invest proceeds in additional loans.

Expenses

Interest expense for the three months ended September 30, 2007 was approximately $3,000.  There was no interest expense for the three months ended September 30, 2008.  Interest expense for the nine months ended September 30, 2008 and 2007 was approximately $1,500 and $195,000, respectively.  Interest expense represents interest associated with the Revolving Credit Facility.  We utilize the Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of our units.  We use the Revolving Credit Facility as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  We entered into the Revolving Credit Facility in December 2006.

General and administrative expense for the three months ended September 30, 2008 and 2007 was approximately $1.1 million and $450,000, respectively.  General and administrative expense for the nine months ended September 30, 2008 and 2007 was approximately $2.9 million and $955,000, respectively.  The increase in general and administrative expense primarily relates to increased costs associated with our insurance premiums, placement fees, as well as legal and accounting fees.

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

   Cash Flow Analysis

Cash flows provided by operating activities for the nine months ended September 30, 2008 were approximately $12.0 million and were comprised primarily of net income, offset slightly with accrued interest receivable.  During the nine months ended September 30, 2007, cash provided by operating activities was approximately $3.7 million and was comprised primarily of net income, offset slightly with accrued interest receivable – related party.

Cash flows used in investing activities for the nine months ended September 30, 2008 were approximately $98.9 million, resulting from the origination and payments of mortgage notes receivable.  Cash flows used in investing activities for the nine months ended September 30, 2007 were approximately $57.1 million, resulting from the origination of mortgage notes receivable.

Cash flows provided by financing activities for the nine months ended September 30, 2008 were approximately $113.6 million, and were primarily the result of funds received from the issuance of limited partnership units, offset with payments of offering costs and distributions to limited partners.  Cash flows provided by financing activities for the nine months ended September 30, 2007 were approximately $52.9 million, and were primarily the result of funds received from the issuance of limited partnership units, offset with payments of offering costs.

Our cash and cash equivalents were approximately $27.2 million and $250,000 as of September 30, 2008 and 2007, respectively.

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

Material Trends Affecting Our Business

We are a real estate finance limited partnership and derive a substantial portion of our income by originating, purchasing, participating in and holding for investment mortgage loans made directly by us to persons and entities for the acquisition and development of real property as single-family residential lots that will be marketed and sold to home builders. We intend to concentrate our lending activities in the southeast and southwest sections of the United States, particularly in Texas, Colorado, and Arizona.  We believe these areas continue to experience demand for new construction of single-family homes; however, the U.S. housing market has suffered declines in recent quarters, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation.  Additionally, we intend to concentrate our lending activities with national and regional homebuilders and developers who sell single-family residential home lots to such national and regional homebuilders.  National and regional homebuilders are expected to reduce the number of new homes constructed in 2008 as compared to 2007.  However, we expect to see continued healthy demand for our products as the supply of finished new homes and land is once again aligned with our market demand.

Nationally, the number of new single-family residential homes sold has been declining, and average and median sales prices have been falling.  The sales of new single-family residential homes in September 2008 were at a seasonally adjusted annual rate of 464,000 units, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.  This is approximately 33.1% below the September 2007 estimate of 694,000 units and 58.6% below the December 2006 estimate of 1,120,000.  According to the same sources, the average sales price of new houses sold in September 2008 was $275,500; the median sales price was $218,400.  This is approximately 4.34% below the September 2007 average sales price of $288,000 and 5.03% below the December 2006 average sales price of $290,100.  In addition, the median sales price is approximately 8.24% below and 7.06% below the September 2007 median sales price of $238,000 and the December 2006 median price of $235,000, respectively.  The seasonally adjusted estimate of new houses for sale at the end of September 2008 was 394,000, which represents a supply of 10.4 months at the September 2008 sales rate.  The seasonally adjusted estimate of new houses for sale at the end of September 2007 was 523,000, which represented a supply of 8.3 months at the September 2007 sales rate. We believe that this significant drop in the number of new houses for sale, year-over-year, by an estimated 129,000 units reflects the homebuilding industry’s extensive efforts to bring the new housing market back to equilibrium by continuing to reduce new housing starts and selling existing new home inventory.  We further believe that housing inventories will continue to fall until they reach between 350,000 and 375,000 units in the first half of 2009, a point we believe will mark a tightened housing market.

According to the same sources, new single-family residential home permits and starts have also declined nationally, as a result and in anticipation of a rising supply of new single-family residential homes and a declining demand for new single-family residential homes.  Single-family homes authorized by building permits in September 2008 were at a rate of 532,000 units.  This is 38.7% below and 54.3% below the September 2007 estimate of 868,000 units and the December 2006 estimate of 1,164,000, respectively.   Single-family home starts for September 2008 were at a rate of 544,000 units.  This is 43.5% below the September 2007 estimate of 963,000 units and 55.8% below the December 2006 estimate of 1,230,000.

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

10 Year Home Price Appreciation

Source: Office of Federal Housing Enterprise Oversight

The Office of Federal Housing Enterprise Oversight (“OFHEO”) analyzes the combined mortgage records of Fannie Mae and Freddie Mac, which form the nation’s largest database of conventional, conforming mortgage transactions.  OFHEO’s all-transactions house price index tracks average house price changes in repeat sales or refinancing of the same single-family properties and is based on data obtained from Fannie Mae and Freddie Mac for mortgages originated over the past 34 years.

The OFHEO 2nd Quarter 2008 all-transactions house price index reports that over the past twelve months, home prices have risen on average 3.55% in Texas while home prices have fallen nationally 1.71% in that same period.  Also, home prices in the states of Florida, Nevada and California have fallen 12.41%, 14.12% and 15.8%, respectively, during that same period.  According to that same source, a majority of states have seen home prices increase over the past twelve months, while twenty states and the District of Columbia have seen home prices fall.  The OFHEO reports that only 3 states, Florida, Nevada and California have seen home prices fall by more than 10% over that period.

As of September 30, 2008, substantially all of our loans, over 92% of our portfolio, were with respect to single-family residential development projects in Texas.  Our Texas loans were in the markets of Austin, Houston, Dallas, San Antonio and Lubbock.  Our remaining loans were made with respect to single-family residential development projects in Denver, Colorado (6.3% of our portfolio) and Kingman, Arizona (1.7%).

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

The Fall 2008 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas according to the likelihood that home prices will be lower in two years, reported that Texas cities lead the nation in home price stability.  The San Francisco-based company recently analyzed housing price trends in 50 U.S. metropolitan areas for its quarterly report, released October 1, 2008.  The index also considers the impact of foreclosure rates and excess housing supply and the consequential impact on home prices.  The study predicts there is less than a 1% chance that the Dallas/Fort Worth-area, Houston-area, San Antonio-area and Austin-area home prices will fall during the next two years.  All Texas metropolitan areas included in the report are in the Top 10 least likely areas to experience a decline in home prices in two years, of the nation’s 50 largest metropolitan areas.  Fort Worth-Arlington, Texas is the nation’s least likely metropolitan area included in the study to see a price decline in the next two years, Dallas-Plano-Irving, Texas is second-least likely, Houston-Sugar Land-Baytown, Texas is third-least likely, San Antonio, Texas is fifth-least likely and Austin, Texas is ninth-least likely.

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

The United States Department of Labor reports that as of September 2008, Texas led the nation with the largest job gains over the past twelve months with 247,900 new jobs created.  This is over 8.7 times greater than the number of jobs created during this period in the nation’s second largest state for job growth, Maryland, and more than 9.8 times the jobs created during this period in the nation’s third largest state for job growth, Colorado.  The United States Department of Labor reports that the largest over-the-year percentage increases in employment in the country’s large metropolitan areas were recorded in the four top metropolitan areas of Texas:  Austin-Round Rock (+1.9%), Houston-Sugar Land-Baytown, (+2.2%), San Antonio (+2.1%), and Dallas-Fort Worth-Arlington, (+1.8%).  The Texas metropolitan areas of Austin, Houston, Dallas, San Antonio and Lubbock experienced, during the last twelve months, the creation of 14,600, 55,700, 54,300, 17,400 and 300 new jobs, respectively.

The Federal Reserve Bank Dallas has stated that although the Texas economy has weakened in the fourth quarter of 2007, the Texas economy “is still quite healthy and stronger than the national economy.”  We expect that the Texas economy and job growth will continue to slow in Texas in the coming months and that Texas will continue to outperform the national economy.

In sharp contrast to the conditions of other homebuilding markets in the country where unsold housing inventory remains a challenge, in Texas markets, new home sales are greater than new home starts, which indicates that home builders in Texas are focused on maintaining a balance of new home demand and new home supply.  Home builders and developers in Texas have remained disciplined on new home construction and project development.  New home starts have been declining year-on-year and are outpaced by new home sales in all of our Texas markets where such data is readily available.  Inventories of finished new homes and total new housing (finished vacant, under construction and model homes) remain at healthy and balanced levels in all four major Texas markets, Austin, Dallas-Fort Worth, Houston and San Antonio.  Each major Texas market is experiencing a rise of finished lot inventories as homebuilders continue to reduce the number of new home starts, with Houston, San Antonio and Austin reaching slightly elevated levels of 30-36 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.  Though the absolute number of finished lots has not changed significantly for several years, Dallas-Fort Worth has an estimated inventory of finished lots of approximately 52.8 months which has been the result of a significant decline of new home starts.

Austin continues to be one of the strongest homebuilding markets in the country. Annual new home sales in Austin outpace starts 11,903 versus 10,541, with annual new home sales declining year-on-year by approximately 21%.  With the decline in housing starts, the Austin new homebuilding market has changed from an area with a very tight lot supply to a market that is now generally balanced.  Finished housing inventory and total new housing inventory (finished vacant, under construction and model homes) remain at healthy and balanced levels of 2.3 months and 6.3 months, respectively.  The considered equilibrium levels for finished housing inventory and total new housing inventory are a 2 to 2.5 month supply and a 6.0 month supply, respectively.  Finished lot supplies have edged up to slightly elevated levels of 35.3 months, and generally below 30 months for finished lots for the construction of new homes priced below $300,000.  With the discipline evident in Austin markets, we would expect to see a decline in finished lot inventories in coming quarters as new projects have been significantly reduced.  San Antonio is also a healthy homebuilding market.  Annual new home sales in San Antonio outpace starts 11,636 versus 9,444, with annual new home sales declining year-on-year by approximately 29%.  Finished housing inventory and total new housing inventory remain at healthy levels with a 2.3 month supply and 5.8 month supply, respectively, each within or below the considered equilibrium levels.  Finished lot supplies have increased to 50.7 months.  Houston is also a healthy homebuilding market.  Annual new home sales in Houston outpace starts 34,840 versus 29,032, with annual new home sales declining year-on-year by approximately 22.6%.  Finished housing inventory and total new housing inventory have been increasing to a 2.6 month supply and 6.4 month supply, respectively, each slightly above the considered equilibrium level.  Finished lot supplies remain at slightly elevated levels of 29.7 months.  All numbers are as publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that the sales of existing homes remain healthy in our Texas markets, as well, but the inventory levels are beginning to rise.  The number of months of home inventory for sale in Austin, San Antonio, Houston, Dallas, Fort Worth and Lubbock is 6.0 months, 8.0 months, 6.6 months, 6.4 months, 6.0 months, and 5.2 months, respectively.  A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  As of September 2008, the number of existing homes sold year-to-date in (a) Austin is 18,441, down 18.3% year-on-year; (b) San Antonio is 15,376, down 18.9% year-on-year; (c) Houston is 51,535, down 15% year-on-year, (d) Dallas is 39,229, down 14.5% year-on-year, (e) Fort Worth is 7,729, down 14.4% year-on-year, and (f) Lubbock is 2,701, down 1.7% year-on-year.

The OFHEO reports that Texas had healthy existing home price appreciation between the second quarter of 2007 and the second quarter of 2008 of 3.55%.  That same report provides that existing home price appreciation between the second quarter of 2007 and the second quarter of 2008 for (a) Austin is 4.98%, (b) San Antonio is 4.02%, (c) Houston is 4.43%, (d) Dallas is 2.05%, (e) Fort Worth is 3.08%, and (f) Lubbock is 2.61%.  The OFHEO tracks average house price changes in repeat sales or refinancings of the same single-family properties utilizing conventional, conforming mortgage transactions.

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

Our general partner is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that it reasonably anticipates to have a material impact on either the income to be derived from our investments in mortgage loans, or entities that make mortgage loans, other than those referred to in our Annual Report on Form 10-K.  The  disruption of mortgage markets, in combination with a significant amount of negative national press discussing chaos in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious.  The economic turmoil taking place in the past ninety days, highlighted by the failure of highly respected financial institutions and a significant decline in equity markets around the world, and marked by unprecedented administrative and legislative actions in the United States and actions by central banks around the globe to stabilize our economy, have further caused many prospective home purchasers in our markets to postpone their purchasers.  In addition, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty.  We believe that this has resulted in an additional slowing of the sales of new homes and believe this has resulted and anticipate that this will result in a slowing of the sales of finished lots developed by our clients in certain markets; however, we continue to believe that the prices of those lots should not change materially.  We also anticipate that the decrease in the availability of replacement financing may increase the number of defaults on development loans made by us or extend the time period anticipated for the repayment of our loans.

Off-Balance Sheet Arrangements

In October 2006, we entered into the UDF III Guarantee, effective as of September 1, 2006, for the benefit of UMT, and entered into the UDF III Credit Enhancement Fee Agreement related to the UDF III Guarantee.  Pursuant to the UDF III Guarantee, we guarantied the repayment of an amount up to $30 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between UMT and UDF I.  In exchange for that guaranty, and pursuant to the UDF III Credit Enhancement Fee Agreement, UDF I pays UDF III each month in arrears an amount equal to 0.25% of the maximum liability amount, which is included in our commitment fee income.  In April 2008, UDF I negotiated the release of the UDF III Guarantee.  This limited guaranty was terminated and our contingent repayment obligation relieved effective January 1, 2008.

Contractual Obligations

As of September 30, 2008, we had funded 44 loans, including 14 loans that have been repaid by the respective borrower in full, totaling approximately $311 million.  We have approximately $78 million of commitments to be funded under the terms of mortgage notes receivable, including $24 million of mortgage notes receivable – related party and $21 million under the participation interest – related party.  As of December 31, 2007, we had funded 32 loans, including five loans that have been repaid by the respective borrower in full, totaling approximately $132 million.  As of December 31, 2007, we had approximately $75.7 million of commitments to be funded under the terms of mortgage notes receivable, including $65.8 million of mortgage notes receivable – related party.

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

As of September 30, 2008, our mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party of approximately $124 million, $51 million and $24 million, respectively, were all at fixed interest rates, and thus, such mortgage notes receivable and participation interest are not subject to change in future earnings, fair values or cash flows.  As of December 31, 2007, our mortgage notes receivable and mortgage notes receivable – related party of approximately $76.9 million and $23.2 million, respectively, were all at fixed interest rates, and thus, such mortgage notes receivable were not subject to changes in future earnings, fair values or cash flows.

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

We carefully select, and closely monitor the financial strength and stability of, the financial institutions which hold our depository accounts.  We review both primary and secondary sources of information in this monitoring process.  We interview executive management of these financial institutions and review financial information quarterly with respect to the capital adequacy, asset quality, operations, earnings and liquidity of these institutions.  Further, we monitor and review third party analysis on these financial institutions including publicly available information, information from the Federal Deposit Insurance Corporation, institutional investment company analyst reports, and Bankrate.com.  Our primary depository institutions are LegacyTexas Bank, 500 Legacy Bank, Plano, Texas 75054 and Prosperity Bank, a wholly-owned subsidiary of Prosperity Bancshares (NASDAQ:  PRSP), 4295 San Felipe, Houston, Texas 77027.

See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q for further discussion regarding our exposure to market risks.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Land Development, our general partner, including its principal executive officer and principal financial officer, evaluated, as of September 30, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of September 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

We are not a party to, and none of our assets are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

The following risk factors update and should be read in conjunction with the risk factors contained in the “Risk Factors” section set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

The homebuilding industry is undergoing a significant downturn, and its duration and ultimate severity are uncertain.  Further deterioration in industry conditions or in the broader economic conditions of the markets where we intend to operate could further decrease demand and pricing for new homes and residential home lots and have additional adverse effects on our operations and financial results.

Developers to whom we make loans and with whom we enter into subordinate debt positions will use the proceeds of our loans and investments to develop raw real estate into residential home lots.  The developers obtain the money to repay our development loans by reselling the residential home lots to homebuilders or individuals who build single-family residences on the lots.  The developer’s ability to repay our loans is based primarily on the amount of money generated by the developer’s sale of its inventory of single-family residential lots.

The homebuilding industry is cyclical and is significantly affected by changes in industry conditions, as well as in general and local economic conditions, such as:

•	employment levels and job growth;

•	demographic trends, including population increases and decreases and household formation;

•	availability of financing for homebuyers;

•	interest rates;

•	affordability of homes;

•	consumer confidence;

•	levels of new and existing homes for sale, including foreclosed homes; and

•	housing demand.

These may occur on a national scale or may affect some of the regions or markets in which we operate more than others.  An oversupply of alternatives to new homes, such as existing homes, including homes held for sale by investors and speculators, foreclosed homes, and rental properties, can also reduce the homebuilder’s ability to sell new homes, depress new home prices, and reduce homebuilder margins on the sales of new homes, which likely would reduce the amount and price of the residential home lots sold by the developers to which we have loaned money and/or increase the absorption period in which such home lots are purchased.

Also, historically, the homebuilding industry uses expectations for future volume growth as the basis for determining the optimum amount of land and lots to own.  In light of the much weaker market conditions encountered in 2006, which further deteriorated in 2007 and into 2008, we believe that expectations have changed and that the homebuilding industry significantly slowed its purchases of land and lots as part of its strategy to reduce inventory to better match the reduced rate of production.

During 2007 and through the first three quarters of 2008, the difficult conditions within the homebuilding industry became progressively more challenging as demand for new homes declined in many markets.  On September 27, 2008, a joint release from the U.S. Department of Housing and Urban Development and the Census Bureau estimated the sale of new single-family homes to be at a seasonally-adjusted rate of 464,000, 33.1% below the September 2007 estimate and 53.7% below the September 2006 estimate.  The median sales price of new houses sold in September 2008 was $218,400; the average sales price was $275,500.  The seasonally-adjusted estimate of new houses for sale at the end of September was 394,000, 23.6% below the September 2007 estimate, representing a supply of 10.4 months at the current sales rate.

In such a business climate, developers to which we have loaned money may be unable to generate sufficient income from the resale of single-family residential lots to repay our loans.  Accordingly, continued or further deterioration of homebuilding conditions or in the broader economic conditions of the markets where we operate could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our development loans and, consequently, reduce our ability to pay distributions to our limited partners.

We believe that housing market conditions will continue to be challenging and may deteriorate further.  We cannot predict the duration or ultimate severity of these challenging conditions.  However, it is our intention to invest in stable markets demonstrating strong housing fundamentals and correcting markets with strong housing fundamentals.  Our operations could be negatively affected to the extent that the housing industry downturn is prolonged or becomes more severe.

The reduction in availability of mortgage financing and the volatility and reduction in liquidity in the financial markets may adversely affect our business, and the duration and ultimate severity of the effects are uncertain.

During 2007 and 2008, the mortgage lending industry experienced significant instability due to, among other things, defaults on subprime loans and a resulting decline in the market value of such loans.  In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years.  This has led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums.  A deterioration in credit quality among subprime and other nonconforming loans has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not conforming loans, FHA/VA-eligible loans or jumbo loans (which meet conforming underwriting guidelines other than loan size).  Fewer loan products and tighter loan qualifications and any other limitations or restrictions on the availability of those types of financings in turn make it more difficult for some borrowers to finance the purchase of new homes and for some buyers of existing homes from move-up new home buyers to finance the purchase of the move-up new home buyer’s existing home.  These factors have served to reduce the affordability of homes and the pool of qualified homebuyers and made it more difficult to sell to first time and first time move-up buyers which have long made up a substantial part of the affordable housing market.  These reductions in demand would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our limited partners, and the duration and severity of the effects remain uncertain.

We also believe that the liquidity provided by Fannie Mae and Freddie Mac (“Government Sponsored Enterprises” or “GSEs”) to the mortgage industry is very important to the housing market.  These entities have recently reported losses as a result of deteriorating housing and credit market conditions.  These losses have reduced their equity and limited their ability to acquire mortgages.  The director of the Federal Housing Finance Agency (FHFA), James B. Lockhart III, on September 7, 2008 announced his decision to place two GSEs, Fannie Mae (Federal National Mortgage Association) and Freddie Mac (Federal Home Loan Mortgage Corporation), into a conservatorship run by FHFA.  That plan contained three measures:  an increase in the line of credit available to the GSEs from the U.S. Treasury, so as to provide liquidity; the right of the U.S. Treasury to purchase equity in the GSEs, so as to provide capital; and a consultative role for the Federal Reserve in a reformed GSE regulatory system.  The U.S Treasury’s support of the two GSEs while under conservatorship of the FHFA is intended to promote stability in the secondary mortgage market and lower the cost of funding.  The GSEs will modestly increase their mortgage-backed securities portfolios through the end of 2009.  Then, to address systemic risk, in 2010 their portfolios will begin to be gradually reduced at the rate of 10% per year, largely through natural run off, eventually stabilizing at a lower, less risky size.  To further support the availability of mortgage financing for millions of Americans, the U.S. Treasury is initiating a temporary program to purchase GSE mortgage-backed securities.  This program will expire with the U.S. Treasury’s temporary authorities in December 2009.  Any limitations or restrictions on the availability of such financing or on the liquidity provided by such enterprises could adversely affect interest rates and mortgage availability and could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our limited partners.

The homebuilding industry’s strategies in response to the adverse conditions in the industry have had limited success, and the continued implementation of these and other strategies may not be successful.

Most homebuilders were focused in 2007 and 2008 on generating positive operating cash flow and reducing finished new home inventories, and have done so in many cases by significantly reducing the new home prices and increasing the level of sales incentives.  Notwithstanding these sales strategies, homebuilders in 2008 continued to experience an elevated rate of sales contract cancellations.  We believe that the increase in the cancellation rate is largely due to a decrease in consumer confidence, due principally to the constant and negative national housing, financial industry, and economic news, and continued price declines and increases in the level of sales incentives for both new and existing homes in many markets.  A more restrictive mortgage lending environment and the inability of some buyers to sell their existing homes have also impacted cancellations.  Many of the factors that affect new sales and cancellation rates are beyond the control of the homebuilding industry.

Homebuilders to whom we intend to make loans will use the proceeds of our loans to construct homes.  Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders, and thus, the homebuilders’ ability to repay our loans is based primarily on the amount of money generated by the sale of such homes.  A decrease in the number of new homes sold would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our limited partners.  It is uncertain how long the reduction in sales and the increased level of cancellations will continue.

We may suffer from delays in locating suitable investments, which could adversely affect the return on your investment.

We could suffer from delays in locating suitable investments, particularly as a result of the current economic environment, capital constraints and our reliance on our general partner.  Capital constraints at the heart of the current credit crisis have reduced the number of real estate lenders able or willing to finance development, construction and the purchase of homes, thus reducing the number of homebuilders and developers that are able to receive such financing.  In the event that homebuilders and developers fail or reduce the number of their development and homebuilding projects, resulting in a reduction of new loan applicants, the availability of investments for us would also decrease.  Such decreases in the demand for secured loans could leave us with excess cash.  In such instances, we plan to make short-term, interim investments with proceeds available from sales of units and hold these interim investments, pending investment in suitable loans.  Interest returns on these interim investments are usually lower than on secured loans, which may reduce our ability to pay distributions to our limited partners, depending on how long these interim investments are held.

When we invest in short-term, interim investments using proceeds from the sale of units, those limited partners will nevertheless participate equally in our distributions of income with holders of units whose sale proceeds have been invested in secured loans.  This will favor, for a time, holders of units whose purchase monies were invested in interim investments, to the detriment of holders of units whose purchase monies are invested in normally higher-yielding secured loans.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We intend to diversify our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We expect that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over any federally insured amount.  The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

Dislocations in the credit markets and real estate markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

Domestic and international financial markets currently are experiencing significant dislocations which have been brought about in large part by failures in the U.S. banking system.  These dislocations have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit.  If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments.  If this dislocation in the credit markets persists, our ability to borrow monies to finance investments in real estate assets will be negatively impacted.  If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of real estate investments we can make, and the return on the investments we do make likely will be lower.  All of these events could have an adverse effect on our results of operations, financial condition and ability to pay distributions.

Adverse market and economic conditions will negatively affect our returns and profitability.

Our results are sensitive to changes in market and economic conditions such as the level of employment, consumer confidence, consumer income, the availability of consumer and commercial financing, interest rate levels, supply of new and existing homes, supply of finished lots and the costs associated with constructing new homes and developing land.  We may be affected by market and economic challenges, including the following, any of which may result from a continued or exacerbated general economic slowdown experienced by the nation as a whole or by the local economies where properties subject to our mortgage loans may be located:

•	poor economic conditions may result in a slowing of new home sales and corresponding lot purchases by builders resulting in defaults by borrowers under our mortgage loans;

•	job transfers and layoffs may cause new home sales to decrease;

•	lack of liquidity in the secondary mortgage market;

•	tighter credit standards for home buyers;

•	general unavailability of commercial credit; and

•	illiquidity of financial institutions.

The length and severity of any economic downturn cannot be predicted.  Our operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

We did not have any unregistered sales of securities during the nine months ended September 30, 2008.  On May 15, 2006, our Registration Statement on Form S-11 (Registration No. 333-127891), covering a public offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement, at the time of such effectiveness, also covered up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20 per unit.  We have the right to reallocate the units of limited partnership interest we are offering between the primary offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units we are offering such that 16,250,000 units are being offered pursuant to the primary offering and 1,250,000 units are being offered pursuant to the DRIP.  The aggregate offering price for the units is $350 million.

The units are being offered by select members of the Financial Industry Regulatory Authority on a “best efforts” basis, which means the selling group members will only be required to use their best efforts to sell the units and have no firm commitment or obligation to purchase any of the units.  We admit, and intend to continue to admit, new investors at least monthly.

As of September 30, 2008, we had issued an aggregate of 12,708,392 units of limited partnership interest in the Offering, consisting of 12,502,822 units that have been issued to our limited partners pursuant to our primary offering in exchange for gross proceeds of approximately $250.1 million and 293,796 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $5.9 million, minus 88,226 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $1.8 million.  The net offering proceeds to us, after deducting approximately $30.0 million of offering costs, are approximately $220.1 million.  Of the offering costs, approximately $8.6 million was paid to our general partner or affiliates of our general partner for organization and offering expenses and $21.4 million was paid to non-affiliates for selling commissions and other offering fees.  As of September 30, 2008, we had funded 44 loans, including 14 loans that have been repaid by the respective borrower in full, totaling approximately $311 million.  We have approximately $78 million of commitments to be funded under the terms of mortgage notes receivable, including $24 million of mortgage notes receivable – related party and $21 million in participation interest – related party.  We paid our general partner approximately $6.6 million for acquisition and origination fee expenses associated with the mortgage notes receivable.

Unit Redemption Program

Our general partner has adopted a unit redemption program for our investors.  The purchase price for the redeemed units is set forth in the prospectus for the Offering, as supplemented.  Our general partner reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a limited partner or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend and/or reestablish our unit redemption program.  Under the terms of the program, we will not redeem in excess of 5% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of redemption.  Our general partner will determine from time to time whether we have sufficient excess cash from operations to repurchase units.  Generally, the cash available for redemption will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from our distribution reinvestment plan.  The following table sets forth information relating to units of limited partnership interest that have been repurchased during the quarter ended September 30, 2008:

2008	Total number of units of limited partnership interest repurchased	Average price paid per unit of limited partnership interest	Total number of units of limited partnership interest repurchased as part of publicly announced plan	Maximum number of units of limited partnership interest that may yet be purchased under the plan
July	17,771	$ 18.49	17,771	(1)
August	-	$ -	-	(1)
September	17,546	$ 18.70	17,546	(1)
	35,317	$ 18.59	35,317	(1)

_____________________

(1)	A description of the maximum number of units of limited partnership interest that may be purchased under our redemption program is included in the narrative preceding this table.

Item 5.  Other Information.

None.

Item 6. Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Index to Exhibits attached hereto.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Development Funding III, L.P.

By:    UMTH Land Development, L.P.
           Its General Partner

Dated:  November 14, 2008                                                                 By:           /s/ Hollis M. Greenlaw
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

10.1	Secured Line of Credit Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P.

10.2	Secured Line of Credit Promissory Note by United Development Funding Land Opportunity Fund, L.P. for the benefit United Development Funding III, L.P.

10.3	Security Agreement by United Development Funding, L.P in favor of United Development Funding III, L.P.

10.4	Security Agreement by United Development Funding Land Opportunity Fund, L.P. in favor of United Development Funding III, L.P.

10.5	First Amendment to Secured Line of Credit Promissory Note by United Development Funding X, L.P. for the benefit of United Development Funding III, L.P.

10.6	Economic Interest Participation Agreement and Purchase Option between United Mortgage Trust and United Development Funding III, L.P.

10.7	Fairness Opinion with respect to Secured Line of Credit Promissory Note by United Development Funding, L.P.for the benefit of United Development Funding III, L.P.

10.8	Fairness Opinion with respect to Economic Interest Participation Agreement and Purchase Option between United Mortgage Trust and United Development Funding III, L.P.

10.9	Fairness Opinion with respect to First Amendment to Secured Line of Credit Promissory Note by United Development Funding X, L.P. for the benefit of United Development Funding III, L.P.

10.10	Fairness Opinion with respect to Secured Line of Credit Promissory Note by United Development Funding Land Opportunity Fund, L.P. for the benefit United Development Funding III, L.P.

10.11                                       Second Amended Secured Line of Credit Promissory Note and Security Agreement between United Mortgage Trust and United Development Funding, L P.
                                                dated June 20, 2006 (previously filed as Exhibit 10.1 to Form 8-K filed by United Mortgage Trust on June 21, 2006 and incorporated herein by reference)
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