Form 10-K
period 2008-12-31
United Development Funding III, LP
filed 2009-03-31
CIK 1335732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

1301 Municipal Way, Suite 100, Grapevine, Texas 76051
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code:  (214) 370-8960

 Securities registered pursuant to section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Units of Limited Partnership Interest

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the limited partnership interests held by nonaffiliates of the Registrant as of June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $177,150,838.

As of March 24, 2009, the Registrant had 16,740,552 units of limited partnership interest outstanding.

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-K
Year Ended December 31, 2008

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, including discussion and analysis of United Development Funding III, L.P. (which may be referred to as the “Partnership,” “we,” “us,” “our,” or “UDF III”) and our subsidiaries, our financial condition, our investment objectives, amounts of anticipated cash distributions to our limited partners in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guaranties of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

Our general partner is UMTH Land Development, L.P., a Delaware limited partnership (“Land Development”).  Land Development is responsible for our overall management, conduct and operation.  Our general partner has authority to act on our behalf in all matters respecting us, our business and our property.  The limited partners shall take no part in the management of our business or transact any business for us and shall have no power to sign for or bind us; provided, however, that the limited partners, by a majority vote and without the concurrence of the general partner, have the right to:  (a) amend the Agreement of Limited Partnership, as amended (the “Partnership Agreement”), governing the Partnership, (b) dissolve the Partnership, (c) remove the general partner or any successor general partner, (d) elect a new general partner, and (e) approve or disapprove a transaction entailing the sale of all or substantially all of the real properties acquired by the Partnership.

On May 15, 2006, our Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covered up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (“DRIP”) for $20 per unit.  We have the right to reallocate the units of limited partnership interest we are offering between the primary offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units being offered such that 16,250,000 units are being offered pursuant to the primary offering and 1,250,000 units are being offered pursuant to the DRIP.   Our initial public subscribers were accepted as limited partners on July 3, 2006.  As of December 31, 2008, we had issued an aggregate of 15,019,292 units of limited partnership interest in the Offering, consisting of 14,739,257 units that have been issued to our limited partners in exchange for gross proceeds of approximately $294.9 million (approximately $259.6 million, net of costs associated with the Offering) and another 415,660 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $8.3 million, minus 135,625 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $2.7 million.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

Our Partnership Agreement provides that we will continue in existence until December 31, 2028, unless sooner terminated as provided in the Partnership Agreement or unless such term is extended by the General Partner and the majority vote of the Limited Partners.

We will experience a relative increase in liquidity as subscriptions for units are received and accepted, and if we obtain a new credit facility to provide transitory indebtedness.  We will experience a relative decrease in liquidity as Offering proceeds are expended in connection with the funding and acquisition of mortgage loans, as amounts that may be drawn under a new credit facility are repaid, as we pay or reimburse selling commissions and other organization and Offering expenses, and as we cease accepting subscriptions for units for our primary offering.

Loan Portfolio

As of December 31, 2008, we had originated 49 loans (14 of which were repaid in full by the respective borrowers) with an aggregate principal amount of approximately $386 million.  As of December 31, 2008, there are approximately $56.4 million of commitments to be funded, including approximately $25.3 million to related parties, under the terms of mortgage notes receivable and participation interests.

Approximately 95% of the outstanding aggregate principal amount of mortgage notes originated by us as of December 31, 2008 are secured by properties located throughout Texas, approximately 4% are secured by properties located in Colorado and approximately 1% are secured by properties located in Arizona.  Approximately 49% of the outstanding aggregate principal amount of mortgage notes originated by us as of December 31, 2008 are secured by properties located in the Dallas, Texas area; approximately 31% are secured by properties located in the Austin, Texas area; approximately 8% are secured by properties located in the Houston, Texas area; approximately 6% are secured by properties located in the Lubbock, Texas area; approximately 1% are secured by properties located in the San Antonio, Texas area; approximately 4% are secured by properties located in the Denver, Colorado area; and approximately 1% are secured by properties located in the Kingman, Arizona area.  Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.  Fifteen of the 35 loans outstanding as of December 31, 2008, representing approximately 67% of the aggregate principal amount of the outstanding loans, are made with respect to projects that are presently selling finished home lots to national public or regional private homebuilders, or are made with respect to a project in which one of these homebuilders holds an option to purchase the finished home lots and has made a significant forfeitable earnest money deposit. Twenty of the 35 loans outstanding as of December 31, 2008, representing approximately 64% of the aggregate principal amount of the outstanding loans, are made to developer entities which hold ownership interests in projects other than the project funded by us.  Fourteen of the 35 loans outstanding as of December 31, 2008, representing approximately 72% of the aggregate principal amount of the outstanding loans, are secured by multiple single-family residential communities.  Nineteen of the 35 loans outstanding as of December 31, 2008, representing approximately 58% of the aggregate principal amount of the outstanding loans, are secured by a personal guarantee of the developer in addition to a lien on the real property or the equity interests in the entity that holds the real property.

The average interest rate payable with respect to the 35 loans outstanding as of December 31, 2008 is 14.2%, and the average term of the loans is approximately 26 months.

Investment Objectives and Policies

Principal Investment Objectives

Our principal investment objectives are:
•
to make, originate or acquire a participation interest in mortgage loans (secured by first priority or junior priority liens against real property or liens against equity interests of entities that hold real property) typically in the range of $500,000 to $10 million, and to provide credit enhancements to real estate developers and regional and national homebuilders who acquire real property, subdivide such real property into single-family residential lots and sell such lots to homebuilders or build homes on such lots;

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

We intend to reinvest the principal repayments we receive on loans to create or invest in new loans during the term of the Partnership. However, following the seventh anniversary of the effectiveness of the Offering on May 15, 2006, a limited partner may elect to receive his or her pro rata share of any loan principal repayments. Any capital not reinvested will be used first to return our limited partners’ capital contributions and then to pay distributions to our limited partners. Within 20 years after termination of the Offering, we will either (1) make an orderly disposition of investments and distribute the cash to investors or (2) upon approval of limited partners holding more than 50% of the outstanding units, continue the operation of the Partnership for the term approved by the limited partners.

Cash available for distributions are the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions are currently paid to the limited partners as a 9.75% annualized return on a pro rata basis based on the number of days the limited partner has been invested in the Partnership.  Retained earnings would contain a surplus if the cash available for distribution less the 9.5% reserve exceeded the monthly distributions to the general partner and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distributions to the general partner and limited partners.  It is the intent of management to monitor and distribute such surplus on an annual basis.  The chart below summarizes the approximate amount of distributions to our general partner and limited partners, the retained earnings reserve and the retained earnings deficit and surplus as of December 31, 2008 and 2007, respectively:

	As of December 31,
	2008		2007
General Partner	$2,764,000		$677,000
Limited Partners	23,099,000	(1)	4,997,000	(2)
Retained Earnings Reserve	600,000		900,000
Retained Earnings Surplus (Deficit)	(2,168,000)		189,000

________________

(1)  approximately $14.8 million paid in cash and approximately $8.3 million reinvested in 415,660 units of limited partnership interest under the DRIP.

(2)  approximately $3.4 million paid in cash and approximately $1.6 million reinvested in 79,614 units of limited partnership interest under the DRIP.

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

If there is no third-party financing for a development project, our lien on the subject parcels is a first priority lien. If there is third-party financing, our lien on the subject parcels is subordinate to such financing. We enter each loan prepared to assume or retire any senior debt if necessary to protect our capital. We seek to enter into agreements with third-party lenders that require the third-party lenders to notify us of a default by the developer under the senior debt and allow us to assume or retire the senior debt upon any default under the senior debt.  As of December 31, 2008, 21% of the aggregate principal amount of mortgage notes we have originated was in a first lien position, 8% of the aggregate principal amount of mortgage notes we have originated was in a subordinate lien position, and 71% of the aggregate principal amount of mortgage notes we have originated was secured by a pledge of partnership interests or by both a subordinate lien position and a pledge of partnership interests.

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

•	Geographical Boundaries. We may buy or originate loans in any of the 48 contiguous United States. As of December 31, 2008, we have originated loans in Texas, Colorado, Arizona and New Mexico.

Credit Facility

On December 29, 2008, a revolving credit facility (the “Revolving Credit Facility”) that we had entered into in December 2006, with Premier Bank, a Missouri banking association d/b/a Premier Bank of Texas, which permitted us to borrow up to an aggregate outstanding principal amount of $10 million, was terminated.  The terminated Revolving Credit Facility was secured by a first priority lien upon all of the Partnership’s existing and future acquired assets.  In consideration for the origination of the terminated Revolving Credit Facility, we paid an origination fee in the amount of approximately $113,000, which was amortized over the two-year term of the terminated Revolving Credit Facility.  The annual interest rate on the terminated Revolving Credit Facility was equal to the prime rate of interest as quoted in the Wall Street Journal (3.25% at December 29, 2008 and 7.25% at December 31, 2007).

We utilized the terminated Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of our units.  Proceeds from the sale of our units were used to repay the terminated Revolving Credit Facility.  We used the terminated Revolving Credit Facility as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  As of December 31, 2007, approximately $2.3 million was outstanding on the terminated Revolving Credit Facility.  No balance was outstanding at the time of termination of the Revolving credit facility.  Interest expense related to the terminated Revolving Credit Facility was approximately $1,500 and $256,500 for the years ended December 31, 2008 and 2007, respectively.

Borrowing Policies

The Partnership Agreement authorizes us to borrow funds up to an amount equal to 70% of the aggregate fair market value of all of our mortgage notes receivable.  We are permitted by our Partnership Agreement to borrow money to:
•	acquire or make mortgage loans;
•	prevent defaults under senior loans or discharge them entirely if that becomes necessary to protect our interests; or
•	assist in the development or sale of any real property that we have taken over as a result of default.

    If our general partner determines it is advantageous to us, we may borrow money only if such borrowings do not constitute “acquisition indebtedness” as such term is defined in Section 514 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and the Treasury Regulations and rulings thereunder.  Our use of leverage increases our risk of loss, however, because defaults on indebtedness secured by our assets may result in lenders initiating foreclosure of our assets.

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

Our general partner, who will make all of our investment decisions, will be responsible for managing our affairs on a day-to-day basis and for identifying and making loans on our behalf. UMT Holdings, L.P. (“UMT Holdings”) holds 99.9% of the limited partnership interests in our general partner. UMT Services, Inc. (“UMT Services”) owns the remaining 0.1% of the limited partnership interests in our general partner and serves as its general partner.  Theodore “Todd” F. Etter, Jr. and Hollis M. Greenlaw, who are directors of UMT Services, own 100% of the equity interests in UMT Services.

Our general partner was organized in March 2003 and serves as the asset manager for United Development Funding, L.P. (“UDF I”) and United Development Funding II, L.P. (“UDF II”), each a Delaware limited partnership and related party.  An affiliate of our general partner serves as the advisor to United Mortgage Trust (“UMT”), a real estate investment trust organized under the laws of the state of Maryland, and to United Development Funding IV (“UDF IV”), a newly organized Maryland real estate investment trust.  Our general partner manages and is also the general partner of United Development Funding Land Opportunity Fund, L.P., a Delaware limited partnership and related party (“UDF LOF”).  UDF I, UDF II, UDF LOF and UDF IV are real estate finance companies that engage in the business in which we engage and intend to engage.

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

Housing Industry

The U.S. housing market has suffered declines over the past three years, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation.  Although our general partner believes that the housing markets in the geographic areas in which we have invested will not be significantly impacted by the general decline in the U.S. housing market, our general partner does believe that the publicly traded national homebuilders with which it does business are reducing and will continue to reduce supply and inventory overhang of new single-family residences and, as a result, will likely reduce the number of new homes they construct in 2009 as compared to the number of new homes constructed in 2008.  We expect to see continued healthy demand for our products as the supply of finished new homes and land are once again aligned with market demand.

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

The homebuilding industry is undergoing a significant downturn, and its duration and ultimate severity are uncertain. Further deterioration in industry or economic conditions or in the broader economic conditions of the markets where we operate could further decrease demand and pricing for new homes and residential home lots and have additional adverse effects on our operations and financial results.

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

Also, historically, the homebuilding industry uses expectations for future volume growth as the basis for determining the optimum amount of land and lots to own.  In light of the much weaker market conditions encountered in 2006, which further deteriorated in 2007 and 2008, we believe that expectations have changed and that the homebuilding industry significantly slowed its purchases of land and lots as part of its strategy to reduce inventory to better match the reduced rate of production.

During 2008, the difficult conditions within the homebuilding industry became progressively more challenging as demand for new homes continued to decline in many markets.  On January 29, 2009, a joint release from the U.S. Department of Housing and Urban Development and the Census Bureau estimated the sale of new single-family homes to be at a seasonally-adjusted rate of 331,000, 44.8% below the December 2008 estimate.  The median sales price of new houses sold in December 2008 was $230,600; the average sales price was $291,800.  The seasonally-adjusted estimate of new houses for sale at the end of December was 357,000, 27.8% below the December 2008 estimate, representing a supply of 12.9 months at the December 2008 sales rate.

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

We also believe that the liquidity provided by Fannie Mae and Freddie Mac (“Government Sponsored Enterprises” or “GSEs”) to the mortgage industry is very important to the housing market. These entities have recently reported losses as a result of deteriorating housing and credit market conditions. These losses have reduced their equity and limited their ability to acquire mortgages. The director of the Federal Housing Finance Agency (FHFA), James B. Lockhart III, on September 7, 2008 announced his decision to place two GSEs, Fannie Mae (Federal National Mortgage Association) and Freddie Mac (Federal Home Loan Mortgage Corporation), into a conservatorship run by FHFA. That plan contained three measures: an increase in the line of credit available to the GSEs from the U.S. Treasury, so as to provide liquidity; the right of the U.S. Treasury to purchase equity in the GSEs, so as to provide capital; and a consultative role for the Federal Reserve in a reformed GSE regulatory system. The U.S. Treasury’s support of the two GSEs while under conservatorship of the FHFA is intended to promote stability in the secondary mortgage market and lower the cost of funding. The GSEs will modestly increase their mortgage-backed securities portfolios through the end of 2009. Then, to address systemic risk, in 2010 their portfolios will begin to be gradually reduced at the rate of 10% per year, largely through natural run off, eventually stabilizing at a lower, less risky size. To further support the availability of mortgage financing for millions of Americans, the U.S. Treasury is initiating a temporary program to purchase GSE mortgage-backed securities. This program will expire with the U.S. Treasury’s temporary authorities in December 2009. Any limitations or restrictions on the availability of such financing or on the liquidity provided by such enterprises could adversely affect interest rates and mortgage availability and could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our limited partners.

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

    A decrease in the number of new homes sold would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our limited partners. It is uncertain how long the reduction in sales and the increased level of cancellations will continuee.

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

During 2007 and 2008, the mortgage lending industry experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults.  This in turn resulted in a decline in the market value of many mortgage loans and related securities.  Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years.  Credit requirements tightened, and investor demand for mortgage loans and mortgage-backed securities declined.  The deterioration in credit quality has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not eligible for sale to Fannie Mae or Freddie Mac or loans that do not meet Federal Housing Administration (FHA) and Veterans Administration (VA) requirements.  In general, fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans in turn make it more difficult for many buyers to finance the purchase of homes.  These factors serve to reduce the pool of qualified homebuyers and made it more difficult to sell to first time and move-up buyers.

We believe that the liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market.  These entities have recently required substantial injections of capital from the federal government.  These injections have been accompanied by criticism that the pool of homebuyers these institutions seek to assist should be reduced.  Any reduction in the availability of the financing provided by these institutions could adversely affect interest rates, mortgage availability and the sales of new homes and mortgage loans.

In recent years a growing number of homebuyers used down payment assistance programs, which allowed them to receive gift funds from non-profit corporations as a down payment.  Homebuilders had been a source of funding for these programs.  However, the American Housing Rescue and Foreclosure Prevention Act of 2008 eliminated seller-funded down payment assistance on FHA-insured loans approved on or after October 1, 2008.  With the elimination of these gift fund programs, we expect that homebuilders will seek other financing alternatives to assist their customers, and seek down payment programs for those customers who meet applicable guidelines.  There can be no assurance, however, that any such alternative programs are available or as attractive to homebuyers as the programs previously offered, and new home sales could suffer.

Because of the decline in the availability of other mortgage products, FHA and VA mortgage financing support has become a more important factor in marketing new homes.  The American Housing Rescue and Foreclosure Prevention Act of 2008, however, includes a provision that increases a buyer’s down payment from at least 3.0% to at least 3.5% of the appraised value of the property on FHA- insured loans.  This down payment requirement may impact the ability of homebuilders that meet the FHA guidelines to obtain financing.  Additionally, this limitation and other limitations or restrictions on the availability of FHA and VA financing could adversely affect interest rates, mortgage availability and new home sales and mortgage loans.

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

We may suffer from delays in locating suitable investments, particularly as a result of the current economic environment and capital constraints, which could adversely affect the return on limited partners’ investments.

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

When we invest in short-term, interim investments using proceeds from the sale of units, those limited partners will nevertheless participate pro rata  in our distributions of income with holders of units whose sale proceeds have been invested in secured loans.  This will favor, for a time, holders of units whose purchase monies were invested in interim investments, to the detriment of holders of units whose purchase monies are invested in normally higher-yielding secured loans.

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

Our general partner is the general partner for UDF LOF.  An affiliate of our general partner is the advisor to UMT and UDF IV.  Our general partner is an affiliate of the general partner of UDF I and UDF II and provides asset management services to UDF I, UDF II, UDF IV and UDF LOF.  Our general partner may not always be able to allocate investment opportunities on a pro rata basis among us, UDF I, UDF II, UDF IV and UDF LOF.

Our general partner seeks to equitably apportion among us and the other United Development Funding programs all suitable investment opportunities of which it becomes aware. We entered into a participation agreement with UDF I and UDF II pursuant to which we invest in the same loans and transactions as UDF I and UDF II on a pro rata basis based on the amount of capital held by each entity that is available for investment.  However, circumstances may arise, due to availability of capital or other reasons, when it is not possible for us to make an investment on such pro rata basis. Our general partner may determine not to invest in otherwise suitable investments in which other United Development Funding programs will participate in order for us to avoid unrelated business taxable income, or “UBTI,” which is generally defined as income derived from any unrelated trade or business carried on by a tax-exempt entity or by a partnership of which it is a member, and which is generally subject to taxation.  We cannot assure limited partners that we will be able to invest in all investment opportunities of which our general partner becomes aware that may be suitable for us on a pro rata basis or otherwise.

Our founders may form other companies that will engage in the same business as we will, and we may not always be able to participate in investment opportunities on a pro rata basis between us and such other companies.

Our general partner and its affiliates may engage in additional real estate-related activities in the future, including the activities in which we engage, and may form new entities to engage in these activities. If new companies are formed for the purpose of engaging in the businesses in which we engage, our founders intend to allocate investment opportunities among us, UDF I, UDF II, UDF IV, UDF LOF and the new entities equitably. However, we cannot assure limited partners that we will be able to participate in all or any investment opportunities in which such other companies participate, on an equitable basis or otherwise.

Certain of the principals of our general partner will face conflicts of interest relating to the extension and purchase of loans, and such conflicts may not be resolved in our favor.

Certain of the principals of our general partner are also principals, directors, employees, officers and equity holders of other entities, including UDF I, UDF II, UDF IV, UDF LOF, UMT Holdings and UMT Services, and they may also in the future hold positions with, and interests in, other entities engaged in real estate activities. These multiple responsibilities may create conflicts of interest for these individuals if they are presented with opportunities that may benefit us and their other affiliates. These individuals may be incentivized to allocate opportunities to other entities rather than to us if they are more highly compensated based on investments made by other entities. In determining which opportunities to allocate to us and to their other affiliates, these individuals will consider the investment strategy and guidelines of each entity. Because we cannot predict the precise circumstances under which future potential conflicts may arise, we intend to address potential conflicts on a case-by-case basis. There is a risk that our general partner will choose an investment for us that provides lower returns to us than a loan made by one of our affiliates. Our Partnership Agreement provides that it shall be deemed not to be a breach of any obligation our general partner has to us or our limited partners for the general partner or its affiliates to engage in other business activities in preference to or to the exclusion of us. The Partnership Agreement also expressly states that the general partner has no obligation to present business opportunities to us.

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

Affiliates of our general partner have sponsored private and public placement offerings on behalf of UDF I, UDF II, UDF IV and UDF LOF, all of which are unspecified, or “blind pool,” programs. Because our general partner or its affiliates will have advisory and management arrangements with these other United Development Funding programs, it is likely that they will encounter opportunities to invest in or acquire interests in mortgage loans, mezzanine loans, participations and/or properties to the benefit of one of the United Development Funding programs, but not others. Our general partner or its affiliates may make decisions to finance certain properties, which decisions might disproportionately benefit a United Development Funding program other than us. In such event, our results of operations and ability to pay distributions to our unit holders could be adversely affected.

Because our general partner and its affiliates control us, UDF I, UDF II, UDF IV and UDF LOF, agreements and transactions among the parties with respect to any co-investment among two or more of such parties will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these co-investment arrangements, we may not have a first priority position with respect to the underlying collateral. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. In addition, to the extent that our co-venturer is an affiliate of our general partner, certain conflicts of interest will exist.

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

We intend to conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We intend to qualify for an exclusion from registration under Section 3(c)(5)(C) of the Investment Company Act, which generally means that at least 55% of our portfolio must be comprised of qualifying real estate assets and at least another 25% of our portfolio must be comprised of additional qualifying real estate assets and real estate-related assets. Although we monitor our portfolio periodically and prior to each acquisition, we may not be able to maintain this exclusion from registration. How we determine to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the Securities and Exchange Commission in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the Securities and Exchange Commission will concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the Securities and Exchange Commission may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

To maintain compliance with the Investment Company Act exclusion, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy. Further, we may not be able to invest in a sufficient number of qualifying real estate assets and/or real estate-related assets to comply with the exclusion from registration.

Failure to maintain an exclusion from registration under the Investment Company Act would require us to significantly restructure our business plan. For example, because affiliate transactions are severely limited under the Investment Company Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company, and we may be required to terminate our agreements with affiliates, which could have a material adverse effect on our ability to operate our business and pay distributions.

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

The prices we may pay for units redeemed under our unit redemption program may exceed the net asset value of such units at the time of redemption. If this were to be the case, investors who do not elect or are unable to have some or all of their units redeemed under our unit redemption program would suffer dilution in the value of their units as a result of redemptions. We have created a reserve from our net interest income and net proceeds from capital transactions to recover some of the organization and offering expenses, including selling commissions and marketing support fees, we incur in connection with the Offering in order to cause the net asset value of the Partnership to be on parity with or greater than the amount we may pay for units under our unit redemption program. However, it is likely that non-redeeming unit holders will experience dilution as a result of redemptions which occur at a time when the net asset value has decreased, regardless of the reserve.

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

Our general partner and its affiliates perform services for us in connection with the offer and sale of the units, the selection and acquisition of our investments, and the administration of our investments. They are paid fees for these services, which reduce the amount of cash available for investment in properties or distribution to limited partners.

We are under no obligation to pay cash distributions.  Distributions may be paid from capital and there can be no assurance that we will be able to pay or maintain cash distributions, or that distributions will increase over time.

There are many factors, including factors beyond our control that can affect the availability and timing of cash distributions to limited partners. Distributions will be based principally on cash available from our loans, real estate securities and other investments. The amount of cash available for distributions will be affected by our ability to invest in mortgage loans, mezzanine loans or participations in loans as Offering proceeds become available, the yields on the mortgage loans in which we invest, amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income) and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We are under no obligation to pay cash distributions and we can provide no assurance that we will be able to pay or maintain distributions or that distributions will increase over time. Nor can we give any assurance that income from the loans we make or acquire, or in which we participate, will increase or that future investments will increase our cash available for distributions to limited partners. Our actual results may differ significantly from the assumptions used by our general partner in establishing the distribution rate to limited partners.

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

We intend to diversify our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities.  We expect that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over any federally insured amount.  The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our limited partners’ investments.

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

If any of these risks were to materialize, then the return on the particular investment could be reduced, and our business, financial condition and results of operations could be adversely affected.

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

Borrowings may increase our limited partners’ risks if default occurs.

    In the past, we have utilized the Revolving Credit Facility with Premier Bank as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, such as utilizing borrowings under the Revolving Credit Facility to fund identified investments pending receipt of proceeds from the sale of our units.  Proceeds from the sale of our units were used to repay the Revolving Credit Facility.  We used the Revolving Credit Facility as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  Although we terminated the Revolving Credit Facility in December 2008, we are not precluded from entering into other transitory borrowing arrangements.

    We and our limited partners will face increased risk as a result of any future borrowings.  If the interest rates we are able to charge on our mortgage loans decrease below the interest rates we must pay on our borrowings, payments of interest due on our borrowings will decrease our income otherwise available for distribution to limited partners. In addition, if one of our mortgage loans goes into default and we are unable to obtain repayment of the principal amount of the loan through foreclosure or otherwise, payments of principal required on our borrowings will decrease the amount of cash we have available and could reduce the amounts we otherwise would have available for repurchases of units from limited partners.

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

Dislocations in the credit markets and real estate markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to limited partners.

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

Terrorist attacks may harm our results of operations and limited partners’ investments. We cannot assure limited partners that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly or indirectly impact the value of the property underlying our loans. Losses resulting from these types of events are generally uninsurable. Moreover, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They could also result in economic uncertainty in the United States or abroad. Adverse economic conditions resulting from terrorist activities could negatively impact borrowers’ ability to repay loans we make to them or harm the value of the property underlying our loans, both of which would impair the value of our investments and decrease our ability to make distributions to limited partners.

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

We will be subject to a number of legal and regulatory requirements, including regulations regarding interest rates, mortgage laws, securities laws and tax laws, which may adversely affect our operations.

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

Limited partners will be required to report their allocable share of our taxable income on their personal income tax return regardless of whether they have received any cash distributions from us. It is possible that limited partners’ units will be allocated taxable income in excess of their cash distributions. We have established reserves for working capital, our unit redemption program and to recover some of the organization and offering expenses incurred in connection with the Offering. The establishment and maintenance of these reserves reduces the amount of cash otherwise distributable to limited partners and could result in limited partners not being distributed cash equal to their taxable income that results from the allocation of income from us. Further, if limited partners participate in our DRIP, they will be allocated their share of our net income, including net income allocable to units acquired pursuant to our DRIP, even though they will receive no cash distributions from us. We cannot assure limited partners that cash flow will be available for distribution in any year. As a result, limited partners may have to use funds from other sources to pay their tax liability.

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

If limited partners are investing the assets of a pension, profit sharing, 401(k), Keogh or other qualified retirement plan, or the assets of an IRA, in our units of limited partnership interest, they should satisfy themselves that, among other things:
•	their investment is consistent with their fiduciary obligations under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, and the Internal Revenue Code;
•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;
•	their investment satisfies the prudence and diversification requirements of ERISA;
•	their investment will not impair the liquidity of the plan or IRA;
•	their investment will not produce UBTI for the plan or IRA;
•	they will be able to value the assets of the plan annually in accordance with ERISA requirements; and
•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

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

We may incur indebtedness, which will cause re-characterization of a portion of our income allocable to tax-exempt investors as UBTI. If we generate UBTI, a trustee of a charitable remainder trust that has invested in us will lose its exemption from income taxation with respect to all of its income for the tax year in question. A tax-exempt limited partner other than a charitable remainder trust that has UBTI in any tax year from all sources of more than $1,000 will be subject to taxation on such income and will be required to file tax returns reporting such income.

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

    Notwithstanding the above, in February 2009 the Financial Industry Regulatory Authority (“FINRA”) released Regulatory Notice 09-09. This notice confirms that the National Association of Securities Dealers (“NASD”) Rule 2340(c)(2) prohibits broker-dealers that are required to report an estimated value per unit for direct participation programs from using a per unit estimated value developed from data that is more than 18 months old.  This means that broker-dealers participating in our Offering cannot use the last price paid to acquire a unit in our Offering as the estimated value per unit of our units of limited partnership interest beginning 18 months after the date we cease offering units in our Offering. We are currently evaluating the method that we will use to assist broker-dealers with this requirement.

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

The purchase price for units redeemed upon the death of a limited partner will be the lesser of (1) the price the limited partner actually paid for the units or (2)  $20 per unit, limited to aggregate annual redemptions not to exceed 1% of units outstanding in the preceding twelve-month period.  The price we will pay for units redeemed upon the death of a limited partner will be offset by any net proceeds from capital transactions previously distributed to the deceased limited partner, or his or her estate, in respect of such units as a return of capital contributions. In no event will the total amount paid for redeemed units, including any net proceeds from capital transactions previously distributed to the deceased limited partner, or his or her estate, in respect of the redeemed units as a return of capital, exceed the then-current offering price. Distributions of cash available for distribution from our operations will not effect the price we will pay in respect of our redeemed units. Although we do not intend to make distributions in excess of available cash, we are not precluded from doing so. Any such distributions would be a return of capital to limited partners and would offset the price we will pay for redeemed units.

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

Our unit redemption program is only intended to provide limited interim liquidity for our limited partners until our liquidation, since there is no public trading market for our units and we do not expect that any market for our units will ever develop. Units owned by our general partner or its affiliates will not be redeemed pursuant to our unit redemption program. Neither our general partner nor any of its affiliates will receive any fee on the repurchase of units by us pursuant to the unit redemption program.

We will cancel the units we purchase under the unit redemption program and will not reissue the units unless they are first registered with the Securities and Exchange Commission under the Securities Act and under appropriate state securities laws or otherwise issued in compliance with such laws and our Partnership Agreement.

The foregoing provisions regarding the unit redemption program in no way limit our ability to repurchase units from limited partners by any other legally available means for any reason that our general partner, in its discretion, deems to be in our best interest.

As of December 31, 2008, 135,625 limited partnership units had been redeemed.  As of December 31, 2007, no limited partnership units had been redeemed.

During the fourth quarter ended December 31, 2008, we redeemed units as follows:

2008	Total number of units of limited partnership interest redeemed	Average price paid per unit of limited partnership interest	Total number of units of limited partnership interest redeemed as part of publicly announced programs	Maximum number of units of limited partnership interest that may yet be purchased under the programs
October	18,063	$ 18.53	18,063	(1)
November	18,427	$ 18.79	18,427	(1)
December	10,910	$ 19.57	10,910	(1)
Total	47,400	$ 18.87	47,400	(1)

_____________________

(1)	A description of the maximum number of units that may be purchased under our redemption program is included in the narrative preceding this table.

Holders

As of March 24, 2009 we had 16,740,552 limited partnership units outstanding that were held by a total of approximately 8,461 limited partners.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan pursuant to which investors may elect to have a portion of the full amount of their distributions from us reinvested in additional units. As of December 31, 2008, we were offering 1,250,000 units for sale pursuant to our DRIP at $20 per unit, which will be available only until the termination of the Offering, which is anticipated to be May 15, 2009, unless extended by our general partner. See “Subsequent Events” below for a description of the additional reallocation of DRIP units on March 9, 2009.

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

The chart below summarizes the amount of distributions to our general partner and limited partners, the retained earnings reserve and the retained earnings deficit and surplus as of December 31, 2008 and 2007, respectively:

	As of December 31,
	2008		2007
General Partner	$2,764,000		$677,000
Limited Partners	23,099,000	(1)	4,997,000	(2)
Retained Earnings Reserve	600,000		900,000
Retained Earnings Surplus (Deficit)	(2,168,000)		189,000

___________________

(1)	approximately $14.8 million paid in cash and approximately $8.3 million reinvested in 415,660 units of limited partnership interest under the DRIP.

(2)	approximately $3.4 million paid in cash and approximately $1.6 million reinvested in 79,614 units of limited partnership interest under the DRIP.

Distributions to our general partner and limited partners in 2008 and 2007 were paid out of our cash flow from operations.  There can be no assurance that future cash flow will support distributions at the current rate; however, we expect to continue to make distributions from cash available.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

On May 15, 2006, our Registration Statement on Form S-11 (Registration No. 333-127891), covering a public offering of our units of limited partnership interest, was declared effective under the Securities Act of 1933, as amended.  The aggregate offering price for the units under the Offering is $350 million.  At the time of effectiveness, the Registration Statement covered up to 12,500,000 units of limited partnership interest at a price of $20 per unit pursuant to the primary offering and up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20 per unit.  We have the right to reallocate the units of limited partnership interest we are offering between the primary offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated  the units being offered such that 16,250,000 units are being offered pursuant to the primary offering and 1,250,000 units are being offered pursuant to the DRIP.  See “Subsequent Events” below for a description of the additional reallocation of units of limited partnership interests.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

The units are being offered by select members of  FINRA on a “best efforts” basis, which means the selling group members will only be required to use their best efforts to sell the units and have no firm commitment or obligation to purchase any of the units.

On July 3, 2006, we accepted our initial public subscribers as limited partners.  Since such time, we have admitted, and intend to continue to admit, new investors at least monthly. As of December 31, 2008, we had issued an aggregate of 15,019,292 units of limited partnership interest in the Offering, consisting of 14,739,257 units that have been issued to our limited partners in exchange for gross proceeds of approximately $294.9 million (approximately $259.6 million, net of costs associated with the Offering) and another 415,660 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $8.3 million, minus 135,625 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $2.7 million.  Of the Offering costs paid as of December 31, 2008, approximately $10.0 million was paid to our general partner or affiliates of our general partner for organizational and offering expenses, and approximately $25.3 million was paid to non-affiliates for commissions and dealer fees.  As of December 31, 2007, we had issued an aggregate of 5,509,316 units of limited partnership interest in the Offering, consisting of 5,429,702 units that have been issued to our limited partners in exchange for gross proceeds of approximately $108.6 million (approximately $95.6 million, net of costs associated with the Offering), and another 79,614 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $1.6 million.  Of the Offering costs paid as of December 31, 2007, approximately $3.8 million was paid to our general partner or affiliates of our general partner for organizational and Offering expenses, and approximately $9.2 million was paid to non-affiliates for commissions and dealer fees.

As of December 31, 2008, we had funded 49 loans, including 14 loans that have subsequently been repaid in full by the respective borrower.  These loans total approximately $249.1 million for mortgage notes receivable, approximately $97.8 million for mortgages notes receivable – related party and approximately $39.3 million for participation interest – related party.  We paid our general partner approximately $5.1 million as of December 31, 2008 for acquisition and origination fee expenses associated with such loans.  As of December 31, 2007, we had funded 32 loans, including five loans that have subsequently been repaid in full by the respective borrower.  These loans total approximately $99.8 million for mortgage notes receivable and approximately $32.7 million for mortgages notes receivable – related party.  We paid our general partner approximately $2.9 million as of December 31, 2007 for acquisition and origination fee expenses associated with such loans.

Item 6.  Selected Financial Data.

We present below selected financial information.  We encourage you to read the financial statements and the notes accompanying the financial statements included in this Annual Report.  This information is not intended to be a replacement for the financial statements.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from June 13, 2005 (Inception) through December 31, 2005
OPERATING DATA
Revenues	$25,806,038	$9,071,315	$512,011	$-
Expenses	4,217,748	1,846,020	183,612	-
Net Income	$21,588,290	$7,225,295	$328,399	$-
Earnings per limited partnership unit,
basic and diluted	$1.94	$2.25	$2.27	$-

	As of December 31,
	2008	2007	2006	2005
BALANCE SHEET DATA
Mortgage notes receivable, net	$169,825,653	$76,858,885	$11,422,063	$-
Mortgage notes receivable – related party, net	43,311,599	23,190,872	6,328,010	-
Participation interest – related party	39,259,006	-	-	-
Deferred offering costs	612,292	2,605,788	2,047,133	447,765
Other assets	19,712,862	2,436,888	1,434,448	1,000
Total assets	$272,721,412	$105,092,433	$21,231,654	$448,765

Line-of-credit	$-	$2,325,028	$6,436,402	$-
Accrued liabilities – related party	3,346,306	2,892,774	2,238,805	447,765
Other liabilities	934,151	789,095	657,856	-
Total liabilities	4,280,457	6,006,897	9,333,063	447,765
Partners' capital	268,440,955	99,085,536	11,898,591	1,000
Total liabilities and partners' capital	$272,721,412	$105,092,433	$21,231,654	$448,765

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

Overview

On May 15, 2006, our Registration Statement on Form S-11, covering a public offering of our units of limited partnership interest, was declared effective under the Securities Act of 1933, as amended.  The aggregate offering price for the units under the Offering is $350 million.  At the time of effectiveness, the Registration Statement covered up to 12,500,000 units of limited partnership interest at a price of $20 per unit pursuant to the primary offering and up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20 per unit.  On July 3, 2006, we accepted our initial public subscribers as limited partners.  We have the right to reallocate the units of limited partnership interest we are offering between the primary offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units being offered such that 16,250,000 units are being offered pursuant to the primary offering and 1,250,000 units are being offered pursuant to the DRIP.  See “Subsequent Events” below for a description of the additional reallocation of units of limited partnership interests.

We will experience a relative increase in liquidity as subscriptions for units are received and accepted.  We will experience a relative decrease in liquidity as Offering proceeds are expended in connection with the funding and acquisition of mortgage loans, as we pay or reimburse selling commissions and other organization and Offering expenses, and as we cease accepting subscriptions for units from the primary Offering.

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

Revenue Recognition

Interest income on mortgage investments is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of December 31, 2008 and 2007, we were accruing interest on all mortgage notes receivable.

Credit enhancement fee - related party income is generated by a limited guaranty agreement with UMT, an affiliate of our general partner, whereby we agree to guarantee the repayment of an amount up to $30 million with respect to a secured line of credit between UMT and UDF I, another affiliate of our general partner.  Such income is recognized on a monthly basis as collectability is deemed probable.  As of December 31, 2007, UDF III was recognizing all credit enhancement fee income on its limited guaranty. Effective January 1, 2008, UDF I negotiated the release of this limited guaranty agreement; thus, we did not recognize any credit enhancement fee – related party income on the limited guaranty during 2008. See “– Off-Balance Sheet Arrangements” below for further discussion.

The Partnership generates mortgage and transaction service revenues by originating mortgage notes receivable and other loans.  In accordance with Statement of Financial Accounting Standards (“SFAS”) 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, the Partnership defers recognition of income from nonrefundable commitment fees paid by the borrowers and recognizes such income on a straight-line basis over the expected life of such notes.  The Partnership also expenses a 3% acquisition and origination fee (“placement fee”) paid to the general partner to provide for processing and origination costs associated with mortgage notes receivable held by the Partnership on a straight-line basis over the expected life of such notes.  As of December 31, 2008 and 2007, approximately $3.6 million and $637,000, respectively, of these net deferred fees have been offset against mortgage notes receivable.

Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable and mortgage notes receivable – related party.  We periodically perform detailed reviews of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses based on historical and current trends and other factors affecting credit losses.  We charge additions to the allowance for loan losses to current period earnings through the provision for loan losses.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  We exercise significant judgment in estimating the timing, frequency and severity of losses, which could materially affect the provision for loan losses and, therefore, net income.  As of December 31, 2008 and 2007, approximately $318,000 and $78,000, respectively, of allowance for loan losses had been offset against mortgage notes receivable.

Mortgage Notes Receivable and Mortgage Notes Receivable – Related Party

Mortgage notes receivable and mortgage notes receivable – related party are recorded at the lower of cost or estimated net realizable value.  The mortgage investments are collateralized by land and related improvements to residential property owned by the borrowers and/or the ownership interests of the borrower.  Currently, the mortgage notes receivable have a term ranging from two to 51 months.  None of such mortgages are insured or guaranteed by a federally owned or guaranteed mortgage agency.  We originate and/or acquire all mortgage notes receivable and intend to hold the mortgage notes receivable for the life of the notes.

Partnership Interest – Related Party

Participation interest – related party represents an Economic Interest Participation agreement with UMT, pursuant to which we purchased (i) an economic interest in a $45 million revolving credit facility from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the credit facility. See “Item 13.  Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons” below for further discussion.

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions are currently paid to the limited partners as a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners.  It is the intent of management to monitor and distribute any surplus on an annual basis.  As of December 31, 2008 and 2007, we had an approximately $2.2 million deficit in retained earnings and a $189,000 surplus in retained earnings, respectively, which is included in our limited partners’ capital account.  Approximately $202,000 of the surplus as of December 31, 2007 was distributed in April 2008.

Results of Operations

We commenced active operations on July 3, 2006, when we accepted our initial public subscribers as limited partners.  As a result, our results of operations for the year ended December 31, 2006 are not comparable to the results of operations for the years ended December 31, 2007 and 2008.

Revenues

Interest income for the years ended December 31, 2008, 2007 and 2006 were approximately $23.9 million, $7.8 million and $370,300, respectively.  On July 3, 2006, we accepted our initial public subscribers as limited partners, resulting in the Partnership having funds available to originate mortgage notes receivable and other loans beginning in the third quarter of 2006.  The increase in interest income for the years ended December 31, 2008 and 2007 is primarily the result of our increased mortgage notes receivable (including related party transactions) and participation interest – related party portfolios of approximately $252 million as of December 31, 2008 compared to $100 million and $17.8 million as of December 31, 2007 and 2006, respectively.

Credit enhancement fees – related party for the years ended December 31, 2007 and 2006 were approximately $595,600 and $75,600, respectively.  In October 2006, we entered into a limited guaranty for the benefit of UMT.  This limited guaranty was terminated and our contingent repayment obligation relieved effective January 1, 2008.  Therefore, there was no credit enhancement fee – related party during 2008.  See “ – Off-Balance Sheet Arrangements” below for further discussion.

Mortgage and transaction service revenues for the years ended December 31, 2008, 2007 and 2006 were approximately $1.9 million, $705,500 and $66,200, respectively.  The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes.  The increase in mortgage and transaction service revenues for the years ended December 31, 2008 and 2007 is primarily the result of our increased mortgage notes receivable (including related party transactions) and participation interest – related party portfolio of approximately $252 million as of December 31, 2008 compared to $100 million and $17.8 million as of December 31, 2007 and 2006, respectively.

We expect revenues to increase in the near future as we continue to raise proceeds from the Offering and invest proceeds in additional loans.

Expenses

Interest expense for the years ended December 31, 2008, 2007 and 2006 was approximately $1,500, $256,500 and $4,400, respectively.  Interest expense represents interest associated with the Revolving Credit Facility.  We utilized the Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of our units.  We used the Revolving Credit Facility as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  We entered into the Revolving Credit Facility in December 2006, and there was no interest expense prior to our entry into the Revolving Credit Facility.  The Revolving Credit Facility was terminated in December 2008.

General and administrative expense for the years ended December 31, 2008, 2007 and 2006 was approximately $4.2 million, $1.6 million and $179,200, respectively.  The increase in general and administrative expense primarily relates to increased costs associated with our directors’ and officers’ insurance premiums, placement fees, as well as legal and accounting fees.

We intend to grow our portfolio in conjunction with the increase in proceeds raised in the Offering.  We intend to deploy such proceeds in a diversified manner to the borrowers and markets in which we have experience and as markets dictate in accordance with the economic factors conducive for a stable residential market.  We expect interest expense, placement fees and general and administrative expense to increase commensurate with the growth of our portfolio.

Cash Flow Analysis

We commenced active operations on July 3, 2006, when we accepted our initial public subscribers as limited partners. As a result, our cash flows for the years ended December 31, 2008 and 2007 are not comparable to the cash flows for the year ended December 31, 2006.

Cash flows provided by operating activities for the years ended December 31, 2008 and 2007 were approximately $20.3 million and $6.3 million, respectively, and were comprised primarily of net income, offset slightly with accrued interest receivable.  During the year ended December 31, 2006, cash provided by operating activities was approximately $224,000 and was comprised primarily of net income offset slightly with other assets.

Cash flows used in investing activities for the year ended December 31, 2008 and 2007 were approximately $152.6 million and $82.4 million, respectively, resulting from the origination of mortgage notes receivable and participation interest – related party.  Cash flows used in investing activities for the year ended December 31, 2006 were approximately $17.8 million, resulting from the origination of mortgage notes receivable.

Cash flows provided by financing activities for the year ended December 31, 2008 and 2007 were approximately $147.2 million and $75.9 million, respectively, and were primarily the result of funds received from the issuance of limited partnership units, offset with payments of Offering costs.  Cash flows provided by financing activities for the year ended December 31, 2006 were approximately $18.2 million, and were primarily the result of funds received from the issuance of limited partnership units and net proceeds from the Revolving Credit Facility.

Our cash and cash equivalents were approximately $15.5 million, $587,000 and $672,000 as of December 31, 2008, 2007 and 2006, respectively.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) our administrative expenses and (3) debt service on senior indebtedness required to preserve our collateral position.  We expect that our liquidity will be provided by (1) loan interest, transaction fees and credit enhancement fee payments, (2) loan principal payments, (3) proceeds from the sale of units of our limited partnership interest, (4) sale of loan pools through securitization and direct sale of loans, (5) proceeds from our DRIP, and (6) credit lines available to us.

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

Material Trends Affecting Our Business

We are a real estate finance limited partnership and derive a substantial portion of our income by originating, purchasing, participating in and holding for investment mortgage loans made directly by us to persons and entities for the acquisition and development of real property as single-family residential lots that will be marketed and sold to home builders. We intend to concentrate our lending activities in the southeast and southwest sections of the United States, particularly in Texas, Colorado, and Arizona.  We believe these areas continue to experience demand for new construction of single-family homes; however, the U.S. housing market has suffered declines over the past three years, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation.  Additionally, we intend to concentrate our lending activities with national and regional homebuilders and developers who sell single-family residential home lots to such national and regional homebuilders.  National and regional homebuilders are expected to reduce the number of new homes constructed in 2009 as compared to 2008.  However, we expect to see continued healthy demand for our products as the supply of finished new homes and land is once again aligned with our market demand.

We believe that the demand for new homes continued to deteriorate progressively throughout 2008 and accelerated with the cascading events in credit and equity markets in September and October.  Consumer confidence has sunk to historic lows.  Market conditions remain challenging as many potential home buyers appear to have postponed the purchase of new homes until signs that the economy and employment are improving, or at least are not continuing to deteriorate.  Our view is that the perspective of many potential home buyers has changed from “have home prices stabilized, and is this the right price at which to purchase a home?,” to “we will wait to purchase a home until such time as we are comfortable we are not going to lose our jobs.”

Nationally, the number of new single-family residential homes sold and average and median sales prices have been declining.  The sales of new single-family residential homes in December 2008 were at a seasonally adjusted annual rate of 331,000 units, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.  This is approximately 44.8% below the December 2007 estimate of 600,000.  According to the same sources, the average sales price of new houses sold in 2008 was $291,800; the median sales price was $230,600.  This is approximately 6.95% below the 2007 average new home sales price of $313,600.  In addition, the median sales price is approximately 6.98% below the 2007 median new home sales price of $247,900.  The seasonally adjusted estimate of new houses for sale at the end of December 2008 was 357,000, which represents a supply of 12.9 months at the December 2008 sales rate.  We believe that this significant drop in the number of new houses for sale, year-over-year, by an estimated 137,000 units reflects the homebuilding industry’s extensive efforts to bring the new home market back to equilibrium by continuing to reduce new housing starts and selling existing new home inventory.  We continue to believe that housing inventories will continue to fall until they reach between 350,000 and 375,000 units in the first half of 2009, a point we believe will mark a tightened housing market.  We further believe that new home inventories are at or close to equilibrium and that what is necessary to regain prosperity in housing markets is the return of healthy levels of demand.  Also, according to the sources identified above, new single-family residential home permits and starts have declined nationally, as a result and in anticipation of a rising supply of new single-family residential homes and a declining demand for new single-family residential homes.  Single-family homes authorized by building permits in December 2008 were at a seasonally adjusted annual rate of 363,000 units.  This is 49.2% below the December 2007 estimate of 714,000 units.  Single-family home starts for December 2008 were at a seasonally adjusted annual rate of 398,000 units.  This is 48.9% below the December 2007 estimate of 779,000 units.

The primary factors affecting new home sales are housing prices and home affordability, and housing demand.  Housing supply may affect both new home prices and the demand for new homes.  When new home supplies exceed new home demand, new home prices may generally be expected to decline.  Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached.

Housing markets generally remain difficult and generally are declining on a national basis with those declines and difficulties most pronounced in those markets that had experienced rapid growth, steep increases in property values and speculation, such as in California, Florida, Arizona and Nevada.  However, a few markets, such as Texas, are continuing to remain fairly healthy, though weakened from 2007, compared to what has been occurring nationally.  The table below illustrates the recent declines in home price appreciation nationally, as well as in California and Florida, while showing that Texas has not experienced such pronounced declines.

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

The OFHEO 4th Quarter 2008 all-transactions house price index reports that over the past twelve months, home prices have risen on average 2.09% in Texas while home prices have fallen nationally 8.20% in that same period.  Also, home prices in the states of Arizona, Florida, California and Nevada have fallen 15.18%, 19.51%, 20.51% and 21.78%, respectively, during that same period.  According to that same source, only 21 states have seen home prices increase over the past twelve months, while twenty-nine states and the District of Columbia have seen home prices fall.  The OFHEO reports that only three states, North Dakota, South Dakota and Texas have seen home prices rise by more than 2.0% over that period.  The OFHEO also reports that only four states, Arizona, Florida, Nevada and California have seen home prices fall by more than 15.0% over that period.

As of December 31, 2008, substantially all of our loans, over 95% of our portfolio, were with respect to single-family residential development projects in Texas.  Our Texas loans were in the markets of Austin, Houston, Dallas, San Antonio and Lubbock.  Our remaining loans were made with respect to single-family residential development projects in Denver, Colorado (4%) and Kingman, Arizona (1%).

While housing woes beleaguer the national economy, Texas housing markets have held up as some of the best in the country.  We believe the Texas markets have remained fairly healthy due to continued strong population and job growth, economies, housing affordability ratios, and home building and development discipline on the part of home builders and developers operating in Texas markets.

According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for 2008 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $219,810, $205,878, $208,000, and $186,956, respectively.  These amounts are below the 2008 national median sales price of new homes sold of $230,600.  Using the Department of Housing and Urban Development’s estimated 2008 median family income for the respective metropolitan areas of Austin, Houston, Dallas, and San Antonio, the median income earner in those areas has 1.21 times, 1.14 times, 1.20 times, and 1.13 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  Using the U.S. Census Bureau’s income data to project estimated median income for the United States for 2008 of $61,458 and the 2008 national median sales prices of new homes sold of $230,600, we conclude that the national median income earner has 1.03 times the income required to qualify for a mortgage loan to purchase the median priced new home in the United States.  We further conclude that the aforementioned Texas metropolitan areas have new home housing affordability ratios that are 1.10 to 1.18 times the national new home housing affordability ratio.  These numbers reflect the increase in home affordability in housing markets outside of Texas over the past 24 months as new home prices in other housing markets outside of Texas generally have fallen.  The above housing affordability is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, assuming an annual mortgage insurance premium of 50 basis points for private mortgage insurance and a cost that includes estimated property taxes and insurance for the home.

Additional indicators that provide insight into the extent of new home affordability are the ratio of new home prices to median income, and new home payments as a percentage of income.  Historically, the ratio of new home prices to median income in stable markets is between 3 and 4, and the average monthly income to service a conforming mortgage has been between 19% and 25%, and 29% and 37% for the first time home purchase.  Both nationally and within the four major Texas markets, new prices are affordable by each of these historical measures.

The Winter 2009 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas according to the likelihood that home prices will be lower in two years, reported that Texas cities lead the nation in home price stability.  The San Francisco-based company recently analyzed housing price trends for its quarterly report, released January 14, 2009.  The index also considers the impact of foreclosure rates and excess housing supply and the consequential impact on home prices.  The study predicts there is less than a 1% chance that the Dallas/Fort Worth-area, Houston-area, San Antonio-area and Austin-area home prices will fall during the next two years.  All Texas metropolitan areas included in the report are in the Top 12 least likely areas to experience a decline in home prices in two years, of the nation’s 50 largest metropolitan areas.  Dallas-Plano-Irving, Texas is the nation’s least likely metropolitan area included in the study to see a price decline in the next two years, Fort Worth-Arlington, Texas is second-least likely, Houston-Sugar Land-Baytown, Texas is third-least likely, San Antonio, Texas is fifth-least likely and Austin, Texas is twelfth-least likely.

We also believe that changes in population and employment greatly affect new home demand.  The United States Census Bureau reported in its 2008 Estimate of Population Change July 1, 2007 to July 1, 2008 that Texas led the country in population growth during that period.  The estimate concluded that Texas grew by 483,542 people, or 2.00%, a number which was 1.28 times greater than the next closest state in terms of raw population growth, California, and more than 2.67 times the second closest state in terms of raw population growth, North Carolina.  According to the same source, Texas also led the country in population growth during the period July 1, 2006 to July 1, 2007 with an estimated population growth of 496,751 people, or 2.12%.  The United States Census Bureau also reported that Texas had the largest number of counties of any state, 19, among the 100 fastest-growing counties in the nation.   Texas had the largest number of counties that added the largest number of residents between July 1, 2007 and July 1, 2008 - 6 of the top 15 counties were in Texas: Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin).  On March 19, 2009, the United States Census Bureau reported that Texas’ five major cities – Austin, Houston, San Antonio, Dallas and Fort Worth – were among the top ten in the nation for population growth from 2007 to 2008 for metropolitan statistical areas with a population estimate exceeding 1 million.  Dallas-Fort Worth-Arlington led the nation in numerical population growth with an estimated population increase of 146,532, with Dallas-Plano-Irving having an estimated increase of 97,036 and Fort Worth-Arlington having an estimated increase of 49,496.  Houston-Sugarland-Baytown was second in the nation in numerical population growth with an estimated increase of 130,185.  Austin-Round Rock had an estimated population growth of 60,012 and San Antonio had an estimated population growth of 46,524 over this same period.  The percentage increase in population for these major Texas cities ranged from 2.34% to 3.77%.

The United States Department of Labor reports that as of December 2008, Texas led the nation with the largest job gains over the past twelve months with 154,700 new jobs created.  This is over 10.05 times greater than the number of jobs created during this period in the nation’s second largest state for job growth, Oklahoma, and more than 18.20 times the jobs created during this period in the nation’s third largest state for job growth, Louisiana.  The United States Department of Labor reports that nationally, the United States lost approximately 2,956,000 jobs over that same period.  The Texas metropolitan areas of Austin, Houston, Dallas, San Antonio and Lubbock experienced, during the last twelve months, the creation of 9,600, 57,300, 43,300, 14,900 and 1,500 new jobs, respectively. The largest over-the-year employment increase was recorded in Houston-Sugar Land-Baytown, Texas, followed by Dallas-Fort Worth-Arlington, Texas, and San Antonio, Texas.  Austin-Round Rock, Texas had the 5th largest over-the-year employment increase.  The United States Department of Labor reports that the over-the-year percentage increases in employment in the country’s large metropolitan areas were recorded in the four top metropolitan areas of Texas:  Austin-Round Rock (+1.2%), Houston-Sugar Land-Baytown, (+2.2%), San Antonio (+1.8%), and Dallas-Fort Worth-Arlington, (+1.4%).

The United States Department of Labor reports that as of December 2008, the unemployment rate for Texas in December 2008 was 6.0%, up from 4.2% in December 2007.  The national unemployment rate in December 2008 was 7.2%, up from 4.9% a year earlier.  The unemployment rate for Austin-Round Rock, Texas in December 2008 was 5.2%, up from 3.6% in December 2007; Dallas-Fort Worth-Arlington, Texas was 5.5%, up from 4.4%; Houston-Sugar Land-Baytown, Texas was 5.5%, up from 4.4%; Lubbock, Texas was 3.8%, up from 3.3%; and San Antonio, Texas was 5.3%, up from 4.0%.

Due to the national and global recession, we believe that the Texas economy will slow in 2009 and that it is likely that Texas will suffer a net loss of jobs in 2009.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe that the recent transition from significant month-over-month and year-over-year job gains in Texas, to month-over-month job losses indicates that the Texas economy slowed significantly in the fourth quarter of 2008 and also is at risk of recession.  We further believe that the Texas economy will continue to outperform the national economy.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and tends to lead among states in the economic recovery.

In sharp contrast to the conditions of other homebuilding markets in the country where unsold housing inventory remains a challenge, in Texas markets, new home sales are greater than new home starts, which indicates that home builders in Texas are focused on maintaining a balance of new home demand and new home supply.  Home builders and developers in Texas have remained disciplined on new home construction and project development.  New home starts have been declining year-on-year and are outpaced by new home sales in all of our Texas markets where such data is readily available.  Inventories of finished new homes and total new housing (finished vacant, under construction and model homes) remain at healthy and balanced levels in all four major Texas markets, Austin, Dallas-Fort Worth, Houston and San Antonio.  Each major Texas market is experiencing a rise of finished lot inventories as homebuilders continue to reduce the number of new home starts, with Houston, San Antonio and Austin reaching slightly elevated levels of 30-36 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.  Though the absolute number of finished lots has not changed significantly for several years, Dallas-Fort Worth has an estimated inventory of finished lots of approximately 52.8 months, which has been the result of a significant decline of new home starts.

Austin continues to be one of the strongest homebuilding markets in the country.  Annual new home sales in Austin outpace starts 10,936 versus 8,988, with annual new home sales declining year-on-year by approximately 26%.  With the decline in housing starts, the Austin new homebuilding market has changed from an area with a very tight lot supply to a market that is now generally balanced.  Finished housing inventory and total new housing inventory (finished vacant, under construction and model homes) remain at healthy and balanced levels of 2.94 months and under 6.0 months, respectively.  The considered equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Finished lot supplies have edged up to slightly elevated levels of 41.8 months.  San Antonio is also a healthy homebuilding market.  Annual new home sales in San Antonio outpace starts 10,778 versus 8,838, with annual new home sales declining year-on-year by approximately 31%.  Finished housing inventory and total new housing inventory remain at healthy levels with a 2.6 month supply and 5.7 month supply, respectively, each within or below the considered equilibrium levels.  Finished lot supplies have increased to 54.0 months.  Houston is also a healthy homebuilding market.  Annual new home sales in Houston outpace starts 31,284 versus 26,223, with annual new home sales declining year-on-year by approximately 26.8%.  Finished housing inventory and total new housing inventory have been increasing to a 3.1 month supply and 7.5 month supply, respectively, each slightly above the considered equilibrium level.  Finished lot supplies remain at slightly elevated levels of 33.2 months.  Dallas-Fort Worth is also a healthy homebuilding market.  Annual new home sales in Dallas-Fort Worth outpace starts 25,273 versus 19,512, with annual new home sales declining year-on-year by approximately 34.0%.  Finished housing inventory and total new housing inventory have been increasing to a 3.4 month supply and 6.3 month supply, respectively, each slightly above the considered equilibrium level.  Finished lot supplies remain at elevated levels of 58.0 months.  All numbers are as publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The recent rise in supply of finished lot inventory in Texas markets is principally the result of market discipline, the decrease in the pace of annual starts and cessation of new developments, and not an increase in the raw number of developed lots.  Annual starts in each of Austin, San Antonio, Houston and Dallas-Fort Worth are outpacing lot deliveries.  With the discipline evident in these markets, we expect to see a continued decline in finished lot inventories in coming quarters as new projects have been significantly reduced.

The Real Estate Center at Texas A&M University has reported that the sales of existing homes remain healthy in our Texas markets, as well, but the year-over-year sales pace has fallen between 15% and 20% in each of the four largest Texas markets, although the supply of inventory levels generally have fallen.  The number of months of home inventory for sale in Austin, San Antonio, Houston, Dallas, Fort Worth and Lubbock is 5.5 months, 7.6 months, 6.5 months, 6.2 months, 5.9 months, and 5.4 months, respectively.  A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  As of December 2008, the number of existing homes sold year-to-date in (a) Austin is 22,393, down 20.1% year-on-year; (b) San Antonio is 19,313, down 19.4% year-on-year; (c) Houston is 65,072, down 16.2% year-on-year, (d) Dallas is 50,477, down 15.4% year-on-year, (e) Fort Worth is 9,679, down 16.1% year-on-year, and (f) Lubbock is 3,245, down 6.9% year-on-year.

The OFHEO reports that Texas had healthy existing home price appreciation between the fourth quarter of 2007 and the fourth quarter of 2008 of 2.09%.  That same report provides that existing home price appreciation between the fourth quarter of 2007 and the fourth quarter of 2008 for (a) Austin is 4.44%, (b) Houston is 3.72%, (c) Dallas is 1.86%, (d) Fort Worth is 1.21%, and (e) Lubbock is 4.55%.  The city of San Antonio experienced a fourth quarter year-over-year price decline of 1.62%.  The OFHEO tracks average house price changes in repeat sales or refinancings of the same single-family properties utilizing conventional, conforming mortgage transactions.

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

Our general partner is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that it reasonably anticipates to have a material impact on either the income to be derived from our investments in mortgage loans, or entities that make mortgage loans, other than those referred to in this Annual Report on Form 10-K.  The  disruption of mortgage markets, in combination with a significant amount of negative national press discussing chaos in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious.  The economic turmoil that continues to take place, is highlighted by the failure of highly respected financial institutions and a significant decline in equity markets around the world, and marked by unprecedented administrative and legislative actions in the United States and actions by central banks around the globe to stabilize our economy, have further caused many prospective home purchasers in our markets to postpone their purchases.  In addition, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty.  We believe that this has resulted in an additional slowing of the sales of new homes and believe this has resulted and anticipate that this will result in a slowing of the sales of finished lots developed by our clients in certain markets; however, we continue to believe that the prices of those lots should not change materially.  We also anticipate that the decrease in the availability of replacement financing may increase the number of defaults on development loans made by us or extend the time period anticipated for the repayment of our loans.

Off-Balance Sheet Arrangements

In October 2006, we entered into a limited guaranty effective as of September 1, 2006 for the benefit of UMT or its permitted successors and assigns (the “UDF III Guarantee”), and entered into a letter agreement with UDF I, with respect to a credit enhancement fee related to the UDF III Guarantee (the “UDF III Credit Enhancement Fee Agreement”).  Pursuant to the UDF III Guarantee, the Partnership guaranteed the repayment of an amount up to $30 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between UMT and UDF I.  In exchange for that guarantee, and pursuant to the UDF III Credit Enhancement Fee Agreement, UDF I paid UDF III each month in arrears an amount equal to 0.25% of the maximum liability amount, which is included in credit enhancement fees – related party income.  As of December 31, 2007, the exposure under the UDF III Guarantee was approximately $15.9 million, and we had recognized as “Credit enhancement fees – related party” revenue of approximately $596,000.  In April 2008, UDF I negotiated the release of the UDF III Guarantee.  This limited guaranty was terminated and our contingent repayment obligation relieved effective January 1, 2008.

An affiliate of Land Development serves as the advisor to UMT and UDF IV.

Contractual Obligations

As of December 31, 2008, we had originated 49 loans, including 14 loans that have been repaid in full by the respective borrower,  totaling approximately $386 million.  We have approximately $56.4 million of commitments to be funded under the terms of mortgage notes receivable, including approximately $18.6 million of commitments for mortgage notes receivable – related party and $6.7 million for participation interest – related party.

 As of December 31, 2007, we had funded 32 loans, including five loans that have been repaid in full by the respective borrower, totaling approximately $132 million.  We had approximately $75.7 million of commitments to be funded under the terms of mortgage notes receivable, including $65.8 million of mortgage notes receivable – related party.

The Partnership has no other outstanding debt or contingent payment obligations, other than certain loan guaranties or letters of credit that we may make to or for the benefit of third-party lenders.

Subsequent Events

We have the right to reallocate the units of limited partnership interest we are offering between the primary offering and our DRIP, and pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on March 6, 2009, we reallocated the units we are offering such that 16,500,000 units are being offered pursuant to the primary offering and 1,000,000 units are being offered pursuant to the DRIP.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices.  A significant market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control.  Changes in interest rates may impact both demand for our real estate finance products and the rate of interest on the loans we make.  Another significant market risk is the market price of finished lots.  The market price of finished lots is driven by the demand for new single-family homes and the supply of unsold homes and finished lots in a market.  The change in one or both of these factors can have a material impact on the cash realized by our borrowers and resulting collectability of our loans and interest.

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

As of December 31, 2008 and 2007, our mortgage notes receivable of approximately $169.8 million and  $76.9 million, respectively, mortgage notes receivable – related party of approximately $43.3 million and $23.2 million, respectively, and participation interest – related party of approximately $39.3 and $0, respectively, were all at fixed interest rates, and thus, such mortgage notes receivable are not subject to change in future earnings, fair values or cash flows.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of UMTH Land Development, L.P., our general partner, including its principal executive officer and principal financial officer, evaluated, as of December 31, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of December 31, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Land Development is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  The management of Land Development, including its principal executive officer and principal financial officer, evaluated as of December 31, 2008 the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the principal executive officer and principal financial officer of Land Development concluded that our internal controls, as of December 31, 2008, were effective in providing reasonable assurance regarding reliability of financial reporting.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our General Partner

We operate under the direction of our general partner, Land Development, a Delaware limited partnership formed in March 2003 that is responsible for the management and control of our affairs. The executive offices of our general partner are located at 1301 Municipal Way, Suite 100, Grapevine, Texas 76051. UMT Holdings holds 99.9% of the limited partnership interests in our general partner. UMT Services serves as the general partner of our general partner. Todd F. Etter and Hollis M. Greenlaw together own 100% of UMT Services. Our general partner is assisted by the employees of UMTH General Services, L.P., an affiliate of our general partner. We do not employ our own management personnel. Instead, we pay fees to our general partner for its services to us.

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

Name	Age	Position with Our General Partner

Todd F. Etter	58	Executive Vice President of our general partner and Director and Chairman of UMT Services, its general partner
Hollis M. Greenlaw	44	President and Chief Executive Officer of our general partner and President, Chief Executive Officer and Director of UMT Services, its general partner
Michael K. Wilson	46	Director of UMT Services, its general partner
Ben Wissink	27	Chief Operating Officer
Cara D. Obert	39	Chief Financial Officer

Mr. Etter and Mr. Greenlaw are directors, officers and shareholders of UMT Services and UMT Holdings. Mr. Etter, Mr. Greenlaw, Mr. Wilson, Mr. Wissink and Ms. Obert are partners of UMT Holdings.  Mr. Wilson is a director of UMT Services.  Mr. Etter and Mr. Greenlaw are shareholders of the general partner of UDF I and are also shareholders and officers of the general partner of UDF II.  Mr. Wissink and Ms. Obert are officers of the general partner of UDF I, officers of the general partner of UDF II and are officers of UMT Services.  Mr. Etter, Mr. Greenlaw, Mr. Wilson, Mr. Wissink and Ms. Obert are limited partners of UDF I.  Mr. Greenlaw is Chief Executive Officer and Chairman of the Board of Trustees for UDF IV.  Ms. Obert is Chief Financial Officer and Treasurer of UDF IV.  Land Development  owns a 100% interest in the general partner of the general partner for UDF LOF.  Land Development also owns all of the limited partnership interests in the general partner of UDF LOF.

Theodore “Todd” F. Etter, Jr.  Mr. Etter serves as the Executive Vice President of Land Development and has served as a director, partner and Chairman of UMT Services, the general partner of UMT Holdings and Land Development, since March 2003. UMT Holdings originates, purchases, sells and services interim loans for the purchase and renovation of single-family homes and land development loans through its subsidiaries UMTH Lending Company, L.P. and Land Development, and it provides real estate-related corporate finance services through its subsidiaries. UMTH GS, a subsidiary of UMT Holdings, has served as the advisor to UMT since August 1, 2006. Mr. Etter serves as Chairman of the general partner of UDF I and UDF II, each of which are limited partnerships formed to originate, purchase, sell and service land development loans and/or equity participations. Since 2000, Mr. Etter has been the Chairman of UMT Advisors, Inc., which served as the advisor to UMT from 2000 through July 31, 2006, and since 1996, he has been Chairman of Mortgage Trust Advisors, Inc., which served as the advisor to UMT from 1996 to 2000. Subsequent to the completion of the terms of their advisory agreements with UMT, neither UMT Advisors, Inc. nor Mortgage Trust Advisors, Inc. has been engaged in providing advisory services. Mr. Etter has overseen the growth of UMT from its inception in 1997 to over $150 million in capital. Since 1998, Mr. Etter has been a 50% owner of and has served as a director of Capital Reserve Corp. Since 2002, he has served as an owner and director of Ready America Funding Corp. Both Capital Reserve Corp. and Ready America Funding Corp. are Texas corporations that originate, sell and service mortgage loans for the purchase, renovation and construction of single-family homes. In 1992, Mr. Etter formed, and since that date has served as President of, South Central Mortgage, Inc. (“SCMI”), a Dallas, Texas-based mortgage banking firm. In July 2003, Mr. Etter consolidated his business interests in Capital Reserve Corp., Ready America Funding Corp. and SCMI into UMT Holdings. From 1980 through 1987, Mr. Etter served as a Principal of South Central Securities, an NASD member firm. In 1985, he formed South Central Financial Group, Inc., a Dallas, Texas-based investment banking firm, and he continues to serve as its President; however, since 1992, South Central Financial Group, Inc. has not actively engaged in investment banking activities. From 1974 through 1981, he was Vice President of Crawford, Etter and Associates, a residential development, marketing, finance and construction company. Since February 2004, Mr. Etter has served as an Advisory Director of American Bank of Commerce, Plano, Texas. Mr. Etter received a Bachelor of Arts degree from Michigan State University in 1972.

Hollis M. Greenlaw. Mr. Greenlaw has served as President and Chief Executive Officer of our general partner since March 2003.  He also has served as a partner, President and Chief Executive Officer of UMT Holdings, and as President, Chief Executive Officer and a director of UMT Services since March 2003. Mr. Greenlaw also serves as Chief Executive Officer and Chairman of the Board of Trustees for UDF IV.  From March 2003 through December 2008, Mr. Greenlaw directed the funding of over approximately $359 million in loans and land banking transactions and over $54 million of equity investments for UDF I, UDF II and UDF LOF.  During that same period, UDF I, UDF II and UDF LOF received over approximately $219 million in loan repayments and over $22 million in equity investment distributions. Since May 1997, Mr. Greenlaw has been a partner of The Hartnett Group, Ltd., a closely-held private investment company managing over $40 million in assets. The Hartnett Group, Ltd. and its affiliated companies engage in securities and futures trading; acquire, develop, and sell real estate, including single-family housing developments, commercial office buildings, retail buildings and apartment homes; own several restaurant concepts throughout the United States; and make venture capital investments. From March 1997 until June 2003, Mr. Greenlaw served as Chairman, President and CEO of a multi-family real estate development and management company owned primarily by The Hartnett Group, Ltd. and developed seven multi-family communities in Arizona, Texas and Louisiana with a portfolio value exceeding $80 million. Prior to joining The Hartnett Group, Ltd., from 1992 until 1997, Mr. Greenlaw was an attorney with the Washington, D.C. law firm of Williams & Connolly, where he practiced business and tax law. Mr. Greenlaw received a Bachelor of Arts degree from Bowdoin College in 1986, where he was a James Bowdoin Scholar and elected to Phi Beta Kappa, and received a Juris Doctorate from the Columbia University School of Law in 1990. Mr. Greenlaw is a member of the Maine, District of Columbia and Texas bars.

Michael K. Wilson. Mr. Wilson has served as President of UMTH Funding Services, L.P. (“UMTH Funding”) and as Executive Vice President and Director of UMT Services since August 2005 and has been a partner of UMT Holdings since January 2007. Mr. Wilson is currently responsible for directing the corporate finance function of UMT Holdings, including Sales, Marketing and Investor Relations, and from August 2005 through December 2008 directed the capital raise of approximately $315 million in securities through independent FINRA-member broker-dealers. From January 2004 through July 2005, Mr. Wilson served as Senior Vice President of Marketing for UMT Holdings. From January 2003 through January 2004, Mr. Wilson served as Senior Vice President of Operations of Interelate, Inc., a marketing services business process outsourcing firm. From September 2001 to December 2002, Mr. Wilson was the sole principal of Applied Focus, LLC, an independent management consulting company that provided management consulting services to executives of private technology companies. Mr. Wilson continues to serve as a consultant for Applied Focus, LLC. From April 1998 to September 2001, Mr. Wilson served as Senior Director and Vice President of Matchlogic, an innovative internet advertising company where he directed outsourced ad management and database marketing services for Global 500 clients including General Motors and Procter & Gamble. From July 1985 to April 1998, Mr. Wilson was employed with Electronic Data Systems in Detroit, Michigan where he led several multi-million dollar IT services engagements, including GM OnStar. Mr. Wilson, who holds FINRA Series 7 and 63 licenses, graduated from Oakland University in 1985 with a Bachelor of Science degree in Management Information Systems and earned a Master of Business Administration degree from Wayne State University in 1992. Mr. Wilson also attended the Thunderbird School of Global Management executive development program.

Ben L. Wissink. Mr. Wissink, a partner of UMT Holdings, joined our general partner as an Asset Manager in September 2005 and subsequently became the Chief Operating Officer in March 2007.  Mr. Wissink directs the management of over approximately $199 million in loans and investments for UDF I, UDF II and UDF LOF.  From June 2003 through August 2005, Mr. Wissink served as the Controller for the Dallas/Fort Worth land division for the national homebuilding company Lennar Corporation.  During that time, Mr. Wissink also served as an analyst for the Texas region.  While at Lennar, Mr. Wissink assisted in the underwriting, execution and management of off-balance sheet transactions, including two acquisition and development funds between Lennar Corporation and UDF I.  Mr. Wissink graduated from the University of Iowa in 2003 with a Bachelor of Business Administration degree in finance.

Cara D. Obert. Ms. Obert is a partner of UMT Holdings.  Ms. Obert, a Certified Public Accountant, served as the Chief Financial Officer for UMT Holdings from March 2004 until August 2006 and served as Controller for UMT Holdings from October 2003 through March 2004. She has served as the Chief Financial Officer of our general partner since August 2006 and serves as Chief Financial Officer and Treasurer of UDF IV.  From 1996 to 2003, she was a self-employed consultant, assisting clients, including Fortune 500 companies, in creating and maintaining financial accounting systems. She served as Controller for Value-Added Communications, Inc., a Nasdaq-listed telecommunications company that provided communications systems for the hotel and prison industries. From 1990 to 1993, she was employed with Arthur Andersen LLP, an international accounting and consulting firm. She graduated from Texas Tech University in 1990 with a Bachelor of Arts degree in accounting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Partnership to file with the Securities and Exchange Commission, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of limited partnership units of the Partnership.  These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation.  Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the Securities and Exchange Commission.  Based upon our review of the reports furnished to us pursuant to Section 16(a) of the Exchange Act, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2008.

Code of Conduct

Land Development, our general partner, has adopted a Code of Business Conduct that is applicable to all of its officers, key personnel and employees.  You may obtain a copy of this document, free of charge, by mailing a written request to:  United Development Funding III, L.P., Investor Relations, 1301 Municipal Way, Suite 100, Grapevine, Texas 76051.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There are no limited partners known by us who beneficially owned more than 5% of our limited partnership units as of March 24, 2009.

           We do not have any officers or directors.  Our general partner owns all of the general partnership interest.   We do not maintain any equity compensation plans, and no arrangements exist that would, upon operation, result in a change in control for us.

The following table sets forth information as of December 31, 2008 regarding the beneficial ownership of our limited partnership interest and general partnership interest by each person known by us to own 5% or more of the outstanding class of partnership interest, each director of our general partner, each executive officer of our general partner, and the directors and executive officers of our general partner and our general partner, as a group.  The percentage of beneficial ownership is calculated based on 15,019,292 limited partnership units and contributions from our general partner.

		Limited
		Partnership
		Units	Percent
		Beneficially	Of
Title of Class	Beneficial Owner	Owned	Class
Limited partner interest	Todd F. Etter (1) (2) (3)	2,429.55	*
Limited partner interest	Hollis M. Greenlaw (1) (2) (3)	3,352.00	*
Limited partner interest	Michael K. Wilson (1) (3)	1,135.20	*
Limited partner interest	Ben L. Wissink (1) (2) (3)	-	*
Limited partner interest	Cara D. Obert (1) (2)	-	*
General partner interest	UMTH Land Development, L.P. (4)	-	100%
All directors, executive officers and the general partner as a group (6 persons)		6,916.75	*
* Denotes less than 1%

(1)The address of Messrs. Etter, Greenlaw, Wilson and Wissink and Ms. Obert is 1301 Municipal Way, Suite 100, Grapevine, Texas 76051.
(2)Executive officers of UMTH Land Development, L.P., our general partner
(3)Executive officers and/or directors of UMT Services, Inc., general partner of UMTH
Land Development, L.P.
(4)The address of UMTH Land Development, L.P. is 1301 Municipal Way, Suite 100, Grapevine, Texas 76051.  UMTH Land Development, L.P. had an initial $100 capital contribution, but has not purchased limited partnership units.

None of the above units has been pledged as security.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Our general partner and certain of its affiliates are paid compensation and fees for services relating to the Offering and the investment and management of our assets.

Our general partner receives 1.5% of the gross offering proceeds (excluding proceeds from our DRIP) for reimbursement of organization and offering expenses.  As of December 31, 2008 and 2007, we had paid approximately $2.8 million and $1.4 million, respectively, to our general partner pursuant to such reimbursement, and our general partner has incurred on our behalf approximately $612,000 and $2.6 million, respectively, of expenses relating to the Offering for which it has not received reimbursement.

In addition, we reimburse our general partner up to 0.5% of the gross offering proceeds for bona fide due diligence expenses incurred by unaffiliated selling group members and paid by us through our general partner (except that no such due diligence expenses shall be paid with respect to sales under our DRIP).  As of December 31, 2008 and 2007, approximately $930,000 and $477,000, respectively, was paid to our general partner for reimbursement of bona fide due diligence expenses incurred by unaffiliated selling group members.  Our general partner or its affiliates determine the amount of expenses owed for organization and offering expenses and bona fide due diligence expenses.

We pay wholesaling fees of up to 1.2% of our gross offering proceeds (excluding proceeds from sales under our DRIP) to IMS Securities, Inc., an unaffiliated third party.  From such amount, IMS Securities, Inc. re-allows up to 1% of our gross offering proceeds to wholesalers that are employed by an affiliate of our general partner.  We reimburse our general partner for such wholesaling fees paid by our general partner on our behalf.  Approximately $257,000 and $213,000 were paid to our general partner as of December 31, 2008 and 2007, respectively, in respect of such wholesaling fees.

UMTH Funding Services, L.P., an affiliate of our general partner, receives 0.8% of the gross offering proceeds (excluding proceeds from sales under our DRIP) as a marketing support fee for marketing and promotional services provided to selling group members.  As of December 31, 2008 and 2007, approximately $2.3 million and $1.2 million, respectively, was paid pursuant to such marketing support fee.

Our general partner also is paid 3% of the net amount available for investment in mortgages for fees and expenses associated with the selection and origination of mortgages, including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us. As of December 31, 2008 and 2007, Land Development was paid approximately $5.1 million and $2.9 million, respectively, for acquisition and origination expenses.

Our general partner currently receives a promotional interest equal to 10% of cash available for distribution prior to the return to the limited partners of all of their capital contributions plus an 8% annual cumulative (non-compounded) return on their net capital contributions.  As of December 31, 2008 and 2007, our general partner was paid approximately $1.8 million and $590,000, respectively, for its unsubordinated promotional interest.  After the limited partners receive a return of their net capital contributions and an 8% annual cumulative (non-compounded) return on their net capital contributions, the general partner will receive a subordinated promotional interest of 15% of remaining cash available for distribution (including net proceeds from a capital transaction or pro rata portion thereof).

Our general partner receives a carried interest, which is an equity interest in UDF III to participate in all distributions, other than distributions attributable to our general partner’s promotional interest of cash available for distribution and net proceeds from a capital transaction.  If our general partner enters into commitments to investments in mortgages in excess of 82% of the gross offering proceeds, our general partner will be entitled to a carried interest equal to (a) 1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross offering proceeds (or if commitments to investments in mortgages are above 82% but no more than 84.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 82%), (b) 1% for the next 2% of additional commitments to investments in mortgages above 84.5% of the gross offering proceeds (or if commitments to investments in mortgages are above 84.5% but no more than 86.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 84.5%) and (c) 1% for each additional 1% of additional commitments to investments in mortgages above 86.5% of the gross offering proceeds (or a fractional percentage equal to the fractional amount of any 1% of additional commitments to investments in mortgages).  As of December 31, 2008 and 2007, our general partner was paid approximately $267,000 and $87,000, respectively, for its carried interest.

For services rendered in connection with the servicing of our loans, we pay a monthly mortgage servicing fee to our general partner equal to one-twelfth of 0.25% of our aggregate outstanding development mortgage notes receivable balance as of the last day of the month.  As of December 31, 2008 and 2007, Land Development was paid approximately $414,000 and $140,000, respectively, in mortgage servicing fees.

We are dependent on our general partner and certain of its affiliates for certain services that are essential to us, including identifying prospective loans, evaluating, underwriting and negotiating the acquisition and disposal of loans and overseeing the performance of our loans.  In the event that these companies were unable to provide the respective services to us, we would be required to obtain such services from other sources.

           In October 2006, we entered into the UDF III Guarantee effective as of September 1, 2006 for the benefit of UMT, or its permitted successors and assigns, and entered into the UDF III Credit Enhancement Fee Agreement with UDF I with respect to a credit enhancement fee related to the UDF III Guarantee.  Pursuant to the UDF III Guarantee, the Partnership guaranteed the repayment of an amount up to $30 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between UMT and UDF I.  In exchange for that guarantee, and pursuant to the UDF III Credit Enhancement Fee Agreement, UDF I paid UDF III each month in arrears an amount equal to 0.25% of the maximum liability amount, which is included in credit enhancement fees – related party income.  As of December 31, 2007, the exposure under the UDF III Guarantee was approximately $15.9 million.  In April 2008, UDF I negotiated the release of the UDF III Guarantee.  This limited guaranty was terminated and our contingent repayment obligation relieved effective January 1, 2008.

In January 2007, we originated a secured promissory note to OU Land Acquisition II, L.P., a Texas limited partnership of which UDF I has a 50% partner interest, in the principal amount of approximately $1.6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears interest at a rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 101 acres of land located in Texas and is payable on June 14, 2010.  As of December 31, 2008 and 2007, we had recognized approximately $246,000 and $201,000, respectively, of interest income related to this note.

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6.4 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and is payable on September 4, 2010.  As of December 31, 2008 and 2007, we had recognized approximately $699,000 and $290,000, respectively, of interest income related to this note, of which approximately $42,000 is included in accrued interest receivable – related party as of December 31, 2008, and no amount is included in accrued interest receivable – related party as of December 31, 2007.

In November 2007, we originated a secured promissory note to United Development Funding X, L.P. (“UDF X”) a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In August 2008, we amended this revolving credit facility to reduce the commitment amount to $25 million.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2012. As of December 31, 2008 and 2007, we had recognized approximately $2.4 million and $98,000, respectively of interest income related to this note, of which approximately $81,000 and $3,000 is included in accrued interest receivable – related party.

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 12% per annum, is collateralized by a second lien deed of trust on 255 finished lots and 110 acres of land in Texas and is payable on December 28, 2010.  As of December 31, 2008 and 2007, we had recognized approximately $629,000 and $1,600, respectively, of interest income related to this note.  In December 2008, UDF Northpointe, LLC was purchased by an unrelated third party, who thus, assumed the secured promissory note.

In May 2008, a secured promissory note originated in March 2007 to Buffington JV Fund II, Ltd. (“Buff JV”), a Texas limited partnership of which UDF I has a 50% partner interest, in the principal amount of approximately $5.3 million was paid in full.  In connection with the origination therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bore an interest rate of 13% per annum and was to be payable on June 30, 2009, was collateralized by a pledge of the 1% ownership interests from Buffington JV Fund Management, LLC, a Texas limited liability company and the general partner of Buff JV, and a pledge of the 49% ownership interests from Buffington Asset Group, Ltd., a Texas limited partnership and a limited partner of Buff JV.  As of December 31, 2008 and 2007, we had recognized approximately $473,000 and $451,000, respectively, of interest income related to this note.

In August 2008, we originated a secured revolving line of credit to UDF LOF, in the principal amount of up to $25 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”).  Land Development is the asset manager for, and an affiliate of, UDF LOF.  The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a lien of all of UDF LOF’s existing and future acquired assets and is payable on August 20, 2011.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the UDF LOF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  As of December 31, 2008, we had recognized approximately $178,000 of interest income related to this note, of which approximately $7,000 is included in accrued interest receivable – related party as of December 31, 2008.

In August 2008, we originated a secured promissory note with Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), in the principal amount of $2.5 million.  Land Development has a minority partner interest in Buffington Capital.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Capital note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Capital.  Buffington Capital’s payment and performance is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and is payable on August 12, 2010.  As of December 31, 2008, we had recognized approximately $104,000 of interest income related to this note, of which approximately $40,000 is included in accrued interest receivable – related party as of December 31, 2008.

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2 million.  Land Development has a minority partner interest in Buffington Classic.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Classic note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic.  Buffington Classic’s payment and performance is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and is payable on August 21, 2010.  As of December 31, 2008, we had recognized approximately $29,000 of interest income related to this note, of which approximately $5,000 is included in accrued interest receivable – related party as of December 31, 2008.

In August 2008, we originated a secured line of credit to UDF I in the principal amount of up to $45 million pursuant to a Secured Line of Credit Promissory Note (the “UDF Note”).  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the UDF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  We agreed in principal to subordinate the UDF Note to a loan from UDF I’s senior lender.  We entered into an intercreditor agreement with UMT, another lender that has made a $45 million line of credit loan to UDF I.  The UMT and UDF III liens, and the priority of payment from UDF I to UMT and UDF III, respectively, are of equal rank and priority.  The UMT loan is subordinate to the loan from UDF I’s senior lender.  The UDF Note, which bears interest at 14% per annum, is collateralized by a lien against all of UDF I’s existing and future acquired assets, including the loans and investments owned by UDF I, pursuant to a security agreement executed by UDF I in favor of the Partnership (the “UDF Security Agreement”) and is payable on December 31, 2009.  As of December 31, 2008, we had recognized approximately $13,000 of interest income related to this note.  The UDF Note was terminated effective September 19, 2008 in order to allow us to enter into the Economic Interest Participation Agreement discussed below.

In September 2008, we originated an additional secured promissory note with Buffington Classic, in the principal amount of approximately $290,000.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Classic note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  We provided a letter of credit on behalf of Buffington Classic in the amount of approximately $290,000.  If the letter of credit is drawn upon, then an amount equal to the drawn amount will be automatically advanced under the secured promissory note.   The secured note bears interest at 14% per annum and represents a 12-month note period with two 12-month renewal options.  As of December 31, 2008, no amount had been drawn upon this note; thus, no interest income had been recognized during 2008.

In September 2008, we entered into an Economic Interest Participation Agreement with UMT pursuant to which UDF III purchased (i) an economic interest in a $45 million revolving credit facility (the “UMT Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”).  The UMT Loan is a $45 million revolving line of credit facility evidenced by a Second Amended and Restated Secured Line of Credit Promissory Note dated as of June 20, 2006, as modified by an amendment effective September 1, 2006 (as amended, the “UMT Note”).  The UMT Loan is secured by a security interest in the assets of UDF I including UDF I’s land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF I in favor of UMT (the “Security Agreement”).

Pursuant to the Economic Interest Participation Agreement, each time UDF I requests an advance of principal under the UMT Note, we will fund the required amount to UMT and our economic interest in the UMT Loan increases proportionately.  Our economic interest in the UMT Loan gives us the right to receive payment from UMT of principal and accrued interest relating to amounts funded by us to UMT which are applied towards UMT’s funding obligations to UDF I under the UMT Loan.  We may abate our funding obligations under the Economic Interest Participation Agreement at any time for a period of up to twelve months by giving UMT notice of the abatement.

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and us will participate in the control and management of the UMT Loan.  The UMT Note matures on December 31, 2009.  The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  The UMT Loan interest rate is the lower of 14% or the highest rate allowed by law.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I.  As of December 31, 2008, we had recognized approximately $1.2 million of interest income related to this note, of which approximately $508,000 is included in accrued interest receivable – related party.

The UMT Loan is subordinate to UDF I’s senior debt, which includes a line of credit provided by Textron Financial Corporation in the amount of $30 million, and all other indebtedness of UDF I to any national or state chartered banking association or other institutional lender that is approved by UMT in writing.  As of December 31, 2008, approximately $38.3 million of the Economic Interest Participation Agreement is included in participation interest – related party.

Effective December 2008, the Partnership modified a secured promissory note in the principal amount of approximately $8.1 million that it had originated with UDF I in December 2006 in the principal amount of approximately $6.9 million.  In connection with the origination of the promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF I’s obligations under the note are secured by a first lien deed of trust filed on 190 developed single-family home lots located in Thornton, Colorado.  The note bears interest at a base rate equal to 12% per annum and interest payments are due monthly.  The note matures on June 30, 2009.  As of December 31, 2008 and 2007, UDF III had recognized $890,000 and $750,000, respectively, of interest income related to this note, of which approximately $628,000 is included in accrued interest receivable – related party as of December 31, 2007, and no amount is included in accrued interest receivable – related party as of December 31, 2008.

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

Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees for professional audit services rendered by Whitley Penn LLP for the audit of our annual financial statements for the years ended December 31, 2008 and 2007 and fees billed for other services rendered by our independent public registered accounting firm during that period:

	2008	2007
Audit Fees (1)	$133,000	$102,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	23,000	15,000
All Other Fees	-	-
Total Fees	$156,000	$117,000

___________

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

United Development Funding III, L.P.

March 31, 2009                                                                                     By:  /s/ Hollis M. Greenlaw

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

March 31, 2009                                                                                     By:  /s/ Hollis M. Greenlaw

Hollis M. Greenlaw

President and Chief Executive Officer of UMTH Land Development, L.P., sole general partner of the Registrant and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.

(Principal Executive Officer)

March 31, 2009                                                                                     By: /s/ Cara D. Obert

Cara D. Obert

Chief Financial Officer of UMTH Land Development, L.P., sole general partner of the Registrant

(Principal Financial Officer and Principal Accounting Officer)

March 31, 2009                                                                                     By:  /s/ Theodore F. Etter

Theodore F. Etter

Chairman of the Board of UMT Services, Inc., sole general partner of UMTH Land Development, L.P., sole general partner of the Registrant

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
United Development Funding III, L.P.

We have audited the accompanying balance sheets of United Development Funding III, L.P. (the “Partnership”) as of December 31, 2008 and 2007 and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2008, 2007 and 2006.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Development Funding III, L.P. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
March 31, 2009

UNITED DEVELOPMENT FUNDING III, L.P.
BALANCE SHEETS

	December 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$15,505,910	$586,642
Restricted cash	1,205,190	665,174
Accrued interest receivable	2,301,525	437,324
Accrued interest receivable – related party	683,529	676,716
Mortgage notes receivable, net	169,825,653	76,858,885
Mortgage notes receivable – related party, net	43,311,599	23,190,872
Participation interest – related party	39,259,006	-
Deferred offering costs	612,292	2,605,788
Other assets	16,708	71,032

Total assets	$272,721,412	$105,092,433

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$-	$37,253
Accrued liabilities	416,961	86,668
Accrued liabilities – related party	3,346,306	2,892,774
Escrow payable	517,190	665,174
Line-of-credit	-	2,325,028

Total liabilities	4,280,457	6,006,897

Commitments and contingencies

Partners’ Capital:
Limited partners’ capital: 17,500,000 units authorized;
15,019,292 units issued and outstanding at
December 31, 2008 and 5,509,316 units issued and
outstanding at December 31, 2007	268,179,990	98,978,590
General partner’s capital	260,965	106,946

Total partners’ capital	268,440,955	99,085,536

Total liabilities and partners’ capital	$272,721,412	$105,092,433

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006

Revenues:
Interest income	$23,928,290	$7,770,250	$370,250
Credit enhancement fees – related party	-	595,587	75,571
Mortgage and transaction service revenues	1,877,748	705,478	66,190
Total revenues	25,806,038	9,071,315	512,011

Expenses:
Interest expense	1,500	256,495	4,425
General and administrative	4,216,248	1,589,525	179,187
Total expenses	4,217,748	1,846,020	183,612

Net income	$21,588,290	$7,225,295	$328,399

Earnings allocated to limited partners	$19,347,360	$6,475,262	$294,310

Earnings per limited partnership unit,
basic and diluted	$1.94	$2.25	$2.27

Weighted average limited partnership
units outstanding	9,961,083	2,875,815	129,608

Distributions per weighted average limited
partnership units outstanding	$1.82	$1.70	$0.77

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

For the Years Ended December 31, 2006, 2007 and 2008

	General	Limited	Limited	Total
	Partner's	Partners'	Partners'	Partners'
	Capital	Units	Capital	Capital

Balance at December 31, 2005	$100	-	$900	$1,000

Contributions, net of offering costs of $1,538,599	-	659,476	11,650,926	11,650,926

Redemption of initial limited partner's interest	-	-	(900)	(900)

Distributions	(15,441)	-	(99,698)	(115,139)

Distribution reinvestment	-	1,715	34,305	34,305

Net income	34,089	-	294,310	328,399

Balance at December 31, 2006	18,748	661,191	11,879,843	11,898,591

Contributions, net of offering costs of $11,441,818	-	4,770,226	83,962,948	83,962,948

Distributions	(661,835)	-	(4,897,445)	(5,559,280)

Distribution reinvestment	-	77,899	1,557,982	1,557,982

Net income	750,033	-	6,475,262	7,225,295

Balance at December 31, 2007	106,946	5,509,316	98,978,590	99,085,536

Contributions, net of offering costs of $22,364,347	-	9,309,555	163,947,885	163,947,885

Distributions	(2,086,911)	-	(18,102,253)	(20,189,164)

Distribution reinvestment	-	336,046	6,720,917	6,720,917

Redemption of limited partners’ interest	-	(135,625)	(2,712,509)	(2,712,509)

Net income	2,240,930	-	19,347,360	21,588,290

Balance at December 31, 2008	$260,965	15,019,292	$268,179,990	$268,440,955

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF CASH FLOWS
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Operating Activities
Net income	$21,588,290	$7,225,295	$328,399
Adjustment to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	239,819	77,702	-
Amortization	56,323	59,801	-
Changes in operating assets and liabilities:
Accrued interest receivable	(1,864,201)	(437,324)	-
Accrued interest receivable – related party	(6,813)	(670,475)	(6,241)
Other assets	(1,999)	36,751	(167,484)
Accounts payable	(37,253)	34,840	2,413
Accrued liabilities	330,293	19,741	66,927
Net cash provided by operating activities	20,304,459	6,346,331	224,014

Investing Activities
Investments in mortgage notes receivable	(149,299,275)	(88,386,449)	(11,422,063)
Investments in mortgage notes receivable – related party	(65,094,176)	(26,360,001)	(6,328,010)
Investments in participation interest – related party	(39,343,407)	-	-
Receipts from mortgage notes receivable	62,547,885	22,871,925	-
Receipts from mortgage notes receivable – related party	38,518,252	9,497,139	-
Receipts from participation interest – related party	84,401	-	-
Net cash used in investing activities	(152,586,320)	(82,377,386)	(17,750,073)

Financing Activities
Net proceeds from (payments on) line-of-credit	(2,325,028)	(4,111,374)	6,436,402
Limited partner contributions	186,312,232	95,404,766	13,189,525
Limited partner distributions	(18,102,253)	(4,897,445)	(99,698)
Limited partner distribution reinvestment	6,720,917	1,557,982	34,305
Limited partner redemptions	(2,712,509)	-	-
General partner distributions	(2,086,911)	(661,835)	(16,341)
Partnership interest subscriptions receivable	-	-	900
Escrow payable	(147,984)	76,658	588,516
Restricted cash	(540,016)	(76,658)	(588,516)
Payments of offering costs	(22,364,347)	(11,441,818)	(1,538,599)
Deferred offering costs	1,993,496	(558,655)	(1,599,368)
Accrued liabilities – related party	453,532	653,969	1,791,040
Net cash provided by financing activities	147,201,129	75,945,590	18,198,166

Net increase (decrease) in cash and cash equivalents	14,919,268	(85,465)	672,107
Cash and cash equivalents at beginning of period	586,642	672,107	-
Cash and cash equivalents at end of period	$15,505,910	$586,642	$672,107

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$-	$258,067	$-
See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

A.   Nature of Business

United Development Funding III, L.P. (which may be referred to as the “Partnership,” “we,” “us,” “our” or “UDF III”) was organized on June 13, 2005 as a Delaware limited partnership.  Our principal business purpose is to originate, acquire, service, and otherwise manage, either alone or in association with others, a diversified portfolio of mortgage loans that are secured by real property or equity interests in entities that hold real property already subject to other mortgages (including mortgage loans that are not first in priority and participation interests in mortgage loans) and participation interests in mortgage loans, and to issue or acquire an interest in credit enhancements to borrowers, such as guaranties or letters of credit.  Our offices are located in Grapevine, Texas.

Our general partner is UMTH Land Development, L.P., a Delaware limited partnership (“Land Development”) that is responsible for our overall management, conduct, and operation.  Our general partner has authority to act on our behalf in all matters respecting us, our business and our property.  Our limited partners shall take no part in the management of our business or transact any business for us and shall have no power to sign for or bind us; provided, however, that the limited partners, by a majority vote and without the concurrence of the general partner, have the right to: (a) amend the Agreement of Limited Partnership, as amended (the “Partnership Agreement”), governing the Partnership, (b) dissolve the Partnership, (c) remove the general partner or any successor general partner, (d) elect a new general partner, and (e) approve or disapprove a transaction entailing the sale of all or substantially all of the real properties acquired by the Partnership.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At December 31, 2008 and 2007, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes monies held in escrow with respect to subscriptions for limited partnership units.

Mortgage Notes Receivable and Mortgage Notes Receivable – Related Party

Mortgage notes receivable and mortgage notes receivable – related party are recorded at the lower of cost or estimated net realizable value.  The mortgage investments are collateralized by land and related improvements to residential property owned by the borrowers and/or ownership interests of the borrower.  Currently, mortgage notes receivable have terms ranging from two to 51 months.  None of such mortgages are insured or guarantied by a federally owned or guarantied mortgage agency.  We originate and/or acquire all mortgage notes receivable and intend to hold the mortgage notes receivable for the life of the notes.

Participation Interest – Related Party

Participation interest – related party represents an Economic Interest Participation Agreement with UMT, pursuant to which we purchased (i) an economic interest in a $45 million revolving credit facility from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the revolving credit facility from UMT to UDF I.  See Note K, “Related Party Transactions” for further details.

Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable, mortgage notes receivable – related party and profit participation – related party.  We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses.  We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  The following table summarizes the changes in the reserve for loan losses during the years ended December 31, 2008 and 2007:

	2008	2007
Balance, beginning of year	$77,700	$-
Provision for loan losses	239,800	77,700
Loans charged off	-	-
Balance, end of year	$317,500	$77,700

Revenue Recognition

Interest income on mortgage notes receivable and profit participation interest – related party is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of December 31, 2008 and 2007, we were accruing interest on all mortgage notes receivable.

Credit enhancement fee – related party income is generated by a limited guaranty on behalf of an affiliate.  Such income is recognized on a monthly basis as collectability is deemed probable.  As of December 31, 2007, we were recognizing all credit enhancement fee income on our limited guaranty.  In April 2008, UDF I negotiated the release of the limited guaranty.  The limited guaranty was terminated and our contingent repayment obligation relieved effective January 1, 2008, which is further discussed in Note I.

We generate mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with Statement of Financial Accounting Standards (“SFAS”) 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes.  The Partnership also expenses a 3% acquisition and origination fee (“placement fee”) paid to the general partner to provide for processing and origination costs associated with mortgage notes receivable or profit participation interest held by the Partnership on a straight-line basis over the expected life of such notes.  As of December 31, 2008 and 2007, approximately $2.5 million and $346,000, respectively, of such net deferred fees have been offset against mortgage notes receivable. Approximately $188,000 and $291,000 of net deferred fees have been offset against mortgage notes receivable – related party as of December 31, 2008 and 2007, respectively. As of December 31, 2008, approximately $937,000 of net deferred fees have been offset against profit participation – related party, which was entered into in September 2008.  Accordingly, there were no offsets to profit participation – related party during 2007.  See Note K, “Related Party Transactions” for further details.

Organization Costs and Offering Costs

In accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, the Partnership expenses organization costs as incurred.  Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt.  Offering costs related to raising capital from equity will be offset as a reduction of capital raised in partners’ capital.  Certain offering costs are currently being paid by the general partner.  As noted in Note K, these costs will be reimbursed to our general partner by the Partnership.

Cash Flow Distributions

Cash available for distributions represents the funds received by the Partnership from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by the Partnership to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with our Registration Statement on Form S-11, covering a public offering of our units of limited partnership interest (the “Offering”)).  Our general partner receives a monthly distribution for promotional and carried interest (see Note G) from the cash available for distributions.  Monthly distributions are currently paid to the limited partners at a 9.75% annualized return on a pro rata basis based on the number of days the limited partner has been invested in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general partner and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to the general partner and limited partners.  It is the intent of management to monitor and distribute any surplus on an annual basis.  As of December 31, 2008, a deficit of retained earnings of $2.2 million is included in the limited partners’ capital account.  As of December 31, 2007, a surplus of retained earnings of $188,600 is included in the limited partners’ capital account.

Income Taxes

The Partnership is organized as a limited partnership for federal income tax purposes.  As a result, income or losses are taxable or deductible to the partners rather than at the partnership level; accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, we calculate the fair value of our assets and liabilities which qualify as financial instruments under this statement and include this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of cash equivalents, restricted cash, accrued interest receivable, accounts payable, accrued liabilities, and line-of-credit approximates the carrying amounts due to the relatively short maturity of these instruments.  The estimated fair value of mortgage notes receivable approximates the carrying amount since they bear interest at the market rate.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for us for the fiscal year beginning January 1, 2008. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).   FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter 2009. Accordingly, the Partnership’s adoption of this standard on January 1, 2008 is limited to financial assets and liabilities.  The Partnership’s adoption of SFAS 157 has not had a material impact on the Partnership’s financial condition or results of operations.  However, the Partnership is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on the Partnership’s financial statements upon full adoption.

 In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP 157-3 has not had a material impact on the Company’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. SFAS 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Partnership will be required to apply the provisions of the new standards in the first quarter of 2009. Early adoption is not permitted for these new standards.  The Partnership is in the process of evaluating the effect that SFAS 141R and SFAS 160 will have on the Partnership.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

C. Registration Statement

On May 15, 2006, the Offering was declared effective under the Securities Act of 1933, as amended.  The Offering, at the time of such effectiveness, covered up to 12,500,000 units of limited partnership interest at a price of $20 per unit and up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per unit.  We have the right to reallocate the units of limited partnership interest we are offering between the primary offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units being offered such that  16,250,000 units are being offered pursuant to the primary offering and 1,250,000 units are being offered pursuant to the DRIP.  On July 3, 2006,  our initial public subscribers were accepted as limited partners and the subscription proceeds from such initial public subscribers were released to us.  As of December 31, 2008, we had issued an aggregate of 15,019,292 units of limited partnership interest in the Offering, consisting of 14,739,257 units that have been issued to our limited partners in exchange for gross proceeds of approximately $294.9 million (approximately $259.6 million, net of costs associated with the Offering) and another 415,660 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $8.3 million, minus 135,625 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $2.7 million.  As of December 31, 2007, we had issued an aggregate of 5,509,316 units of limited partnership interest in the Offering, consisting of 5,429,702 units that have been issued to our limited partners in exchange for gross proceeds of approximately $108.6 million (approximately $95.6 million, net of costs associated with the Offering) and another 79,614 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $1.6 million.  No units of limited partnership interest were repurchased as of December 31, 2007.

D.  Line-of-Credit

On December 29, 2008, a revolving credit facility (the “Revolving Credit Facility”) that we had entered into in December 2006, with Premier Bank, a Missouri banking association d/b/a Premier Bank of Texas, which permitted us to borrow up to an aggregate outstanding principal amount of $10 million, was terminated.  The terminated Revolving Credit Facility was secured by a first priority lien upon all of our existing and future acquired assets.  In consideration for the origination of the terminated Revolving Credit Facility, we paid an origination fee in the amount of approximately $113,000, which was amortized over the two-year term of the terminated Revolving Credit Facility.  The annual interest rate on the terminated Revolving Credit Facility was equal to the prime rate of interest as quoted in the Wall Street Journal (3.25% at December 29, 2008 and 7.25% at December 31, 2007).  As of December 31, 2007, we had approximately $99.1 million in aggregate partners’ equity pursuant to the terminated Revolving Credit Facility.

We utilized the terminated Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of our units.  Proceeds from the sale of our units were used to repay the terminated Revolving Credit Facility.  We used the terminated Revolving Credit Facility as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  As of December 31, 2007, approximately $2.3 million was outstanding on the terminated Revolving Credit Facility.  No balance was outstanding at the time of termination of the Revolving credit facility.  Interest expense related to the terminated Revolving Credit Facility was approximately $1,500 and $256,500 for the years ended December 31, 2008 and 2007, respectively.

E.  Partners’ Capital

As of December 31, 2008, we had issued an aggregate of 15,019,292 units of limited partnership interest in the Offering, consisting of 14,739,257 units that have been issued to our limited partners in exchange for gross proceeds of approximately $294.9 million (approximately $259.6 million, net of costs associated with the Offering), another 415,660 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $8.3 million, less 135,625 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $2.7 million.  In addition to the monthly DRIP distributions, we also distributed approximately $11.4 million in cash during 2008, for aggregate monthly distributions of approximately $23.1 million.  As of December 31, 2007, we had issued an aggregate of 5,509,316 units of limited partnership interest in the Offering, consisting of 5,429,702 units that have been issued to our limited partners in exchange for gross proceeds of approximately $108.6 million (approximately $95.6 million, net of costs associated with the Offering), and another 79,614 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $1.6 million.  In addition to the monthly DRIP distributions, we also distributed approximately $3.3 million in cash during 2007, for total monthly distributions of approximately $5 million.  Distributions to our general partner are more fully discussed in Notes G and K.

F.  Offering Compensation

Various parties receive compensation as a result of the Offering, including the general partner, affiliates of the general partner and unaffiliated selling group members.  See Note K for a description of the Offering reimbursements and compensation of the general partner and its affiliates.  Payments to unaffiliated selling group members include selling commissions (7% of gross offering proceeds, except that commissions with respect to sales under the DRIP are reduced to 1% of gross offering proceeds), marketing support fees (up to 1% of gross offering proceeds, except that no marketing support fees are paid with respect to sales under the DRIP) and bona fide due diligence fees for expenses incurred in connection with the due diligence review of the Offering (not to exceed 0.5% of gross offering proceeds, except that no due diligence fees are paid with respect to sales under the DRIP).

G.  Operational Compensation

The general partner receives acquisition and origination expenses and fees of 3% of the net amount available for investment in mortgages for fees and expenses associated with the selection and origination of mortgages, including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by the Partnership.  The general partner also receives mortgage servicing fees of 0.25% of the aggregate outstanding loan balance held by the Partnership for services rendered in connection with the servicing of Partnership loans.  In addition, the general partner receives a carried interest of 1% of Cash Available for Distribution, as defined below, and net proceeds from a capital transaction (or pro rata portion thereof) if the Partnership invests more than 82% but no more than 84.5% of the gross offering proceeds in mortgage loans; an additional 1% of Cash Available for Distribution and net proceeds from a capital transaction (or pro rata portion thereof) if the Partnership invests more than 84.5% but not more than 86.5% of the gross offering proceeds in mortgage loans; and an additional 1% of Cash Available for Distribution and net proceeds from a capital transaction (or pro rata portion thereof) for each additional 1% of additional investments in mortgages above 86.5% of the gross offering proceeds.  Furthermore, prior to the receipt by the limited partners of a return of their net capital contributions and an 8% annual cumulative (non-compounded) return on their net capital contributions, the general partner receives an unsubordinated promotional interest of 10% of Cash Available for Distribution.  After the limited partners receive a return of their net capital contributions and an 8% annual cumulative (non-compounded) return on their net capital contributions, the general partner will receive a subordinated promotional interest of 15% of remaining Cash Available for Distribution (including net proceeds from a capital transaction or pro rata portion thereof).

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

The Partnership intends to redeem units on a monthly basis and will not redeem in excess of 5% of the weighted average number of units outstanding during the 12-month period immediately prior to the date of redemption.  The general partner will determine from time to time whether the Partnership has sufficient excess cash from operations to repurchase units.  Generally, the cash available for redemption will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from the DRIP.  If the funds set aside for the unit redemption program are not sufficient to accommodate all requests, at such time, if any, when sufficient funds become available, pending requests will be honored among all requesting limited partners as follows:  first, pro rata as to redemptions upon the death or disability of a limited partner; next, pro rata as to limited partners who demonstrate, in the discretion of the general partner, another involuntary exigent circumstance, such as bankruptcy; and, finally, pro rata as to other redemption requests.

I.  Commitments and Contingencies

In October 2006, we entered into a limited guaranty effective as of September 1, 2006 for the benefit of UMT or its permitted successors and assigns (the “UDF III Guarantee”), and entered into a letter agreement with UDF I, a Delaware limited partnership and related party, with respect to a credit enhancement fee related to the UDF III Guarantee (the “UDF III Credit Enhancement Fee Agreement”).  Pursuant to the UDF III Guarantee, the Partnership guaranteed the repayment of an amount up to $30 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between UMT and UDF I.  In exchange for that guarantee, and pursuant to the UDF III Credit Enhancement Fee Agreement, UDF I paid UDF III each month in arrears an amount equal to 0.25% of the maximum liability amount, which is included in credit enhancement fees – related party income.  As of December 31, 2007, the exposure under the UDF III Guarantee was approximately $15.9 million.  In April 2008, UDF I negotiated the release of the UDF III Guarantee.  This limited guaranty was terminated and our contingent repayment obligation relieved effective January 1, 2008.

An affiliate of our general partner serves as the advisor to UMT.  In addition, our general partner serves as the asset manager for UDF I.

The Partnership has no other outstanding debt or contingent payment obligations, other than certain loan guaranties or letters of credit that we may make to or for the benefit of third-party lenders.  There are approximately $56.4 million of commitments to be funded under the terms of mortgage notes receivable as of December 31, 2008.  Included in such amount is approximately $18.6 million of commitments for mortgage notes receivable – related party and $6.7 million for participation interest – related party.  As of December 31, 2007, there were approximately $75.7 million of commitments to be funded under the terms of mortgage notes receivable.  Included in such amount is approximately $65.8 million of commitments for mortgage notes receivable – related party.

J.  General and Administrative Expenses

General and administrative expenses of the Partnership are summarized in the following chart:

	For the Years Ended
	December 31,
Category	2008	2007	2006
Placement fees	$2,500,000	$1,000,000	$52,000
Service fees	400,000	100,000	8,000
Loan loss reserve	300,000	100,000	-
Investor relations	600,000	100,000	6,000
Professional fees	300,000	200,000	78,000
Other	100,000	100,000	35,000
Total	$4,200,000	$1,600,000	$179,000

K.  Related Party Transactions

Our general partner and certain of its affiliates receive fees in connection with the Offering and in connection with the acquisition and management of the assets and reimbursement of costs of the Partnership.

Our general partner receives 1.5% of the gross offering proceeds (excluding proceeds from the DRIP) for reimbursement of organization and offering expenses.  The Partnership has a related party payable to Land Development of approximately $612,000 and $2.6 million as of December 31, 2008 and 2007, respectively, for organization and offering costs paid by Land Development related to the Offering.

Our general partner is paid 3% of the net amount available for investment in mortgages for fees and expenses associated with the selection and origination of mortgages, including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by the Partnership.  Such costs are amortized into interest income over the life of the mortgage notes receivable.

The Partnership also reimburses its general partner up to 0.5% of the gross offering proceeds for expenses related to bona fide due diligence expenses incurred by unaffiliated selling group members and paid by the Partnership through its general partner (except that no such due diligence expenses shall be paid with respect to sales under the DRIP).

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

Our general partner receives a carried interest, which is an equity interest in the Partnership to participate in all distributions, other than distributions attributable to our general partner’s promotional interest of cash available for distribution and net proceeds from a capital transaction.  If our general partner enters into commitments to investments in mortgages in excess of 82% of the gross offering proceeds, our general partner will be entitled to a carried interest equal to (a) 1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross offering proceeds (or if commitments to investments in mortgages are above 82% but no more than 84.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 82%), (b) 1% for the next 2% of additional commitments to investments in mortgages above 84.5% of the gross offering proceeds (or if commitments to investments in mortgages are above 84.5% but no more than 86.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 84.5%) and (c) 1% for each additional 1% of additional commitments to investments in mortgages above 86.5% of the gross offering proceeds (or a fractional percentage equal to the fractional amount of any 1% of additional commitments to investments in mortgages).

For services rendered in connection with the servicing of the Partnership’s loans, the Partnership pays a monthly mortgage servicing fee to our general partner equal to one-twelfth of 0.25% of our aggregate outstanding development mortgage notes receivable balance as of the last day of the month.  Such fees are included in general and administrative expenses.

UMTH Funding Services, L.P., an affiliate of our general partner, receives 0.8% of the gross offering proceeds (excluding proceeds from sales under our DRIP) as a marketing support fee for marketing and promotional services provided to selling group members.  UMTH Funding Services, L.P. also is reimbursed for operating expenses incurred in assisting the general partner in the Partnership’s management.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the years ended December 31, 2008 and 2007:

		For the Years Ended
		December 31,
Payee	Purpose	2008	2007
Land Development
	Organization &
	Offering Expenses	$2,800,000	$1,430,000
	Bona Fide Due Diligence Fees	930,000	477,000
	Wholesaler Reimbursement	257,000	213,000
	Acquisition & Origination
	Expenses and Fees	5,100,000	2,900,000
	Promotional Interest	1,800,000	590,000
	Carried Interest	267,000	87,000
	Mortgage Servicing Fee	414,000	140,000
Funding Services
	Marketing Support Fees	2,300,000	1,200,000
	Operating Reimbursement Expense	430,000	100,000

In January 2007, we originated a secured promissory note to OU Land Acquisition II, L.P., a Texas limited partnership of which UDF I has a 50% partner interest, in the principal amount of approximately $1.6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears interest at a rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 101 acres of land located in Texas and is payable on June 14, 2010.  During 2008 and 2007, we recognized approximately $246,000 and $201,000, respectively, of interest income related to this note.

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6.4 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and is payable on September 4, 2010.  During 2008 and 2007, we recognized approximately $699,000 and $290,000, respectively, of interest income related to this note, of which approximately $42,000 is included in accrued interest receivable – related party as of December 31, 2008, and no amount is included in accrued interest receivable – related party as of December 31, 2007.

In November 2007, we originated a secured promissory note to United Development Funding X, L.P. (“UDF X”) a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In August 2008, we amended this revolving credit facility to reduce the commitment amount to $25 million.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2012.  During 2008 and 2007, we recognized approximately $2.4 million and $98,000, respectively of interest income related to this note, of which approximately $81,000 and $3,000 is included in accrued interest receivable – related party.

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 12% per annum, is collateralized by a second lien deed of trust on 255 finished lots and 110 acres of land in Texas and is payable on December 28, 2010.  During 2008 and 2007, we recognized approximately $629,000 and $1,600, respectively, of interest income related to this note.  In December 2008, UDF Northpointe, LLC was purchased by an unrelated third party, who thus, assumed the secured promissory note.

In May 2008, a secured promissory note originated in March 2007 to Buffington JV Fund II, Ltd. (“Buff JV”), a Texas limited partnership of which UDF I has a 50% partner interest, in the principal amount of approximately $5.3 million was paid in full.  In connection with the origination therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bore an interest rate of 13% per annum and was to be payable on June 30, 2009, was collateralized by a pledge of the 1% ownership interests from Buffington JV Fund Management, LLC, a Texas limited liability company and the general partner of Buff JV, and a pledge of the 49% ownership interests from Buffington Asset Group, Ltd., a Texas limited partnership and a limited partner of Buff JV.  During 2008 and 2007, we recognized approximately $473,000 and $451,000, respectively, of interest income related to this note.

In August 2008, we originated a secured revolving line of credit to UDF LOF, in the principal amount of up to $25 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”).  Land Development is the asset manager for, and an affiliate of, UDF LOF.  The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a lien of all of UDF LOF’s existing and future acquired assets and is payable on August 20, 2011.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the UDF LOF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  During 2008, we recognized approximately $178,000 of interest income related to this note, of which approximately $7,000 is included in accrued interest receivable – related party as of December 31, 2008.

In August 2008, we originated a secured promissory note with Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), in the principal amount of $2.5 million.  Land Development has a minority partner interest in Buffington Capital.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Capital note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Capital.  Buffington Capital’s payment and performance is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and is payable on August 12, 2010.  During 2008, we recognized approximately $104,000 of interest income related to this note, of which approximately $40,000 is included in accrued interest receivable – related party as of December 31, 2008.

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2 million. Land Development has a minority partner interest in Buffington Classic.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Classic note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic.  Buffington Classic’s payment and performance is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and is payable on August 21, 2010.  During 2008, we recognized approximately $29,000 of interest income related to this note, of which approximately $5,000 is included in accrued interest receivable – related party as of December 31, 2008.

In August 2008, we originated a secured line of credit to UDF I in the principal amount of up to $45 million pursuant to a Secured Line of Credit Promissory Note (the “UDF Note”).  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the UDF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  We agreed in principal to subordinate the UDF Note to a loan from UDF I’s senior lender.  We entered into an intercreditor agreement with UMT, another lender that has made a $45 million line of credit loan to UDF I.  The UMT and UDF III liens, and the priority of payment from UDF I to UMT and UDF III, respectively, are of equal rank and priority.  The UMT loan is subordinate to the loan from UDF I’s senior lender.  The UDF Note, which bears interest at 14% per annum, is collateralized by a lien against all of UDF I’s existing and future acquired assets, including the loans and investments owned by UDF I, pursuant to a security agreement executed by UDF I in favor of the Partnership (the “UDF Security Agreement”) and is payable on December 31, 2009.  During 2008, we recognized approximately $13,000 of interest income related to this note.  The UDF Note was terminated effective September 19, 2008 in order to allow us to enter into the Economic Interest Participation Agreement discussed below.

In September 2008, we originated an additional secured promissory note with Buffington Classic, in the principal amount of approximately $290,000.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Classic note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  We provided a letter of credit on behalf of Buffington Classic in the amount of approximately $290,000.  If the letter of credit is drawn upon, then an amount equal to the drawn amount will be automatically advanced under the secured promissory note.   The secured note bears interest at 14% per annum and represents a 12-month note period with two 12-month renewal options.  As of December 31, 2008, no amount had been drawn upon this note; thus, no interest income had been recognized during 2008.

In September 2008, we entered into an Economic Interest Participation Agreement with UMT pursuant to which UDF III purchased (i) an economic interest in a $45 million revolving credit facility (the “UMT Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”).  The UMT Loan is a $45 million revolving line of credit facility evidenced by a Second Amended and Restated Secured Line of Credit Promissory Note dated as of June 20, 2006, as modified by an amendment effective September 1, 2006 (as amended, the “UMT Note”).  The UMT Loan is secured by a security interest in the assets of UDF I including UDF I’s land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF I in favor of UMT (the “Security Agreement”).

Pursuant to the Economic Interest Participation Agreement, each time UDF I requests an advance of principal under the UMT Note, we will fund the required amount to UMT and our economic interest in the UMT Loan increases proportionately.  Our economic interest in the UMT Loan gives us the right to receive payment from UMT of principal and accrued interest relating to amounts funded by us to UMT which are applied towards UMT’s funding obligations to UDF I under the UMT Loan.  We may abate our funding obligations under the Economic Interest Participation Agreement at any time for a period of up to twelve months by giving UMT notice of the abatement.

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and us will participate in the control and management of the UMT Loan.  The UMT Note matures on December 31, 2009.  The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  The UMT Loan interest rate is the lower of 14% or the highest rate allowed by law.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I.  During 2008, we recognized approximately $1.2 million of interest income related to this note, of which approximately $508,000 is included in accrued interest receivable – related party.

The UMT Loan is subordinate to UDF I’s senior debt, which includes a line of credit provided by Textron Financial Corporation in the amount of $30 million, and all other indebtedness of UDF I to any national or state chartered banking association or other institutional lender that is approved by UMT in writing.  As of December 31, 2008, approximately $39 million of the Economic Interest Participation Agreement is included in participation interest – related party.

As of December 31, 2007, we had recognized approximately $596,000 as credit enhancement fees – related party.  As discussed in Note I, this credit enhancement was released effective January 1, 2008, and thus, no such credit enhancement fees – related party have been recognized during 2008.

Effective December 2008, the Partnership modified a secured promissory note in the principal amount of approximately $8.1 million that it had originated with UDF I in December 2006 in the principal amount of approximately $6.9 million.  In connection with the origination of the promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF I’s obligations under the note are secured by a first lien deed of trust filed on 190 developed single-family home lots located in Thornton, Colorado.  The note bears interest at a base rate equal to 12% per annum and interest payments are due monthly.  The note matures on June 30, 2009.  During 2008 and 2007, UDF III recognized $890,000 and $750,000, respectively, of interest income related to this note, of which approximately $628,000 is included in accrued interest receivable – related party as of December 31, 2007, and no amount is included in accrued interest receivable – related party as of December 31, 2008.

An affiliate of Land Development serves as the advisor to UMT.  Land Development serves as the asset manager of UDF I.

L.  Concentration of Credit Risk

Financial instruments that potentially expose the Partnership to concentrations of credit risk are primarily temporary cash equivalents, mortgage notes receivable, mortgage notes receivable – related party and partnership interests – related party.  The Partnership maintains deposits in financial institutions that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”).  The Partnership has not experienced any losses related to amounts in excess of FDIC limits.

At December 31, 2008 and 2007, 95% and 91%, respectively, of the Partnership’s mortgage investments were secured by property located in Texas. All of the Partnership’s mortgage investments are in the United States.

M.  Subsequent Events

We have the right to reallocate the units of limited partnership interest we are offering between the primary offering and our DRIP, and pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on March 6, 2009, we reallocated the units we are offering such that 16,500,000 units are being offered pursuant to the primary offering and 1,000,000 units are being offered pursuant to the DRIP.

N.  Quarterly Financial Data (Unaudited)

Selected quarterly financial data (unaudited) for the years ended December 31, 2008 and 2007 is set forth below:

				Net Income Per
			Net Income	Limited	Weighted
			Allocated to	Partnership	Average
			Limited	Unit	Units
	Revenues	Net Income	Partners	Basic/Diluted	Outstanding
2008
First quarter	$4,204,746	$3,520,392	$3,156,308	$0.51	6,193,417
Second quarter	5,603,576	4,534,757	4,062,688	0.48	8,518,469
Third quarter	7,294,141	6,195,170	5,552,100	0.50	11,189,937
Fourth quarter	8,703,575	7,337,971	6,576,264	0.47	13,940,452
For the year	$25,806,038	$21,588,290	$19,347,360	$1.94	9,961,083

2007
First quarter	$1,042,189	$772,591	$692,394	$0.69	1,001,588
Second quarter	1,827,913	1,400,179	1,254,829	0.58	2,157,755
Third quarter	2,574,989	2,122,462	1,902,140	0.54	3,497,625
Fourth quarter	3,626,224	2,930,063	2,625,899	0.55	4,797,741
For the year	$9,071,315	$7,225,295	$6,475,262	$2.25	2,875,815

Index to Exhibits

Exhibit Number	Description
3.1
Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit B to prospectus of the Registrant filed pursuant to Rule 424(b)(3) on May 18, 2006)

3.2
Certificate of Limited Partnership of Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on August 26, 2005)

3.3
First Amendment to Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit B to Supplement No. 6 to prospectus dated May 15, 2006, contained within Post-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on April 29, 2008)

4.1
Subscription Agreement (previously filed in and incorporated by reference to Exhibit C to Supplement No. 6 to prospectus dated May 15, 2006, contained within Post-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on April 29, 2008)

10.1
Form of Escrow Agreement between United Development Funding III, L.P. and Coppermark Bank (previously filed in and incorporated by reference to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on February 10, 2006)

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

10.5	Limited Guaranty by United Development Funding III, L.P. for the benefit of United Mortgage Trust (previously filed in and incorporated by reference to Form 8-K filed on October 20, 2006)
10.6
Letter agreement with respect to the Limited Guaranty between United Development Funding III, L.P. and United Mortgage Trust for the benefit of United Development Funding, L.P. (previously filed in and incorporated by reference to Form 8-K filed on October 20, 2006)

10.7
Fairness opinion with respect to Limited Guaranty by United Development Funding III, L.P. for the benefit of United Mortgage Trust and letter agreement with respect to the Limited Guaranty between Registrant and United Mortgage Trust for the benefit of United Development Funding, L.P. (previously filed in and incorporated by reference to Form 8-K filed on October 20, 2006)

10.8
Secured Promissory Note by Centurion Acquisitions, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)

10.9
Secured Promissory Note by Midlothian Longbranch, L.P. for the benefit of United Development Funding, III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)

10.10
Environmental Indemnity Agreement by Midlothian Longbranch, L.P., Centurion Acquisitions, L.P., Pars Investments, Inc. and Mehrdad Moayedi in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)

10.11
Secured Promissory Note by Arete Real Estate and Development Company, Modern Modular Home Rental Corp., and Creative Modular Housing Inc. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)

10.12
Security Agreement by Arete Real Estate and Development Company, Creative Modular Housing Inc. and Modern Modular Home Rental Corp. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)

10.13
Continuing Unconditional Guaranty by Joe Fogarty, Nancy Fogarty and the Fogarty Family Trust for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)

10.14
Secured promissory note by Centurion Acquisitions, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2006)

10.15
Security Agreement by Centurion Acquisitions, L.P. and Pars Investment Inc., for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2006)

10.16
Continuing Unconditional Guaranty by Pars Investment Inc. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2006)

10.17
Loan and Security Agreement between United Development Funding III, L.P., as borrower, and Premier Bank, as lender (previously filed in and incorporated by reference to Form 8-K filed on January 3, 2007)

10.18	Revolving Note from United Development Funding III, L.P. for the benefit of Premier Bank (previously filed in and incorporated by reference to Form 8-K filed on January 3, 2007)
10.19
Secured Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed on January 4, 2007)

10.20
Fairness opinion with respect to Secured Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed on January 4, 2007)

10.21	Secured Promissory Note by Buffington Hidden Lakes, Ltd. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-K filed on April 2, 2007)
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
10.27
Continuing Unconditional Guaranty by UMT Holdings, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2007)

10.28
Fairness opinion with respect to Secured Line of Credit Promissory Note by United Development Funding X, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2007)

10.29
Secured Line of Credit Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)

10.30
Secured Line of Credit Promissory Note by United Development Funding Land Opportunity Fund, L.P. for the benefit United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)

10.31	Security Agreement by United Development Funding, L.P. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.32
Security Agreement by United Development Funding Land Opportunity Fund, L.P. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)

10.33
First Amendment to Secured Line of Credit Promissory Note by United Development Funding X, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)

10.34
Economic Interest Participation Agreement and Purchase Option between United Mortgage Trust and United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)

10.35
Fairness Opinion with respect to Secured Line of Credit Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)

10.36
Fairness Opinion with respect to Economic Interest Participation Agreement and Purchase Option between United Mortgage Trust and United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)

10.37
Fairness Opinion with respect to First Amendment to Secured Line of Credit Promissory Note by United Development Funding X, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)

10.38
Fairness Opinion with respect to Secured Line of Credit Promissory Note by United Development Funding Land Opportunity Fund, L.P. for the benefit United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)

31.1 (1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2 (1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1 (2)	Section 1350 Certifications

_________________

(1)	Filed herewith.

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