Form 10-Q
period 2009-03-31
United Development Funding III, LP
filed 2009-05-15
CIK 1335732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐   No ☒

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-Q

Quarter Ended March 31, 2009
		Page
	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008 (Audited)	3

	Statements of Operations for the three months ended March 31, 2009 and 2008 (Unaudited)	4

	Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (Unaudited)	5

	Notes to Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23

Item 4T.	Controls and Procedures.	24

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings.	25

Item 1A.	Risk Factors.	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 5.	Other Information.	26

Item 6.	Exhibits.	26

Signatures.		27

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING III, L.P.
BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets:
Cash and cash equivalents	$15,620,998	$15,505,910
Restricted cash	2,656,269	1,205,190
Accrued interest receivable	6,434,203	2,301,525
Accrued interest receivable – related party	1,967,344	683,529
Mortgage notes receivable, net	186,118,899	169,825,653
Mortgage notes receivable – related party, net	44,323,746	43,311,599
Participation interest – related party	46,054,791	39,259,006
Deferred offering costs	-	612,292
Other assets	20,255	16,708

Total assets	$303,196,505	$272,721,412

Liabilities and Partners’ Capital
Liabilities:
Accrued liabilities	$202,673	$416,961
Accrued liabilities – related party	1,998,522	3,346,306
Escrow payable	461,923	517,190

Total liabilities	2,663,118	4,280,457

Commitments and contingencies

Partners’ Capital:
Limited partners’ capital: 17,500,000 units authorized;
16,775,912 units issued and outstanding at
March 31, 2009 and 15,019,292 units issued and
outstanding at December 31, 2008	300,195,615	268,179,990
General partner’s capital	337,772	260,965

Total partners’ capital	300,533,387	268,440,955

Total liabilities and partners’ capital	$303,196,505	$272,721,412

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Interest income	$9,541,431	$3,922,915
Mortgage and transaction service revenues	503,445	281,831
Total revenues	10,044,876	4,204,746

Expenses:
Interest expense	-	1,500
General and administrative	852,468	682,854
Total expenses	852,468	684,354

Net income	$9,192,408	$3,520,392

Earnings allocated to limited partners	$8,238,204	$3,156,308

Earnings per limited partnership unit, basic and diluted	$0.52	$0.51

Weighted average limited partnership units outstanding	15,966,509	6,193,417

Distributions per weighted average limited partnership units outstanding	$0.46	$0.44

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating Activities
Net income	$9,192,408	$3,520,392
Adjustment to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	125,065	39,229
Depreciation and amortization	198	15,016
Changes in operating assets and liabilities:
Accrued interest receivable	(4,132,678)	(830,113)
Accrued interest receivable – related party	(1,283,815)	49,421
Other assets	(3,745)	(2,589)
Accounts payable	-	104,812
Accrued liabilities	(214,288)	20,036
Net cash provided by operating activities	3,683,145	2,916,204

Investing Activities
Investments in mortgage notes receivable	(17,884,548)	(5,144,738)
Investments in mortgage notes receivable – related party	(10,255,719)	(16,730,582)
Investments in participation interest – related party	(6,795,785)	-
Receipts from mortgage notes receivable	1,579,540	674,899
Receipts from mortgage notes receivable – related party	9,130,269	1,496,302
Net cash used in investing activities	(24,226,243)	(19,704,119)

Financing Activities
Net payments on line of credit	-	(2,325,028)
Limited partner contributions	33,756,611	34,168,376
Limited partner distributions	(7,343,707)	(2,746,949)
Limited partner distribution reinvestment	2,812,812	945,176
Limited partner redemption	(1,386,194)	(145,250)
General partner distributions	(877,397)	(343,327)
Escrow payable	(55,267)	1,331,009
Restricted cash	(1,451,079)	(1,331,009)
Payments of offering costs	(4,062,101)	(4,068,404)
Payments of deferred offering costs	612,292	626,460
Accrued liabilities – related party	(1,347,784)	(545,201)
Net cash provided by financing activities	20,658,186	25,565,853

Net increase in cash and cash equivalents	115,088	8,777,938
Cash and cash equivalents at beginning of period	15,505,910	586,642

Cash and cash equivalents at end of period	$15,620,998	$9,364,580

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

Our general partner is UMTH Land Development, L.P., a Delaware limited partnership (“Land Development”) that is responsible for our overall management, conduct, and operation.  Our general partner has authority to act on our behalf in all matters respecting us, our business and our property.  The limited partners shall take no part in the management of our business or transact any business for us and shall have no power to sign for or bind us; provided, however, that the limited partners, by a majority vote and without the concurrence of the general partner, have the right to:  (a) amend the Second Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”) governing the partnership, (b) dissolve the Partnership, (c) remove the general partner or any successor general partner, (d) elect a new general partner, and (e) approve or disapprove a transaction entailing the sale of all or substantially all of our real properties acquired by the Partnership.

B.  Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and with Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change to the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with the financial statements filed in our most recent Annual Report.  In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of March 31, 2009, operating results for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008.  Operating results and cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for us for the fiscal year beginning January 1, 2008. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157.  FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter 2009.  The Partnership’s adoption of SFAS 157 has not had a material impact on the Partnership’s financial condition or results of operations.

In December 2007, the FASB issued SFAS 141R, Business Combinations, and SFAS 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  SFAS 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. SFAS 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Partnership is required to apply the provisions of the new standards in the first quarter of 2009. The Partnership’s adoption of SFAS 141R and SFAS 160 has not had a material impact on the Partnership’s financial condition or results of operations.

Reclassification

Certain prior year amounts have been reclassified to conform to current presentation.

C.  Registration Statement

On May 15, 2006, a public offering of units of limited partnership interest (the "Offering") was declared effective under the Securities Act of 1933, as amended.  The Offering, at the time of such effectiveness, covered up to 12,500,000 units of limited partnership interest at a price of $20 per unit and up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per unit.  We have the right to reallocate the units of limited partnership interest we are offering between the primary offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units being offered to be 16,250,000 units offered pursuant to the primary offering and 1,250,000 units offered pursuant to the DRIP.  Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on March 6, 2009, we further reallocated the units being offered to be 16,500,000 units offered pursuant to the primary offering and 1,000,000 units offered pursuant to the DRIP.  On July 3, 2006, our initial public subscribers were accepted as limited partners and the subscription proceeds from such initial public subscribers were released to us.  As of March 31, 2009, we had issued an aggregate of 16,775,912 units of limited partnership interest in the Offering, consisting of 16,424,546 units that have been issued to our limited partners pursuant to our primary offering in exchange for gross proceeds of approximately $328.7 million (approximately $289.3 million, net of costs associated with the Offering) and 556,301 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross process of approximately $11.1 million, minus 204,935 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $4.1 million.  As of December 31, 2008, we had issued an aggregate of 15,019,292 units of limited partnership interest in the Offering, consisting of 14,739,257 units that have been issued to our limited partners in exchange for gross proceeds of approximately $294.9 million (approximately $259.6 million, net of costs associated with the Offering) and another 415,660 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $8.3 million, minus 135,625 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $2.7 million.

D.  Partners’ Capital

As of March 31, 2009, we had issued an aggregate of 16,775,912 units of limited partnership interest in the Offering, consisting of 16,424,546 units that have been issued to our limited partners pursuant to our primary offering in exchange for gross proceeds of approximately $328.7 million (approximately $289.3 million, net of costs associated with the Offering) and 556,301 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross process of approximately $11.1 million, minus 204,935 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $4.1 million.  As of December 31, 2008, we had issued an aggregate of 15,019,292 units of limited partnership interest in the Offering, consisting of 14,739,257 units that have been issued to our limited partners in exchange for gross proceeds of approximately $294.9 million (approximately $259.6 million, net of costs associated with the Offering), another 415,660 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $8.3 million, less 135,625 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $2.7 million.  In addition to the monthly DRIP distributions, we also distributed approximately $11.4 million in cash during 2008, for aggregate monthly distributions of approximately $23.1 million.  Distributions to our general partner are more fully discussed in Note E.

E.  Related Party Transactions

Our general partner, Land Development, and certain of its affiliates receive fees in connection with the Offering and in connection with the acquisition and management of our assets.  Land Development also receives reimbursement of certain costs of the Partnership.

Land Development receives up to 1.5% of the gross offering proceeds (excluding proceeds from our DRIP) for reimbursement of organization and offering expenses.  We have a related party payable to Land Development of approximately $612,000 as of December 31, 2008, for organization and offering costs paid by Land Development related to the Offering.  There is no related party payable to Land Development for organization and offering costs as of March 31, 2009.

Land Development is also paid 3% of the net amount available for investment in mortgages for fees and expenses associated with the selection and origination of mortgages, including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us.  Such fees are amortized into expense on a straight line basis.

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

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the three months ended March 31, 2009 and 2008:

		For the Three Months Ended
Payee	Purpose	March 31, 2009	March 31, 2008
Land Development
	Organization &
	Offering Expenses	$504,000	$512,000
	Due Diligence Fees	168,000	172,000
	Wholesaler Reimbursement	99,000	26,000
	Acquisition & Origination
	Expenses and Fees	987,000	901,000
	Promotional Interest	765,000	299,000
	Carried Interest	112,000	44,000
	Mortgage Servicing Fee	167,000	68,000
Funding Services
	Marketing Support Fees	342,000	453,000

In January 2007, we originated a secured promissory note to OU Land Acquisition II, L.P., a Texas limited partnership of which United Development Funding, L.P., a Delaware limited partnership (“UDF I”) has a 50% partner interest, in the principal amount of approximately $1.6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears interest at a rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 101 acres of land located in Texas and is payable on June 14, 2010.  For the three months ended March 31, 2009 and 2008, we had recognized approximately $70,000 and $57,000, respectively, of interest income related to this note.

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6.4 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and is payable on September 4, 2010.  For the three months ended March 31, 2009 and 2008, we had recognized approximately $106,000 and $83,000, respectively, of interest income related to this note.

In November 2007, we originated a secured promissory note to United Development Funding X, L.P. (“UDF X”) a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In August 2008, we amended this revolving credit facility to reduce the commitment amount to $25 million.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2012.  For the three months ended March 31, 2009 and 2008, we had recognized approximately $450,000 and $72,000, respectively, of interest income related to this note.

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 12% per annum, is collateralized by a second lien deed of trust on 255 finished lots and 110 acres of land in Texas and is payable on December 28, 2010.  In December 2008, UDF Northpointe, LLC was purchased by an unrelated third party, thus assuming the secured promissory note.  For the three months ended March 31, 2008, we had recognized approximately $151,000 of interest income related to this note.

In May 2008, a secured promissory note originated in March 2007 to Buffington JV Fund II, Ltd. (“Buff JV”), a Texas limited partnership of which UDF I has a 50% partner interest, in the principal amount of approximately $5.3 million was paid in full.  In connection with the origination therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bore an interest rate of 13% per annum and was to be payable on June 30, 2009, was collateralized by a pledge of the 1% ownership interests from Buffington JV Fund Management, LLC, a Texas limited liability company and the general partner of Buff JV, and a pledge of the 49% ownership interests from Buffington Asset Group, Ltd., a Texas limited partnership and a limited partner of Buff JV.  For the three months ended March 31, 2008, we had recognized approximately $260,000 of interest income related to this note.  No interest income was recognized for the three months ended March 31, 2009.

In August 2008, we originated a secured revolving line of credit to United Development Funding Land Opportunity Fund, L.P., a Delaware limited partnership (“UDF LOF”), in the principal amount of up to $25 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”).  Land Development is the asset manager for, and an affiliate of, UDF LOF.  The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a lien of all of UDF LOF’s existing and future acquired assets and is payable on August 20, 2011.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the UDF LOF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  For the three months ended March 31, 2009, we had recognized approximately $605,000 of interest income related to this note.

In August 2008, we originated a secured promissory note with Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), in the principal amount of $2.5 million.  Land Development has a minority partner interest in Buffington Capital.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Capital note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Capital.  Buffington Capital’s payment and performance is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and is payable on August 12, 2010.  For the three months ended March 31, 2009, we had recognized approximately $51,000 of interest income related to this note.

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2 million. Land Development has a minority partner interest in Buffington Classic.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Classic note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic.  Buffington Classic’s payment and performance is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and is payable on August 21, 2010.  For the three months ended March 31, 2009, we had recognized approximately $16,000 of interest income related to this note.

In August 2008, we originated a secured line of credit to UDF I in the principal amount of up to $45 million pursuant to a Secured Line of Credit Promissory Note (the “UDF Note”).  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the UDF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  We agreed in principal to subordinate the UDF Note to a loan from UDF I’s senior lender.  We entered into an intercreditor agreement with United Mortgage Trust, a Maryland real estate investment trust (“UMT”), another lender that has made a $45 million line of credit loan to UDF I.  The UMT and UDF III liens, and the priority of payment from UDF I to UMT and UDF III, respectively, are of equal rank and priority.  The UMT loan is subordinate to the loan from UDF I’s senior lender.  The UDF Note, which bears interest at 14% per annum, is collateralized by a lien against all of UDF I’s existing and future acquired assets, including the loans and investments owned by UDF I, pursuant to a security agreement executed by UDF I in favor of the Partnership (the “UDF Security Agreement”) and is payable on December 31, 2009.  The UDF Note was terminated effective September 19, 2008 in order to allow us to enter into the Economic Interest Participation Agreement discussed below.  No interest income was recognized for this note for the three months ended March 31, 2009 or 2008.

In September 2008, we originated an additional secured promissory note with Buffington Classic, in the principal amount of approximately $290,000.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Classic note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  We provided a letter of credit on behalf of Buffington Classic in the amount of approximately $290,000.  If the letter of credit is drawn upon, then an amount equal to the drawn amount will be automatically advanced under the secured promissory note.   The secured note bears interest at 14% per annum and represents a 12-month note period with two 12-month renewal options.  As of March 31, 2009, no amount had been drawn upon this note; thus, no interest income had been recognized for the three months ended March 31, 2009 or 2008.

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

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and us will participate in the control and management of the UMT Loan.  The UMT Note matures on December 31, 2009.  The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  The UMT Loan interest rate is the lower of 14% or the highest rate allowed by law.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I.  For the three months ended March 31, 2009, we had recognized approximately $1.5 million of interest income related to this note.

The UMT Loan is subordinate to UDF I’s senior debt, which includes a line of credit provided by Textron Financial Corporation in the amount of $30 million, and all other indebtedness of UDF I to any national or state chartered banking association or other institutional lender that is approved by UMT in writing.  As of March 31, 2009, approximately $46 million of the Economic Interest Participation Agreement is included in participation interest – related party.  No amount was outstanding as of March 31, 2008.

Effective December 2008, the Partnership modified a secured promissory note in the principal amount of approximately $8.1 million that it had originated with UDF I in December 2006 in the principal amount of approximately $6.9 million.  In connection with the origination of the promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF I’s obligations under the note are secured by a first lien deed of trust filed on 190 developed single-family home lots located in Thornton, Colorado.  The note bears interest at a base rate equal to 12% per annum and interest payments are due monthly.  The note matures on June 30, 2009.  For the three months ended March 31, 2009 and 2008, we had recognized approximately $240,000 and $208,000, respectively, of interest income related to this note.

An affiliate of Land Development serves as the advisor to UMT.  Land Development serves as the asset manager of UDF I.

F.  Subsequent Events

On April 20, 2009, we filed a definitive proxy statement with respect to a Special Meeting of Limited Partners to be held on June 9, 2009.  At the Special Meeting, our limited partners as of April 13, 2009 will be asked to vote on three proposals to amend certain provisions of our Second Amended and Restated Agreement of Limited Partnership, as amended, for the purpose of making available additional units of limited partnership interest for sale pursuant to our DRIP.

The primary offering component of the Offering was terminated on April 23, 2009.  We intend to extend the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner may terminate the offering of units pursuant to our DRIP at any earlier time.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, development costs that may exceed estimates, development delays, increases in interest rates, residential lot take down or purchase rates or inability to sell residential lots experienced by our borrowers, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission, and the discussion of material trends affecting our business elsewhere in this report.

Overview

On May 15, 2006, our Registration Statement on Form S-11, covering the Offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20 per unit.  We have the right to reallocate the units of limited partnership interest we are offering between the primary offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units being offered to be 16,250,000 units offered pursuant to the primary offering and 1,250,000 units offered pursuant to the DRIP.  Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on March 6, 2009, we further reallocated the units being offered to be 16,500,000 units offered pursuant to the primary offering and 1,000,000 units offered pursuant to the DRIP.

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

Revenue Recognition

Interest income on mortgage notes receivable and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of March 31, 2008, we were accruing interest on all mortgage notes receivable.  As of March 31, 2009, we were no longer accruing interest on one mortgage note receivable and participation interest – related party

The Partnership generates mortgage and transaction service revenues by originating mortgage notes receivable and other loans.  In accordance with SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, the Partnership defers recognition of income from nonrefundable commitment fees paid by the borrowers and recognizes such income on a straight-line basis over the expected life of such notes.  The Partnership also expenses a 3% acquisition and origination fee (“placement fee”) paid to the general partner to provide for processing and origination costs associated with mortgage notes receivable held by the Partnership on a straight-line basis.  As of March 31, 2009 and December 31, 2008, approximately $3.8 million and $3.6 million, respectively, of these net deferred fees have been included in mortgage notes receivable (including related party transactions) and participation interest – related party.

Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable and mortgage notes receivable – related party.  We periodically perform detailed reviews of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses based on historical and current trends and other factors affecting credit losses.  We charge additions to the allowance for loan losses to current period earnings through the provision for loan losses.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  We exercise significant judgment in estimating the timing, frequency and severity of losses, which could materially affect the provision for loan losses and, therefore, net income.  As of March 31, 2009 and December 31, 2008, approximately $443,000 and $318,000, respectively, of allowance for loan losses have been offset against mortgage notes receivable.

Mortgage Notes Receivable and Mortgage Notes Receivable – Related Party

Mortgage notes receivable and mortgage notes receivable – related party are recorded at the lower of cost or estimated net realizable value.  The mortgage investments are collateralized by land and related improvements to residential property owned by the borrowers and/or the ownership interests of the borrower.  Currently, the mortgage notes receivable have a term ranging from five to 51 months.  None of such mortgages are insured or guaranteed by a federally owned or guaranteed mortgage agency.  We originate and/or acquire all mortgage notes receivable and intend to hold the mortgage notes receivable for the life of the notes.

Partnership Interest – Related Party

Participation interest – related party represents an Economic Interest Participation agreement with UMT, pursuant to which we purchased (i) an economic interest in a $45 million revolving credit facility from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the credit facility.

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions are currently paid to the limited partners at a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners.  It is the intent of management to monitor and distribute such surplus, if any, on an annual basis.  As of March 31, 2009 and December 31, 2008, we had approximately $2.3 million and $2.2 million, respectively, deficit in retained earnings, which is included in our limited partners’ capital account.  All of the distributions for the three months ended March 31, 2009 and the year ended December 31, 2008 were paid from cash available for distributions, as such term is described above.

Results of Operations

The three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Revenues

Interest income for the three months ended March 31, 2009 and 2008 was approximately $9.5 million and $3.9 million, respectively.  The increase in interest income for the three months ended March 31, 2009 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) and participation interest – related party portfolios of approximately $276.5 million as of March 31, 2009, compared to $119.7 million as of March 31, 2008.

Mortgage and transaction service revenues for the three months ended March 31, 2009 and 2008 were approximately $503,000 and $282,000, respectively.  The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes.  The increase in mortgage and transaction service revenues for the three months ended March 31, 2009 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) and participation interest – related party portfolios of approximately $276.5 million as of March 31, 2009, compared to $119.7 million as of March 31, 2008.

We expect revenues to increase in the near future as we continue to invest proceeds in additional loans.

Expenses

Interest expense for the three months ended March 31, 2008 was approximately $1,500.  Interest expense represents interest associated with a revolving credit facility (the “Revolving Credit Facility”) that we had entered into in December 2006, with Premier Bank, a Missouri banking association d/b/a Premier Bank of Texas, which permitted us to borrow up to an aggregate outstanding principal amount of $10 million.  We utilized the Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of our units.  We used the Revolving Credit Facility as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  The Revolving Credit Facility was terminated in December 2008.  Thus, there is no interest expense for the three months ended March 31, 2009.

General and administrative expense for the three months ended March 31, 2009 and 2008 was approximately $852,000 and $683,000, respectively.  The increase in general and administrative expense primarily relates to increased costs associated with our directors’ and officers’ insurance premiums, placement fees, as well as legal and accounting fees.

We intend to grow our portfolio in conjunction with the proceeds raised in the Offering.  We intend to deploy such proceeds in a diversified manner to the borrowers and markets in which we have experience and as markets dictate in accordance with the economic factors conducive for a stable residential market.  We expect interest expense, placement fees and general and administrative expense to increase commensurate with the growth of our portfolio.

   Cash Flow Analysis

Cash flows provided by operating activities for the three months ended March 31, 2009 were approximately $3.7 million and were comprised primarily of net income, offset with accrued interest receivable.  During the three months ended March 31, 2008, cash provided by operating activities was approximately $2.9 million and was comprised primarily of net income, offset slightly with other assets and accrued interest receivable.

Cash flows used in investing activities for the three months ended March 31, 2009 were approximately $24.2 million, resulting from the origination of mortgage notes receivable and participation interest – related party.  Cash flows for the three months ended March 31, 2008 were approximately $19.7 million, resulting from the origination of mortgage notes receivable.

Cash flows provided by financing activities for the three months ended March 31, 2009 were approximately $20.7 million, and were primarily the result of funds received from the issuance of limited partnership units, offset with payments of offering costs and distributions to limited partners.  Cash flows provided by financing activities for the three months ended March 31, 2008 were approximately $25.6 million, and were primarily the result of funds received from the issuance of limited partnership units, offset with payments of offering costs.

Our cash and cash equivalents were approximately $15.6 million and $9.4 million as of March 31, 2009 and 2008, respectively.

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

Material Trends Affecting Our Business

We are a real estate finance limited partnership and derive a substantial portion of our income by originating, purchasing, participating in and holding for investment mortgage loans made directly by us to persons and entities for the acquisition and development of real property as single-family residential lots that will be marketed and sold to home builders. We intend to concentrate our lending activities in the southeast and southwest sections of the United States, particularly in Texas, Colorado and Arizona.  We believe these areas continue to experience demand for new construction of single-family homes; however, the U.S. housing market has suffered declines over the past three years, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation.  Additionally, we intend to concentrate our lending activities with national and regional homebuilders and developers who sell single-family residential home lots to such national and regional homebuilders.  National and regional homebuilders are expected to reduce the number of new homes constructed in 2009 as compared to 2008.  However, we expect to see continued healthy demand for our products as the supply of finished new homes and land is once again aligned with our market demand.

Demand for new homes continued to deteriorate progressively throughout 2008 and accelerated with the cascading events in credit and equity markets in September and October.  Consumer confidence has begun recently to improve, rising from the historic lows of the fall of 2008.  Market conditions remain challenging as many potential home buyers appear to have postponed the purchase of new homes until signs that the economy and employment are improving, or at least are not continuing to deteriorate.  Our view is that the perspective of many potential home buyers has changed from “have home prices stabilized, and is this the right price at which to purchase a home?,” to “we will wait to purchase a home until such time as we are comfortable we are not going to lose our jobs.”

Nationally, the number of new single-family residential homes sold and average and median sales prices have been declining.  The sales of new single-family residential homes in March 2009 were at a seasonally adjusted annual rate of 356,000 units, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.  This is approximately 32.3% below the March 2008 estimate of 526,000.  According to the same sources, the average sales price of new houses sold in March 2009 was $258,000; the median sales price was $201,400.  This is approximately 11.70% below the March 2008 average new home sales price of $292,200.  In addition, the median sales price is approximately 11.51% below the March 2008 median new home sales price of $227,600.  The seasonally adjusted estimate of new houses for sale at the end of March 2009 was 311,000, which represents a supply of 10.7 months at the March 2009 sales rate.  We believe that this significant drop in the number of new houses for sale, year-over-year, by an estimated 157,000 units reflects the homebuilding industry’s extensive efforts to bring the new home market back to equilibrium by continuing to reduce new housing starts and selling existing new home inventory.  We believe that new home inventories is at or close to equilibrium and that what is necessary to regain prosperity in housing markets is the return of healthy levels of demand.  Also, according to the sources identified above, new single-family residential home permits and starts have declined nationally, as a result and in anticipation of a rising supply of new single-family residential homes and a declining demand for new single-family residential homes.  Single-family homes authorized by building permits in March 2009 were at a seasonally adjusted annual rate of 361,000 units.  This is 40.43% below the March 2008 estimate of 606,000 units.  Single-family home starts for March 2009 were at a seasonally adjusted annual rate of 358,000 units.  This is 47.35% below the March 2008 estimate of 680,000 units.

The primary factors affecting new home sales are housing prices and home affordability and housing demand.  Housing supply may affect both new home prices and the demand for new homes.  When new home supplies exceed new home demand, new home prices may generally be expected to decline.  Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached.

Generally, housing markets remain difficult and are declining on a national basis with those declines and difficulties most pronounced in those markets that had experienced rapid growth, steep increases in property values and speculation, such as in California, Florida, Arizona and Nevada.  However, a few markets, such as Texas, though weakened from 2007, are continuing to remain fairly healthy relative to national trends.  The table below illustrates the recent declines in home prices nationally, as well as in Arizona, California, Nevada and Florida, while showing that Texas has not experienced such pronounced declines.

The Federal Housing Finance Agency ("FHFA") analyzes the combined mortgage records of Fannie Mae and Freddie Mac, which form the nation’s largest database of conventional, conforming mortgage transactions.  FHFA’s all-transactions house price index tracks average house price changes in repeat sales or refinancing of the same single-family properties and is based on data obtained from Fannie Mae and Freddie Mac for mortgages originated over the past 34 years.

The FHFA 4th Quarter 2008 all-transactions house price index reports that over the past twelve months, home prices have risen on average 2.09% in Texas while home prices have fallen nationally 8.24% in that same period.  Also, home prices in the states of Arizona, Florida, California and Nevada have fallen 15.18%, 19.51%, 20.51% and 21.79%, respectively, during that same period.  According to that same source, only 21 states have seen home prices increase over the past twelve months, while twenty-nine states and the District of Columbia have seen home prices fall.  The FHFA reports that only three states, North Dakota, South Dakota and Texas have seen home prices rise by more than 2.0% over that period.  The FHFA also reports that four states, Arizona, Florida, Nevada and California have seen home prices fall by more than 15.0% over that same period.

As of March 31, 2009, substantially all of our loans, approximately 95% of our portfolio, were with respect to single-family residential development projects in Texas.  Our Texas loans were in the markets of Austin, Houston, Dallas, San Antonio and Lubbock.  Our remaining loans were made with respect to single-family residential development projects in Denver, Colorado (4%) and Kingman, Arizona (1%).

While housing woes beleaguer the national economy, Texas housing markets have held up as some of the best in the country.  We believe the Texas markets have remained fairly healthy due to continued strong population and minimal job loss, economies, housing affordability ratios, and home building and development discipline on the part of home builders and developers operating in Texas markets.

According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for 2009 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $216,448, $210,706, $207,906 and $182,892, respectively.  These amounts are at par with or slightly above the 2009 national median sales price of new homes sold of $201,400.  Using the Department of Housing and Urban Development’s estimated 2009 median family income for the respective metropolitan areas of Austin, Houston, Dallas, and San Antonio, the median income earner in those areas has 1.32 times, 1.24 times, 1.29 times, and 1.24 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  Using the U.S. Census Bureau’s income data to project an estimated median income for the United States in 2009 of $64,000 and the 2009 national median sales prices of new homes sold of $201,400, we conclude that the national median income earner has 1.32 times the income required to qualify for a mortgage loan to purchase the median priced new home in the United States.  These numbers reflect the increase in home affordability in housing markets outside of Texas over the past 24 months as new home prices in other housing markets outside of Texas generally have fallen.  As a result of these falling prices, we believe that affordability has been restored to the national housing market.  Housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, assuming an annual mortgage insurance premium of 50 basis points for private mortgage insurance and a cost that includes estimated property taxes and insurance for the home.

Additional indicators that provide insight into the extent of new home affordability are the ratio of new home prices to median income and new home payments as a percentage of income.  Historically, the ratio of new home prices to median income in stable markets is between 3 and 4, and the average monthly income to service a conforming mortgage has been between 19% and 25%, between 29% and 37% for a first-time home purchase.  By each of these historical measures, new home prices are affordable both nationally and within the four major Texas markets.

The First Quarter 2009 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas through the fourth quarter of 2008 according to the likelihood that home prices will be lower in two years, reported that Texas cities lead the nation in home price stability.  The San Francisco-based company recently analyzed housing price trends for its quarterly report, released January 14, 2009.  The index also considers the impact of foreclosure rates and excess housing supply and the consequential impact on home prices.  The study predicts there is less than a 3% chance that the Dallas/Fort Worth-area and Houston-area home prices will fall during the next two years; a 3.8% chance that San Antonio-area home prices will fall during the next two years; and a 17.4% chance that Austin-area home prices will fall during the next two years.  All Texas metropolitan areas included in the report, except for the Austin-area, are in the Top 8 least likely areas to experience a decline in home prices in two years, of the nation’s 50 largest metropolitan areas.  The Austin area is ranked the seventeenth-least likely area to experience a decline in home prices in two years, of the nation's 50 largest metropolitan areas.  Dallas-Plano-Irving, Texas is the nation’s fourth-least likely metropolitan area included in the study to see a price decline in the next two years, Fort Worth-Arlington, Texas is fifth-least likely, Houston-Sugar Land-Baytown, Texas is sixth-least likely and San Antonio, Texas is eighth-least likely.

We also believe that changes in population and employment greatly affect new home demand.  The United States Census Bureau reported in its 2008 Estimate of Population Change July 1, 2007 to July 1, 2008 that Texas led the country in population growth during that period.  The estimate concluded that Texas grew by 483,542 people, or 2.00%, a number that was 1.28 times greater in terms of raw population growth than the next closest state, California, and more than 2.67 times the second closest state, North Carolina.  According to the same source, Texas also led the country in population growth during the previous year of July 1, 2006 to July 1, 2007 with an estimated population growth of 496,751 people, or 2.12%.  The United States Census Bureau also reported that Texas had the largest number of counties of any state, 19, among the 100 fastest-growing counties in the nation.  Texas had the largest number of counties that added the largest number of residents between July 1, 2007 and July 1, 2008.  Six of the top 15 counties were in Texas: Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin).  On March 19, 2009, the United States Census Bureau reported that four out of Texas’ five major cities – Austin, Houston, Dallas and Fort Worth – were among the top ten in the nation for population growth from 2007 to 2008 for metropolitan statistical areas with a population estimate exceeding 1 million.  Dallas-Fort Worth-Arlington led the nation in numerical population growth with an estimated population increase of 146,532, with Dallas-Plano-Irving being an estimated increase of 97,036 and Fort Worth-Arlington being an estimated increase of 49,496.  Houston-Sugarland-Baytown was second in the nation in numerical population growth with an estimated increase of 130,185.  Austin-Round Rock had an estimated population growth of 60,012.  San Antonio ranked fifteenth with an estimated population growth of 46,524 over this same period.  The percentage increase in population for these major Texas cities ranged from 2.34% to 3.77%.

The Texas Comptroller of Public Accounts reports that the Texas economy has added more than 1.0 million new jobs over the past five years.  However, due to the national and global recession, the Texas economy has also slowed beginning in the fourth quarter of 2008 and into the first quarter of 2009, and, during the twelve month period ending March 2009, the United States Department of Labor reports that Texas has lost approximately 106,500 jobs year-over-year. The same report, however, states that nationally, the United States lost approximately 5,300,000 jobs over that same period.  The Texas metropolitan area of Austin led the nation in job creation, with the creation of 3,300 jobs year-over-year for the twelve month period ending March 2009.  Houston, Dallas and  San Antonio experienced, during the same twelve months, the net losses of 14,400, 38,800 and 1,500 jobs, respectively.

The United States Department of Labor reports that as of March 2009, the unemployment rate for Texas was 6.7%, up from 4.6% in March 2008.  The national unemployment rate in March 2009 was 8.5%, up from 5.1% a year earlier.  The unemployment rate for Austin-Round Rock, Texas in March 2009 was 6.2%, up from 3.8% in March 2008; Dallas-Fort Worth-Arlington, Texas was 7.0%, up from 4.4%; Houston-Sugar Land-Baytown, Texas was 6.5%, up from 4.2%; and San Antonio, Texas was 5.9%, up from 4.0%.

Due to the national and global recession, we believe it is likely that the Texas economy will continue to slow and that it is likely that Texas will suffer a net loss of jobs in 2009.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe that the recent transition from significant month-over-month and year-over-year job gains in Texas, to year-over-year and month-over-month job losses indicates that they Texas economy slowed significantly in the fourth quarter of 2008 and we believe entered into a recession at that time. However, we further believe that the Texas economy will continue to outperform the national economy.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.

In sharp contrast to the conditions of other homebuilding markets in the country where unsold housing inventory remains a challenge, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas remain focused on maintaining a balance of new home demand and new home supply.  Home builders and developers in Texas have remained disciplined on new home construction and project development.  New home starts have been declining year-on-year and are outpaced by new home sales in all of our Texas markets where such data is readily available.  Inventories of finished new homes and total new housing (finished vacant, under construction and model homes) remain at healthy and balanced levels in all four major Texas markets, Austin, Dallas-Fort Worth, Houston and San Antonio.  Each major Texas market is experiencing a rise in the number of months of finished lot inventories as homebuilders continue to reduce the number of new home starts, with each major Texas market reaching elevated levels.  Though the absolute number of finished lots has not changed significantly for several years, Houston has an estimated inventory of finished lots of approximately 38.59 months, Austin has an estimated inventory of finished lots of approximately 46.8 months, San Antonio has an estimated inventory of finished lots of approximately 58.5 months, and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 65.8 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.  Though the Texas homebuilding market has weakened throughout 2008, these markets continue to be the strongest homebuilding markets in the country.  Annual new home sales in Austin outpace starts 9,984 versus 7,938, with annual new home sales declining year-on-year by approximately 27.5%.  With the decline in housing starts, the Austin new homebuilding market has changed from an area with a very tight lot supply to a market that is now generally balanced.  Finished housing inventory and total new housing inventory (finished vacant, under construction and model homes) remain at healthy and balanced levels of 2.54 months and 5.3 months, respectively.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Finished lot supplies have increased to 46.8 months.  San Antonio is also a healthy homebuilding market.  Annual new home sales in San Antonio outpace starts 9,935 versus 8,174, with annual new home sales declining year-on-year by approximately 31%.  Finished housing inventory and total new housing inventory remain at healthy levels with a 2.6 month supply and 5.5 month supply, respectively, each within or below the considered equilibrium levels.  Finished lot supplies have increased to 58.5 months.  Houston is also a healthy homebuilding market.  Annual new home sales in Houston outpace starts 26,619 versus 21,377, with annual new home sales declining year-on-year by approximately 28.3%.  Finished housing inventory and total new housing inventory have been balanced at a 2.96 month supply, slightly above equilibrium, and a 5.6 month supply, within the considered equilibrium level.  Finished lot supplies remain at slightly elevated levels of 38.59 months.  Dallas-Fort Worth is also a healthy homebuilding market.  Annual new home sales in Dallas-Fort Worth outpace starts 22,606 versus 17,023, with annual new home sales declining year-on-year by approximately 35.4%.  Finished housing inventory and total new housing inventory have been increasing to a 3.2 month supply and 6.1 month supply, respectively, each slightly above the considered equilibrium level.  Finished lot supplies remain at elevated levels of 65.8 months.  All numbers are as publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The recent rise in month’s supply of finished lot inventory in Texas markets is principally the result of market discipline, the decrease in the pace of annual starts and cessation of new developments, and not an increase in the raw number of developed lots.  Annual starts in each of Austin, San Antonio, Houston and Dallas-Fort Worth are outpacing lot deliveries.  With the discipline evident in these markets, we expect to see a continued decline in finished lot inventories in coming quarters as new projects have been significantly reduced.

The Real Estate Center at Texas A&M University has reported that the sales of existing homes remain healthy in our Texas markets, as well, but the year-over-year sales pace has fallen between 17% and 23% in each of the four largest Texas markets, although the supply of inventory levels generally have fallen.  The number of months of home inventory for sale in Austin, San Antonio, Houston, Dallas, Fort Worth and Lubbock is 6.5 months, 8.4 months, 6.3 months, 6.6 months, 6.4 months, and 5.8 months, respectively.  A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  As of March 2009, the number of existing homes sold year-to-date in (a) Austin is 22,876, down 22.95% year-on-year; (b) San Antonio is 19,928, down 21.35% year-on-year; (c) Houston is 67,646, down 17.90% year-on-year, (d) Dallas is 52,246, down 18.05% year-on-year, (e) Fort Worth is 9,960, down 18.05% year-on-year, and (f) Lubbock is 3,444, down 8.06% year-on-year.

The FHFA reports that Texas had healthy existing home price appreciation between the fourth quarter of 2007 and the fourth quarter of 2008 of 2.09%.  That same report provides that existing home price appreciation between the fourth quarter of 2007 and the fourth quarter of 2008 for (a) Austin is 4.44%, (b) Houston is 3.72%, (c) Dallas is 1.86%, (d) Fort Worth is 1.21% and (e) Lubbock is 4.55%. The city of San Antonio experienced a fourth quarter year-over-year proce decline of 1.62%. The FHFA tracks average house price changes  in repeat sales or refinancings of the same single-family properties utilizing conventional, conforming mortgage transactions.

In managing and understanding the markets and submarkets in which we make loans, we monitor the fundamentals of supply and demand.  We monitor the economic fundamentals in each of the markets in which we make loans, analyzing demographics, household formation, population growth, employment, migration, immigration and housing affordability.  We also monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity that can create false demand and an oversupply of homes in a market.  Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, foreclosures, absorption, prices with respect to new and existing home sales, finished lots and land, and the presence of sales incentives, discounts, or both, in a market.

The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions, such as levels of employment, consumer confidence and income, availability of financing for acquisition, construction and permanent mortgages, interest rate levels and demand for housing.  Sales of new homes are also affected by the condition of the resale market for used homes, including foreclosed homes.  In general, housing demand is adversely affected by increases in interest rates, housing costs and unemployment, and by decreases in the availability of mortgage financing or in consumer confidence, which can occur for numerous reasons including increases in energy costs, interest rates, housing costs and unemployment.

We face a risk of loss resulting from deterioration in the value of the land purchased by the developer with the proceeds of loans from us, a diminution of the site improvement and similar reimbursements used to repay loans made by us, and a decrease in the sales price of the single-family residential lots developed with the proceeds of loans from us. Deterioration in the value of the land, a diminution of the site improvement and similar reimbursements, and a decrease in the sales price of the residential lots can occur in cases where the developer pays too much for the land to be developed, the developer is unable or unwilling to develop the land in accordance with the assumptions required to generate sufficient income to repay the loans made by us, or is unable to sell the residential lots to homebuilders at a price that allows the developer to generate sufficient income to repay the loans made by us.  Our general partner actively monitors the markets and submarkets in which we make loans, including mortgage markets, homebuilding economies, the supply and demand for homes, finished lots and land and housing affordability to mitigate such risks.  Our general partner also actively manages our loan portfolio in the context of events occurring with respect to the loan and in the market and submarket in which we made the loan.  We anticipate that there may be defaults on development loans made by us and that we will take action with respect to such defaults at any such time that we determine it prudent to do so, including such time as we determine it prudent to maintain and protect the value of the collateral securing such loans, and that we may originate another development loan to another developer with respect to the same project to maintain and protect the value of the collateral securing our initial loan.

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

Developers to whom we make mortgage loans use the proceeds of such loans to develop raw real estate into residential home lots.  The developers obtain the money to repay these development loans by selling the residential home lots to home builders or individuals who will build single-family residences on the lots, receiving qualifying site improvement reimbursements and by obtaining replacement financing from other lenders.  If interest rates increase, the demand for single-family residences may decrease.  Also, if mortgage financing underwriting criteria become more strict, demand for single-family residences may decrease.  In such an interest rate and/or mortgage financing climate, developers may be unable to generate sufficient income from the resale of single-family residential lots to repay loans from us, and developers’ costs of funds obtained from lenders in addition to us may increase, as well.  If credit markets deteriorate, developers may not be able to obtain replacement financing from other lenders.  Accordingly, increases in single-family mortgage interest rates, decreases in the availability of mortgage financing, or decreases in the availability of replacement financing could increase the number of defaults on development loans made by us.

Our general partner is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that it reasonably anticipates to have a material impact on either the income to be derived from our investments in mortgage loans, or entities that make mortgage loans, other than those referred to in this Quarterly Report on Form 10-Q.  The  disruption of mortgage markets, in combination with a significant amount of negative national press discussing chaos in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious.  The economic turmoil that continues to occur, which is highlighted by the failure of highly respected financial institutions and a significant decline in equity markets around the world, and marked by unprecedented administrative and legislative actions in the United States and actions taken by central banks around the globe to stabilize our economy, has further caused many prospective home purchasers in our markets to postpone their purchases.  In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty.  We believe that this has further slowed the sales of new homes and expect that this will result in a slowing of the sales of finished lots developed by our clients in certain markets; however, we continue to believe that the prices of those lots should not change materially.  We also anticipate that the decrease in the availability of replacement financing may increase the number of defaults on development loans made by us or extend the time period anticipated for the repayment of our loans.

Contractual Obligations

As of March 31, 2009, we had funded 49 loans, including 14 loans that have been repaid by the respective borrower in full, totaling approximately $422.2 million.  We have approximately $52.4 million of commitments to be funded, including $22.8 million to related parties under the terms of mortgage notes receivable and participation interest.  As of December 31, 2008, we had funded 49 loans, including 14 loans that have been repaid by the respective borrower in full, totaling approximately $386 million.  As of December 31, 2008, we had approximately $56.4 million of commitments to be funded, including $25.3 million to related parties under the terms of mortgage notes receivable and participation interest.

       Subsequent Events

On April 20, 2009, we filed a definitive proxy statement with respect to a Special Meeting of Limited Partners to be held on June 9, 2009.  At the Special Meeting, our limited partners as of April 13, 2009 will be asked to vote on three proposals to amend certain provisions of our Second Amended and Restated Agreement of Limited Partnership, as amended, for the purpose of making available additional units of limited partnership interest for sale pursuant to our DRIP.

The primary offering component of the Offering was terminated on April 23, 2009.  We intend to extend the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner may terminate the offering of units pursuant to our DRIP at any earlier time.

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

As of March 31, 2009, our mortgage notes receivable of approximately $186.1 million, mortgage notes receivable – related party of approximately $44.3 million, and participation interest – related party of approximately $46.1 million were all at fixed interest rates, and thus, such mortgage notes receivable and participation interest – related party are not subject to change in future earnings, fair values or cash flows.  As of December 31, 2008, our mortgage notes receivable of approximately $169.8 million, mortgage notes receivable – related party of approximately $43.3 million, and participation interest – related party of approximately $39.3 million were all at fixed interest rates, and thus, such mortgage notes receivable and participation interest – related party are not subject to change in future earnings, fair values or cash flows.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Land Development, our general partner, including its principal executive officer and principal financial officer, evaluated, as of March 31, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of March 31, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

We did not have any unregistered sales of securities during the three months ended March 31, 2009.  On May 15, 2006, our Registration Statement on Form S-11 (Registration No. 333-127891), covering a public offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20 per unit.  We have the right to reallocate the units of limited partnership interest we are offering between the primary offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units being offered to be 16,250,000 units offered pursuant to the primary offering and 1,250,000 units offered pursuant to the DRIP.  Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on March 6, 2009, we further reallocated the units being offered to be 16,500,000 units offered pursuant to the primary offering and 1,000,000 units offered pursuant to the DRIP.  The aggregate offering price for the units is $350 million.

The units are being offered by select members of the Financial Industry Regulatory Authority on a “best efforts” basis, which means the selling group members will only be required to use their best efforts to sell the units and have no firm commitment or obligation to purchase any of the units.

As of March 31, 2009, we had issued an aggregate of 16,775,912 units of limited partnership interest in the Offering, consisting of 16,424,546 units that have been issued to our limited partners pursuant to our primary offering in exchange for gross proceeds of approximately $328.7 million and 556,301 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross process of approximately $11.1 million, minus 204,935 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $4.1 million.  The net offering proceeds to us, after deducting approximately $39.4 million of offering costs, are approximately $289.3 million.  Of the offering costs, approximately $11.2 million was paid to our general partner or affiliates of our general partner for organization and offering expenses and $28.2 million was paid to non-affiliates for selling commissions and other offering fees.  As of March 31, 2009, we had funded 49 loans, including 14 loans that have been repaid by the respective borrower in full, totaling approximately $422.2 million.  We have approximately $52.4 million of commitments to be funded, including $22.8 million to related parties, under the terms of mortgage notes receivable and participation interest.  We paid our general partner approximately $9.3 million for acquisition and origination fee expenses associated with the mortgage notes receivable.

Unit Redemption Program

Our general partner has adopted a unit redemption program for our investors.  The purchase price for the redeemed units is set forth in the prospectus for the Offering, as supplemented.  Our general partner reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a limited partner or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend and/or reestablish our unit redemption program.  Under the terms of the program, we will not redeem in excess of 5% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of redemption.  Our general partner will determine from time to time whether we have sufficient excess cash from operations to repurchase units.  Generally, the cash available for redemption will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from our DRIP.  The following table sets forth information relating to units of limited partnership interest that have been repurchased during the quarter ended March 31, 2009:

2009	Total number of units of limited partnership interest repurchased	Average price paid per unit of limited partnership interest	Total number of units of limited partnership interest repurchased as part of publicly announced plan	Maximum number of units of limited partnership interest that may yet be purchased under the plan
January	30,056	$ 19.61	30,056	(1)
February	18,326	$ 18.58	18,326	(1)
March	20,910	$ 19.39	20,910	(1)
	69,292	$ 19.27	69,292	(1)

_____________________

(1)	A description of the maximum number of units of limited partnership interest that may be purchased under our redemption program is included in the narrative preceding this table.

Item 5.  Other Information.

None.

Item 6. Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Index to Exhibits attached hereto.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Development Funding III, L.P.

By:           UMTH Land Development, L.P.
                 Its General Partner

Dated:  May 15, 2009                                                                          By:           /s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer, and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.
(Principal Executive Officer)

By:           /s/ Cara D. Obert
Cara D. Obert
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number                                                      Description

3.1
Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit B to prospectus dated May 15, 2006, filed pursuant to Rule 424(b)(3) on May 18, 2006)

3.2
Certificate of Limited Partnership of Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on August 26, 2005)

3.3
First Amendment to Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit B to Supplement No. 12 to prospectus dated May 15, 2006, contained within Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on May 12, 2009)

4.1
Subscription Agreement (previously filed in and incorporated by reference to Exhibit C to Supplement No. 12 to prospectus dated May 15, 2006, contained within Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on May 12, 2009)

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