Form 10-Q
period 2009-06-30
United Development Funding III, LP
filed 2009-08-14
CIK 1335732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐   No ☒

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-Q
Quarter Ended June 30, 2009

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING III, L.P.
BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets:
Cash and cash equivalents	$6,616,628	$15,505,910
Restricted cash	2,203,119	1,205,190
Accrued interest receivable	5,832,595	2,301,525
Accrued interest receivable – related party	3,337,836	683,529
Mortgage notes receivable, net	180,540,696	169,825,653
Mortgage notes receivable – related party, net	63,230,114	43,311,599
Participation interest – related party	45,825,710	39,259,006
Deferred offering costs	-	612,292
Other assets	14,052	16,708

Total assets	$307,600,750	$272,721,412

Liabilities and Partners’ Capital
Liabilities:
Accrued liabilities	$312,906	$416,961
Accrued liabilities – related party	2,547,457	3,346,306
Escrow payable	-	517,190

Total liabilities	2,860,363	4,280,457

Commitments and contingencies

Partners’ Capital:
Limited partners’ capital: 17,500,000 units authorized;16,938,003 units issued and outstanding at June 30, 2009 and 15,019,292 units issued and outstanding at December 31, 2008	304,357,851	268,179,990
General partner’s capital	382,536	260,965

Total partners’ capital	304,740,387	268,440,955

Total liabilities and partners’ capital	$307,600,750	$272,721,412

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Interest income	$ 10,307,416	$ 5,102,717	$19,848,847	$ 9,025,632
Mortgage and transaction service revenues	971,243	500,859	1,474,688	782,690
Total revenues	11,278,659	5,603,576	21,323,535	9,808,322

Expenses:
Interest expense	-	-	-	1,500
General and administrative	928,219	1,068,819	1,780,687	1,751,671
Total expenses	928,219	1,068,819	1,780,687	1,753,171

Net income	$ 10,350,440	$ 4,534,757	$19,542,848	$ 8,055,151

Earnings allocated to limited partners	$ 9,276,028	$ 4,062,688	$17,514,232	$ 7,218,996

Earnings per limited partnership unit, basic and diluted	$ 0.55	$ 0.48	$ 1.07	$ 0.98

Weighted average limited partnership units outstanding	16,871,993	8,518,469	16,421,752	7,356,036

Distributions per weighted average limited partnership units outstanding	$ 0.49	$ 0.46	$ 0.95	$ 0.91

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating Activities
Net income	$19,542,848	$8,055,151
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	258,309	90,256
Depreciation and amortization	792	29,688
Changes in operating assets and liabilities:
Accrued interest receivable	(3,531,070)	(1,328,922)
Accrued interest receivable – related party	(2,654,307)	445,145
Other assets	1,864	8,734
Accounts payable	-	134,846
Accrued liabilities	(104,055)	18,951
Net cash provided by operating activities	13,514,381	7,453,849

Investing Activities
Investments in mortgage notes receivable	(35,914,077)	(66,972,948)
Investments in mortgage notes receivable – related party	(30,002,728)	(36,669,059)
Investments in participation interest – related party	(6,566,704)	-
Receipts from mortgage notes receivable	17,821,249	31,555,692
Receipts from mortgage notes receivable – related party	17,203,689	15,715,153
Net cash used in investing activities	(37,458,571)	(56,371,162)

Financing Activities
Net payments on line of credit	-	(2,325,028)
Limited partner contributions	35,370,573	86,552,893
Limited partner distributions	(15,586,078)	(6,696,013)
Limited partner distribution reinvestment	6,011,998	2,370,590
Limited partner redemption	(2,852,502)	(1,057,677)
General partner distributions	(1,907,045)	(786,302)
Escrow payable	(517,190)	746,816
Restricted cash	(997,929)	(2,368,731)
Payments of offering costs	(4,280,362)	(10,110,230)
Deferred offering costs	612,292	1,534,072
Accrued liabilities – related party	(798,849)	(1,118,898)
Net cash provided by financing activities	15,054,908	66,741,492

Net increase (decrease) in cash and cash equivalents	(8,889,282)	17,824,179
Cash and cash equivalents at beginning of period	15,505,910	586,642

Cash and cash equivalents at end of period	$6,616,628	$18,410,821

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

B. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and with Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change to the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with the financial statements filed in our most recent Annual Report.  In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of June 30, 2009, operating results for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008.  Operating results and cash flows for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 were first effective for us for the fiscal year beginning January 1, 2008. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter 2009.  The Partnership’s adoption of SFAS 157 on January 1, 2009 did not have a material impact on the Partnership’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. SFAS 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries.  The Partnership’s adoption of SFAS 141R and SFAS 160 on January 1, 2009 has not had a material impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Partnership adopted the provisions of SFAS 165 as of June 30, 2009.  The Partnership does not expect the adoption of SFAS 165 to have a material impact on its financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles (“GAAP”) in the United States. Rules and interpretive releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for Securities and Exchange Commission registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership does not expect the adoption of SFAS 168 to have a material impact on its financial statements.

Subsequent Events

We have evaluated subsequent events through August 14, 2009, which is the date these financial statements were issued.

C. Registration Statements

On May 15, 2006, a public offering of our units of limited partnership interest (the “Offering”) pursuant to a Registration Statement on Form S-11 (File No. 333-127891) was declared effective under the Securities Act of 1933, as amended.  The Offering, at the time of such effectiveness, covered up to 12,500,000 units of limited partnership interest at a price of $20 per unit and up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per unit.  We had the right to reallocate the units of limited partnership interest we were offering between the primary offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units being offered to be 16,250,000 units offered pursuant to the primary offering and 1,250,000 units offered pursuant to the DRIP.  Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on March 6, 2009, we further reallocated the units being offered to be 16,500,000 units offered pursuant to the primary offering and 1,000,000 units offered pursuant to the DRIP.  The primary offering component of the Offering was terminated on April 23, 2009.  We have extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner may terminate the offering of units pursuant to our DRIP at any earlier time.

On June 9, 2009, we held a Special Meeting of our limited partners as of April 13, 2009, at which our limited partners approved three proposals to amend certain provisions of our Second Amended and Restated Agreement of Limited Partnership, as amended, for the purpose of making available additional units of limited partnership interest for sale pursuant to an Amended and Restated Distribution Reinvestment Plan.  On June 12, 2009, we registered 5,000,000 additional units to be offered pursuant to our Amended and Restated Distribution Reinvestment Plan in a Registration Statement on Form S-3 (File No. 333-159939) (“Secondary DRIP”).  We will stop offering units under the DRIP portion of the Offering before beginning to offer units pursuant to the Secondary DRIP.

D. Partners’ Capital

As of June 30, 2009, we have issued and outstanding 16,938,003 units of limited partnership interest in the Offering, consisting of 16,499,994 units that have been issued to our limited partners pursuant to our primary offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Offering) and 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, minus 278,251 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $5.6 million.  As of December 31, 2008, we have issued and outstanding 15,019,292 units of limited partnership interest in the Offering, consisting of 14,739,257 units that have been issued to our limited partners in exchange for gross proceeds of approximately $294.9 million (approximately $259.6 million, net of costs associated with the Offering) and another 415,660 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $8.3 million, less 135,625 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $2.7 million.  In addition to the monthly DRIP distributions, we also distributed approximately $11.4 million in cash during 2008, for aggregate monthly distributions of approximately $23.1 million.  Distributions to our general partner are more fully discussed in Note F.

E. Unit Redemption Program

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

The Partnership will not redeem in excess of 5% of the weighted average number of units outstanding during the 12-month period immediately prior to the date of redemption.  The general partner will determine from time to time whether the Partnership has sufficient excess cash from operations to repurchase units.  Generally, the cash available for redemption will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from the DRIP.  If the funds set aside for the unit redemption program are not sufficient to accommodate all requests, at such time, if any, when sufficient funds become available, pending requests will be honored among all requesting limited partners as follows:  first, pro rata as to redemptions upon the death or disability of a limited partner; next, pro rata as to limited partners who demonstrate, in the discretion of the general partner, another involuntary exigent circumstance, such as bankruptcy; and, finally, pro rata as to other redemption requests.

On July 8, 2009, the Partnership modified its unit redemption program such that, effective June 30, 2009, in order to conserve cash and in response to increasing requests for redemptions, the Partnership will limit its redemptions primarily to those requested as a result of death and exigent circumstances, to the extent the Partnership’s general partner determines there are sufficient funds to redeem units.  In addition, the Partnership intends to make redemptions on a quarterly basis, as opposed to a monthly basis.

F. Related Party Transactions

Our general partner, Land Development, and certain of its affiliates receive fees in connection with the Offering and in connection with the acquisition and management of our assets.  Land Development also receives reimbursement of certain costs of the Partnership.

Land Development receives up to 1.5% of the gross offering proceeds (excluding proceeds from our DRIP) for reimbursement of organization and offering expenses.  We have a related party payable to Land Development of approximately $612,000 as of December 31, 2008, for organization and offering costs paid by Land Development related to the Offering.  There is no related party payable to Land Development for organization and offering costs as of June 30, 2009.

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

During the Offering, our general partner paid a wholesaling fee of up to 1.2% of the gross offering proceeds (excluding proceeds from sales under the DRIP) to IMS Securities, Inc., an unaffiliated third party, and we reimburse our general partner for such payments.  From such amount, IMS Securities, Inc. reallowed up to 1% of the gross offering proceeds to wholesalers that are employed by an affiliate of Land Development.

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

During the Offering, UMTH Funding Services, L.P. (“Funding Services”), an affiliate of Land Development, received 0.8% of the gross offering proceeds (excluding proceeds from sales under our DRIP) as a marketing support fee for marketing and promotional services provided to selling group members.  Funding Services also is reimbursed for operating expenses incurred in assisting Land Development in our management.  An additional marketing support fee was paid directly to unaffiliated participating selected dealers in amounts determined in the sole discretion of Land Development, but which did not exceed 1% of the gross offering proceeds (excluding proceeds from sales under our DRIP).

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the six months ended June 30, 2009 and 2008:

		For the Six Months Ended
Payee	Purpose	June 30, 2009	June 30, 2008
Land Development
	Organization &
	Offering Expenses	$ 533,000	$ 1,302,000
	Due Diligence Fees	178,000	434,000
	Wholesaler Reimbursement	127,000	78,000
	Acquisition & Origination
	Expenses and Fees	1,112,000	2,293,000
	Promotional Interest	1,663,000	822,000
	Carried Interest	244,000	121,000
	Mortgage Servicing Fee	343,000	157,000
Funding Services
	Marketing Support Fees	360,000	1,124,000
	Operating Expense
	Reimbursement	486,000	178,000

In January 2007, we originated a secured promissory note to OU Land Acquisition II, L.P., a Texas limited partnership of which United Development Funding, L.P., a Delaware limited partnership (“UDF I”), has a 50% partner interest, in the principal amount of approximately $1.6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears interest at a rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 101 acres of land located in Texas and is payable on June 14, 2010.  For the three months ended June 30, 2009 and 2008, we had recognized approximately $74,000 and $59,000, respectively, of interest income related to this note.  For the six months ended June 30, 2009 and 2008, we had recognized approximately $144,000 and $116,000, respectively, of interest income related to this note.

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6.4 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and is payable on September 4, 2010.  For the three months ended June 30, 2009 and 2008, we had recognized approximately $180,000 and $227,000, respectively, of interest income related to this note.  For the six months ended June 30, 2009 and 2008, we had recognized approximately $286,000 and $311,000, respectively, of interest income related to this note.

       In November 2007, we originated a secured promissory note to United Development Funding X, L.P. (“UDF X”) a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In August 2008, we amended this revolving credit facility to reduce the commitment amount to $25 million.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2012.  For the three months ended June 30, 2009 and 2008, we had recognized approximately $574,000 and $608,000, respectively, of interest income related to this note.  For the six months ended June 30, 2009 and 2008, we had recognized approximately $1.0 million and $680,000, respectively, of interest income related to this note.

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC  (“Northpointe”), a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 12% per annum, is collateralized by a second lien deed of trust on 255 finished lots and 110 acres of land in Texas and is payable on December 28, 2010.  In December 2008, Northpointe was purchased by an unrelated third party, thus assuming the secured promissory note.  For the three and six months ended June 30, 2008, we had recognized approximately $165,000 and $316,000, respectively, of interest income related to this note.

In May 2008, a secured promissory note originated in March 2007 to Buffington JV Fund II, Ltd. (“Buff JV”), a Texas limited partnership of which UDF I has a 50% partner interest, in the principal amount of approximately $5.3 million was paid in full.  In connection with the origination therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bore an interest rate of 13% per annum and was to be payable on June 30, 2009, was collateralized by a pledge of the 1% ownership interests from Buffington JV Fund Management, LLC, a Texas limited liability company and the general partner of Buff JV, and a pledge of the 49% ownership interests from Buffington Asset Group, Ltd., a Texas limited partnership and a limited partner of Buff JV.  For the three and six months ended June 30, 2008, we had recognized approximately $213,000 and $473,000, respectively, of interest income related to this note.  No interest income was recognized for the three and six months ended June 30, 2009.

In August 2008, we originated a secured revolving line of credit to United Development Funding Land Opportunity Fund, L.P., a Delaware limited partnership (“UDF LOF”), in the principal amount of up to $25 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”).  Land Development is the asset manager for, and an affiliate of, UDF LOF.  The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a lien of all of UDF LOF’s existing and future acquired assets and is payable on August 20, 2011.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the UDF LOF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  For the three and six months ended June 30, 2009, we had recognized approximately $508,000 and $1.1 million, respectively, of interest income related to this note.

In August 2008, we originated a secured promissory note with Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), in the principal amount of $2.5 million.  Land Development has a minority partner interest in Buffington Capital.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Capital note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Capital.  Buffington Capital’s payment and performance is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and is payable on August 12, 2010.  For the three and six months ended June 30, 2009, we had recognized approximately $35,000 and $85,000, respectively, of interest income related to this note.

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2 million. Land Development has a minority partner interest in Buffington Classic.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Classic note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic.  Buffington Classic’s payment and performance is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and is payable on August 21, 2010.  For the three and six months ended June 30, 2009, we had recognized approximately $28,000 and $45,000, respectively, of interest income related to this note.

In August 2008, we originated a secured line of credit to UDF I in the principal amount of up to $45 million pursuant to a Secured Line of Credit Promissory Note (the “UDF Note”).  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the UDF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  We agreed in principal to subordinate the UDF Note to a loan from UDF I’s senior lender.  We entered into an intercreditor agreement with United Mortgage Trust, a Maryland real estate investment trust (“UMT”), another lender that has made a $45 million line of credit loan to UDF I.  The UMT and UDF III liens, and the priority of payment from UDF I to UMT and UDF III, respectively, are of equal rank and priority.  The UMT loan is subordinate to the loan from UDF I’s senior lender.  The UDF Note, which bears interest at 14% per annum, is collateralized by a lien against all of UDF I’s existing and future acquired assets, including the loans and investments owned by UDF I, pursuant to a security agreement executed by UDF I in favor of the Partnership (the “UDF Security Agreement”) and is payable on December 31, 2009.  The UDF Note was terminated effective September 19, 2008 in order to allow us to enter into the Economic Interest Participation Agreement discussed below.  No interest income was recognized for this note for the three and six months ended June 30, 2009 or 2008.

In September 2008, we originated an additional secured promissory note with Buffington Classic, in the principal amount of approximately $290,000.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Classic note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  We provided a letter of credit on behalf of Buffington Classic in the amount of approximately $290,000.  If the letter of credit is drawn upon, then an amount equal to the drawn amount will be automatically advanced under the secured promissory note.   The secured note bears interest at 14% per annum and represents a 12-month note period with two 12-month renewal options.  As of June 30, 2009, no amount had been drawn upon this note; thus, no interest income had been recognized for the three and six months ended June 30, 2009.

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

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and us will participate in the control and management of the UMT Loan.  The UMT Note matures on December 31, 2009.  The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  The UMT Loan interest rate is the lower of 14% or the highest rate allowed by law.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I.  For the three and six months ended June 30, 2009, we had recognized approximately $1.6 million and $3.0 million, respectively, of interest income related to this note.

The UMT Loan is subordinate to UDF I’s senior debt, which includes a revolving loan in the maximum amount of up to $30 million from Textron Financial Corporation (“Textron”) to UDF I, which is evidenced by the Loan and Security Agreement between Textron and UDF I dated June 14, 2006 (the “Loan Agreement”), and all other indebtedness of UDF I to any national or state chartered banking association or other institutional lender that is approved by UMT in writing.  As of June 30, 2009, approximately $46 million of the Economic Interest Participation Agreement is included in participation interest – related party.  No amount was outstanding as of June 30, 2008.

On June 14, 2009, the Loan Agreement matured and became due and payable in full.   The loan is in default and as of June 30, 2009, the outstanding balance owing to Textron under the Loan Agreement is approximately $29.4 million.  On June 25, 2009, Textron and UDF I entered into a negotiation letter agreement and currently, Textron and UDF I are actively engaged in forbearance discussions which management expects to result in an agreement between UDF I and Textron obligating UDF I to repay the Textron debt pursuant to a negotiated payment schedule.  Effective from June 20, 2009, Textron exercised its right to charge the default rate of interest under the Loan Agreement which increased UDF I’s borrowing cost from the prime interest rate plus 0.25%, which presently equals a total interest rate of 3.50%, to the prime interest rate plus 2.25%, which presently equals a total interest rate of 5.50%.  Textron has reserved its right to exercise its other rights and remedies under the Loan Agreement, including foreclosure of the collateral securing the Textron loan.  Textron has publicly announced that it is exiting its commercial financing business through a combination of orderly liquidation and selected sales which are expected to be substantially complete over the next two to four years.  We understand that UDF I intends to continue to make payments on the loan and management does not believe that the Textron debt will have a material adverse effect on  UDF III’s participation in the UMT subordinate loan to UDF I.

Effective December 2008, the Partnership modified a secured promissory note in the principal amount of approximately $8.1 million that it had originated with UDF I in December 2006 in the principal amount of approximately $6.9 million.  In connection with the origination of the promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF I’s obligations under the note are secured by a first lien deed of trust filed on 190 developed single-family home lots located in Thornton, Colorado.  The note bears interest at a base rate equal to 12% per annum and interest payments are due monthly.  The note matures on June 30, 2009.  For the three months ended June 30, 2009 and 2008, we had recognized approximately $253,000 and $218,000, respectively, of interest income related to this note.  For the six months ended June 30, 2009 and 2008, we had recognized approximately $493,000 and $425,000, respectively, of interest income related to this note.

In May 2009, Northpointe assigned its obligations associated with its promissory note and its interests in the collateral by special warranty deed to UDF Northpointe II, LP (“Northpointe II”), a subsidiary of UDF I.  Concurrent with this assignment, Northpointe entered into a contract for deed with Northpointe II whereby Northpointe agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to Northpointe.  For the three and six months ended June 30, 2009, we had recognized approximately $144,000 of interest income related to this note.

An affiliate of Land Development serves as the advisor to UMT.  Land Development serves as the asset manager of UDF I.

G. Subsequent Events

On July 8, 2009, we modified our unit redemption program such that, effective June 30, 2009, in order to conserve cash and in response to increasing requests for redemptions, we will limit our redemptions primarily to those requested as a result of death and exigent circumstances, to the extent our general partner determines there are sufficient funds to redeem units.  In addition, we intend to make redemptions on a quarterly basis, as opposed to a monthly basis.  See Note E for further discussion of our unit redemption program.

On July 20, 2009, we terminated the DRIP component of the Offering, thus terminating the Offering.  As of the termination of the Offering, we had issued and outstanding 16,938,003 units of limited partnership interest in the Offering, consisting of 16,499,994 units that had been issued to our limited partners pursuant to our primary offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Offering) and 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, minus 278,251 units of limited partnership interest that had been repurchased pursuant to our unit redemption program for approximately $5.6 million.

On July 21, 2009, we commenced the offering of units to our limited partners pursuant to the Secondary DRIP.  As of August 14, 2009, we have issued 52,251 units under our Secondary DRIP resulting in gross and net proceeds of approximately $1.0 million.

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

Overview

On May 15, 2006, our Registration Statement on Form S-11 (File No. 333-127891), covering the Offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement on Form S-11 also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20 per unit.  We had the right to reallocate the units of limited partnership interest we were offering between the primary offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units being offered to be 16,250,000 units offered pursuant to the primary offering and 1,250,000 units offered pursuant to the DRIP.  Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on March 6, 2009, we further reallocated the units being offered to be 16,500,000 units offered pursuant to the primary offering and 1,000,000 units offered pursuant to the DRIP.  The primary offering component of the Offering was terminated on April 23, 2009.  We have extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner may terminate the offering of units pursuant to our DRIP at any earlier time.

On June 9, 2009, we held a Special Meeting of our limited partners as of April 13, 2009, at which our limited partners approved three proposals to amend certain provisions of our Second Amended and Restated Agreement of Limited Partnership, as amended, for the purpose of making available additional units of limited partnership interest for sale pursuant to an Amended and Restated Distribution Reinvestment Plan.  On June 12, 2009, we registered 5,000,000 additional units to be offered pursuant to our Secondary DRIP in a Registration Statement on Form S-3 (File No. 333-159939).  We will stop offering units under the DRIP portion of the Offering before beginning to offer units pursuant to the Secondary DRIP.

We will experience a relative increase in liquidity if we obtain a new credit facility to provide transitory indebtedness.  We will experience a relative decrease in liquidity as available funds are expended in connection with the funding and acquisition of mortgage loans and as amounts that may be drawn under a new credit facility are repaid.

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

Revenue Recognition

Interest income on mortgage notes receivable and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at either the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of June 30, 2008, we were accruing interest on all mortgage notes receivable.  As of June 30, 2009, we were no longer accruing interest on one mortgage note receivable.

The Partnership generates mortgage and transaction service revenues by originating mortgage notes receivable and other loans.  In accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, the Partnership defers recognition of income from nonrefundable commitment fees paid by the borrowers and recognizes such income on a straight-line basis over the expected life of such notes.  The Partnership also expenses a 3% acquisition and origination fee (“placement fee”) paid to the general partner to provide for processing and origination costs associated with mortgage notes receivable held by the Partnership on a straight-line basis.  As of June 30, 2009 and December 31, 2008, approximately $4.7 million and $3.6 million, respectively, of these net deferred fees have been included in mortgage notes receivable (including related party transactions) and participation interest – related party.

    Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable and mortgage notes receivable – related party.  We periodically perform detailed reviews of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses based on historical and current trends and other factors affecting credit losses.  We charge additions to the allowance for loan losses to current period earnings through the provision for loan losses.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  We exercise significant judgment in estimating the timing, frequency and severity of losses, which could materially affect the provision for loan losses and, therefore, net income.  As of June 30, 2009 and December 31, 2008, approximately $576,000 and $318,000, respectively, of allowance for loan losses have been offset against mortgage notes receivable.

Mortgage Notes Receivable and Mortgage Notes Receivable – Related Party

Mortgage notes receivable and mortgage notes receivable – related party are recorded at the lower of cost or estimated net realizable value.  The mortgage investments are collateralized by land and related improvements to residential property owned by the borrowers and/or the ownership interests of the borrower.  Currently, the mortgage notes receivable have a term ranging from one to 51 months.  None of such mortgages are insured or guaranteed by a federally owned or guaranteed mortgage agency.  We originate and/or acquire all mortgage notes receivable and intend to hold the mortgage notes receivable for the life of the notes.

     Partnership Interest – Related Party

        Participation interest – related party represents an Economic Interest Participation agreement with UMT, pursuant to which we purchased (i) an economic interest in a $45 million revolving credit facility from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the credit facility.

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions are currently paid to the limited partners at a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners.  It is the intent of management to monitor and distribute such surplus, if any, on an annual basis.  As of June 30, 2009 and December 31, 2008, we had approximately $2.4 million and $2.2 million, respectively, deficit in retained earnings, which is included in our limited partners’ capital account. All of the distributions for the six months ended June 30, 2009 and the year ended December 31, 2008 were paid from cash available for distributions, as such term is described above.

Results of Operations

The three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008.

    Revenues

Interest income for the three months ended June 30, 2009 and 2008 was approximately $10.3 million and $5.1 million, respectively.  Interest income for the six months ended June 30, 2009 and 2008 was approximately $19.8 million and $9.0 million, respectively.  The increase in interest income for the three and six months ended June 30, 2009 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) and participation interest – related party portfolios of approximately $289.6 million as of June 30, 2009, compared to $156.3 million as of June 30, 2008.

Mortgage and transaction service revenues for the three months ended June 30, 2009 and 2008 were approximately $971,000 and $501,000, respectively.  Mortgage and transaction service revenues for the six months ended June 30, 2009 and 2008 were approximately $1.5 million and $783,000, respectively.  The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes.  The increase in mortgage and transaction service revenues for the three and six months ended June 30, 2009 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) and participation interest – related party portfolios of approximately $289.6 million as of June 30, 2009, compared to $156.3 million as of June 30, 2008.

Expenses

There was no interest expense for the three months ended June 30, 2009 or 2008.  Interest expense for the six months ended June 30, 2008 was approximately $1,500.  There was no interest expense for the six months ended June 30, 2009.  Interest expense represents interest associated with a revolving credit facility (the “Revolving Credit Facility”) that we had entered into in December 2006 with Premier Bank, a Missouri banking association d/b/a Premier Bank of Texas, which permitted us to borrow up to an aggregate outstanding principal amount of $10 million.  We utilized the Revolving Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of our units.  We used the Revolving Credit Facility as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  The Revolving Credit Facility was terminated in December 2008.

General and administrative expense for the three months ended June 30, 2009 and 2008 was approximately $928,000 and $1.1 million, respectively.  General and administrative expense for each of the six months ended June 30, 2009 and 2008 was approximately $1.8 million.  The decrease in general and administrative expense for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily relates to a reduction in the placement fee amortization.

We expect interest expense and general and administrative expense to increase commensurate with the growth of our portfolio as we continue to deploy funds available in a diversified manner to the borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market.

   Cash Flow Analysis

Cash flows provided by operating activities for the six months ended June 30, 2009 were approximately $13.5 million and were comprised primarily of net income, offset with accrued interest receivable, including related party.  During the six months ended June 30, 2008, cash provided by operating activities was approximately $7.5 million and was comprised primarily of net income, offset by accrued interest receivable.

Cash flows used in investing activities for the six months ended June 30, 2009 were approximately $37.5 million, resulting from the origination of mortgage notes receivable and participation interest – related party.  Cash flows used in investing activities for the six months ended June 30, 2008 were approximately $56.4 million, resulting from the origination of mortgage notes receivable.

Cash flows provided by financing activities for the six months ended June 30, 2009 were approximately $15.1 million, and were primarily the result of funds received from the issuance of limited partnership units, offset with payments of offering costs and distributions to limited partners.  Cash flows provided by financing activities for the six months ended June 30, 2008 were approximately $66.7 million, and were primarily the result of funds received from the issuance of limited partnership units, offset with payments of offering costs.

Our cash and cash equivalents were approximately $6.6 million and $18.4 million as of June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) our administrative expenses and (3) debt service on senior indebtedness required to preserve our collateral position.  We expect that our liquidity will be provided by (1) loan interest, transaction fees and credit enhancement fee payments, (2) loan principal payments, (3) sale of loan pools through securitization and direct sale of loans, (4) proceeds from our DRIP and Secondary DRIP, and (5) credit lines available to us.

In most cases, loan interest payments will be funded by an interest reserve and are due at the maturity of the loan.  Interest reserve accounts are funded as loan proceeds and are intended to provide cash for monthly interest payments until such time that revenue from the sale of land or developed lots is sufficient to meet the debt service obligations.  In the event that interest reserves are exhausted prior to realization of sufficient cash from land or lot sales, interest is due and payable monthly, and if the required payments are not made, a loan default may occur. If the loan agreement does not include interest reserve provisions, interest payments are due and payable monthly.  Payment defaults and decreasing land and lot sales may result in less liquidity and affect our ability to meet our obligations and make distributions.  Limited credit facilities may impact our ability to meet our obligations or expand our loan portfolio when other sources of cash are not sufficient.

Increased liquidity needs could result in the liquidation of loans to raise cash, thereby reducing the number and amount of loans outstanding and the resultant earnings realized.

Material Trends Affecting Our Business

We are a real estate finance limited partnership and derive a substantial portion of our income by originating, purchasing, participating in, and holding for investment mortgage loans made directly by us to persons and entities for the acquisition and development of real property as single-family residential lots that will be marketed and sold to home builders.  We intend to concentrate our lending activities in the southeast and southwest sections of the United States, particularly in Texas, Colorado, and Arizona; we believe these areas continue to experience demand for new construction of single-family homes. Further, we intend to concentrate our lending activities with national and regional homebuilders and with developers who sell single-family residential home lots to such national and regional homebuilders.  The U.S. housing market has suffered a decline over the past three years, particularly in geographic areas that had experienced rapid growth, steep increases in property values, and speculation.  National and regional homebuilders have responded to this decline by reducing the number of new homes constructed in 2009 as compared to 2008 and 2007.  However, we expect to see continued healthy demand for our products as the supply of finished new homes and land is aligned with our market demand.

Generally, demand for new homes continued to deteriorate throughout 2008, accelerating with the cascading events in credit and equity markets in September and October, and has continued to fall in 2009.  Consumer confidence improved significantly in the second quarter from the historic lows to which it fell in early 2009, but remains depressed, particularly in consumers’ assessment of current conditions.  Market conditions remain challenging as many potential home buyers appear to have postponed their purchases of new homes until signs that the economy and employment are improving, or at least are not continuing to deteriorate.  These challenges have persisted in spite of tax credits and other incentives offered by the government and homebuilders to encourage new home purchases.  Our view is that the perspective of many potential home buyers is less concerned with home affordability and price and more concerned with job security and economic stability.

Nationally, new single-family home sales and new home inventory both significantly improved in the second quarter.  The sales of new single-family residential homes in June 2009 were at a seasonally adjusted annual rate of 384,000 units.  This number is much improved from the first quarter figure of 332,000, though it is still approximately 21.3% below the June 2008 estimate of 488,000.  The seasonally adjusted estimate of new houses for sale at the end of June 2009 was 281,000, which represents a supply of 8.8 months at the current sales rate – a significant reduction from the first quarter supply of 10.7 months.  We believe that this drop in the number of new houses for sale by approximately 155,000 units year-over-year reflects the homebuilding industry’s extensive efforts to bring the new home market back to equilibrium by reducing new housing starts and selling existing new home inventory.  According to the sources identified above, new single-family residential home permits and starts have fallen nationally, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes.  Single-family homes authorized by building permits in June 2009 were at a seasonally adjusted annual rate of 430,000 units.  This is 28.93% below the June 2008 estimate of 605,000 units.  Single-family home starts for June 2009 were at a seasonally adjusted annual rate of 470,000 units.  This is 28.24% below the June 2008 estimate of 655,000 units.  We believe that, with these reductions, new home inventory levels are approaching equilibrium and that what is necessary to regain prosperity in housing markets is the return of healthy levels of demand.

The primary factors affecting new home sales are housing prices, home affordability, and housing demand.  Housing supply may affect both new home prices and demand for new homes.  When new home supplies exceed new home demand, new home prices may generally be expected to decline.  Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached.

Generally, housing markets remain difficult across the country and are declining on a national basis with those declines and difficulties most pronounced in markets that previously experienced rapid growth, steep increases in property values, and speculation, such as in California, Florida, Arizona, and Nevada.  However, a few markets, such as Texas, though weakened from its high in 2007, continue to remain fairly healthy relative to national trends.  The graph below illustrates the recent declines in national home prices and prices in Arizona, California, Nevada, and Florida.  The chart also illustrates that Texas has maintained price stability and avoided such pronounced declines.

The Federal Housing Finance Agency (“FHFA”) analyzes the combined mortgage records of Fannie Mae and Freddie Mac, which form the nation’s largest database of conventional, conforming mortgage transactions, and produces an all-transactions house price index that tracks average house price changes in repeat sales or refinancings of the same single-family properties.  The index is based on data obtained from Fannie Mae and Freddie Mac for mortgages originated over the past 35 years.

The First Quarter 2009 all-transactions house price index reports that over the past twelve months, home prices have risen 2.10% on average in Texas while, nationally, home prices have fallen 3.35% over that same period.  According to that same source, only 16 states have seen home prices increase over the past 12 months, while 34 states and the District of Columbia have seen home prices fall.  Furthermore, only four states, Texas, Oklahoma, North Dakota, and South Dakota, have seen home prices rise by more than 2.0% over the past 12 months while four states, Arizona, Florida, Nevada, and California, have seen home prices fall by more than 13.0% over that period.  Home prices in the states of Arizona, Florida, California, and Nevada fell 13.63%, 14.57%, 15.96%, and 19.65%, respectively.

As of June 30, 2009, substantially all of our loans, approximately 95%, were with respect to single-family residential development projects in Texas.  Our Texas loans were in the markets of Austin, Houston, Dallas, San Antonio, and Lubbock.  Our remaining loans were made with respect to single-family residential development projects in Denver, Colorado (4%) and Kingman, Arizona (1%).

Texas housing markets have held up as some of the best in the country even as housing woes continue to beleaguer the national economy.  We believe the Texas markets have remained relatively healthy due to continued strong population growth, diverse economies, affordable housing, and home building and development discipline on the part of home builders and developers operating in Texas markets.  Though recent job growth has ceased due to the current economic climate, the Texas Comptroller of Public Accounts reports that Texas has added nearly one million new jobs over the past five years, and we believe that the long term fundamentals remain sound.

According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for June 2009 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $213,525, $186,611, $208,133 and $180,441, respectively.  These amounts are generally at par with the June 2009 national median sales price of new homes sold of $206,200, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2009 median family income for the respective metropolitan areas of Austin, Houston, Dallas, and San Antonio, the median income earner in those areas has 1.32 times, 1.24 times, 1.27 times, and 1.22 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate that Texas homes are among the most affordable in the country.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, assuming an annual mortgage insurance premium of 50 basis points for private mortgage insurance and a cost that includes estimated property taxes and insurance for the home.

Using the U.S. Census Bureau’s 2009 income data to project an estimated median income for the United States of $64,000 and the June 2009 national median sales prices of new homes sold of $206,200, we conclude that the national median income earner has 1.21 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 24 months, as new home prices in housing markets outside of Texas generally have fallen.  Indeed, the national median new home price of $206,200 has fallen by 11.99% from the June 2008 median new home sales price of $234,300, according to the Department of Housing and Urban Development.  As a result of falling home prices, we believe that affordability has been restored to the national housing market.

     Additional indicators that provide insight into the extent of new home affordability are the ratio of new home prices to median income and the percentage of income required for new home payments.  Historically, the ratio of new home prices to median income in stable markets is between 3 and 4, and the average percentage of monthly income needed to service a conforming mortgage has been between 19% and 25%, between 29% and 37% for a first-time home purchase.  By each of these historical measures, new home prices are affordable both nationally and within the four major Texas markets.

Sources: Residential Strategies, MetroStudy, Federal Housing Finance Board, U.S. Census Bureau, United Development Funding

The Second Quarter 2009 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas through the first quarter of 2009 according to the likelihood that home prices will be lower in two years, reported that Texas cities lead the nation in home price stability.  This index analyzes housing price trends, the impact of foreclosure rates, and the consequence of excess housing supply on home prices.  The quarterly report projects that there is less than a 6.0% chance that the Dallas/Fort Worth-area and Houston-area home prices will fall during the next two years; a 2.8% chance that San Antonio-area home prices will fall during the next two years; and a 28.1% chance that Austin-area home prices will fall during the next two years.  Except for the Austin area, all Texas metropolitan areas included in the report are in the Top 8 least-likely areas to experience a decline in home prices in two years.  The Austin area is ranked the fourteenth least-likely area to experience a decline.  Dallas-Plano-Irving, Texas is the nation’s sixth least-likely metropolitan area, Fort Worth-Arlington, Texas is seventh least-likely, Houston-Sugar Land-Baytown, Texas is fifth least-likely, and San Antonio, Texas is fourth least-likely.

FHFA’s all-transaction price index reports that Texas had a healthy existing home price appreciation between the first quarter of 2009 and the first quarter of 2008 of 2.10%.  That report provides that existing home price appreciation between the first quarter of 2009 and the first quarter of 2008 for (a) Austin was 1.49%; (b) Houston was 3.83%; (c) Dallas was 2.21%; (d) Fort Worth was 3.11%; (e) San Antonio was 1.68%; and (f) Lubbock was 2.35%.  The FHFA tracks average house price changes in repeat sales or refinancings of the same single-family properties utilizing conventional, conforming mortgage transactions.

We also believe that changes in population and employment affect new home demand.  The United States Census Bureau reported in its 2008 Estimate of Population Change July 1, 2007 to July 1, 2008 that Texas led the country in population growth during that period.  The estimate concluded that Texas grew by 483,542 people, or 2.00% – a number that was 1.28 times greater in terms of raw population growth than the next closest state, California, and more than 2.67 times the second closest state, North Carolina.  According to the same source, Texas also led the country in population growth during the previous year of July 1, 2006 to July 1, 2007 with an estimated population growth of 496,751 people, or 2.12%.  The United States Census Bureau also reported that Texas had the most counties of any state among the 100 fastest-growing counties in the nation with 19 counties and that Texas had the most counties that added the greatest number of residents between July 1, 2007 and July 1, 2008.  Six of the top 15 counties were in Texas: Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin).  Additionally, the United States Census Bureau reported that four out of Texas’ five major cities – Austin, Houston, Dallas and Fort Worth – were among the top ten in the nation for population growth from 2007 to 2008 for metropolitan statistical areas with a population estimate exceeding 1 million.  Dallas-Fort Worth-Arlington led the nation in numerical population growth with an estimated population increase of 146,532, with Dallas-Plano-Irving showing an estimated increase of 97,036 and Fort Worth-Arlington showing an estimated increase of 49,496.  Houston-Sugarland-Baytown was second in the nation in numerical population growth with an estimated increase of 130,185.  Austin-Round Rock had an estimated population growth of 60,012.  San Antonio ranked fifteenth with an estimated population growth of 46,524 over this same period.  The percentage increase in population for these major Texas cities ranged from 2.34% to 3.77%.

As stated earlier, the Texas economy has added a net of nearly 1.0 million new jobs over the past five years.  However, due to the national and global recession, the Texas economy has begun to slow, beginning in the fourth quarter of 2008 and continuing through the first two quarters of 2009.  Over the twelve-month period ending June 2009, the United States Department of Labor reported that Texas lost approximately 266,300 jobs and the unemployment rate is 7.5%, up from 4.8% in June 2008.  However, the same report states that, nationally, the United States lost approximately 5,542,000 jobs, nearly double the percentage of jobs cut in Texas over that same period, and the unemployment rate rose to 9.5% from 5.6% in June 2008.

The Texas Workforce Commission reports that as of June 2009, the unemployment rate for Austin-Round Rock, Texas was 7.1%, up from 4.5% in June 2008; Dallas-Fort Worth-Arlington, Texas was 8.2%, up from 5.1%; Houston-Sugar Land-Baytown, Texas was 8.0%, up from 5.0%; and San Antonio, Texas was 6.9%, up from 4.9%.  The Texas metropolitan area of Austin was the last major city in Texas to transition from jobs created to jobs lost. In the most recent quarter, Austin went from 3,300 jobs created year-over-year to a net loss of 1,200 jobs year-over-year for the twelve month period ending June 2009.  During those same 12 months, Houston, Dallas-Fort Worth, and San Antonio experienced net losses of 69,600, 58,300, and 6,300 jobs, respectively.  However, these cities have added an estimated net total of 710,400 jobs over the past five years. Austin added 111,800; Dallas-Fort Worth added 250,400; Houston added 257,700; and San Antonio added 90,500.

Due to the national and global recession, we believe it is likely that the Texas economy will continue to slow and that Texas will suffer a net loss of jobs in 2009.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe that the transition from month-over-month and year-over-year job gains in Texas, to year-over-year and month-over-month job losses indicates that the Texas economy has slowed significantly, beginning in the fourth quarter of 2008 when we believe Texas followed the nation into recession.  However, we also believe that the Texas economy will continue to outperform the national economy.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  In the current downturn, Texas’ recession trailed the national recession by nearly a year.

In sharp contrast to the conditions of many homebuilding markets in the country where unsold housing inventory remains a challenge, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas are focused on preserving a balance between new home demand and new home supply.  Home builders and developers in Texas have remained disciplined on new home construction and project development.  New home starts have been declining year-over-year and are outpaced by new home sales in all of our Texas markets where such data is available.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at healthy and balanced levels in all four major Texas markets, Austin, Dallas-Fort Worth, Houston, and San Antonio.  Each major Texas market is experiencing a rise in the number of months of finished lot inventories as homebuilders continue to reduce the number of new home starts, with each major Texas market reaching elevated levels.  Houston has an estimated inventory of finished lots of approximately 43.8 months, Austin has an estimated inventory of finished lots of approximately 51.4 months, San Antonio has an estimated inventory of finished lots of approximately 63.2 months, and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 80.0 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

The recent rise in month’s supply of finished lot inventory in Texas markets is due principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots.  Indeed, the number of finished lots dropped by more than 1,100 lots in Austin, Houston, and Dallas-Fort Worth and by more than 400 lots in San Antonio in the second of quarter of 2009.  Annual starts in each of the Austin, San Antonio, Houston, and Dallas-Fort Worth markets are outpacing lot deliveries.  With the discipline evident in these markets, we expect to see a continued decline in raw numbers of finished lot inventories in coming quarters as new projects have been significantly reduced.

Texas markets continue to be some of the strongest homebuilding markets in the country, though home building in Texas has weakened through the past few quarters.  Annual new home sales in Austin outpace starts 8,978 versus 6,977, with annual new home sales declining year-over-year by approximately 32.5%.  While the decline in housing starts has caused vacant lot inventory to become elevated from its previously balanced position, it has also maintained a balance in the housing inventory.  Finished housing inventory and total new housing inventory (finished vacant, under construction and model homes) remain at healthy and balanced levels of 2.5 months and 6.1 months, respectively.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a healthy homebuilding market.  Annual new home sales in San Antonio outpace starts 9,054 versus 7,549, with annual new home sales declining year-over-year by approximately 31.4%.  Finished housing inventory and total new housing inventory remain at healthy levels with a 2.6 month supply and 6.0 month supply, respectively, each within or below the considered equilibrium levels.  Houston, too, is a healthy homebuilding market.  Annual new home sales there outpace starts 23,600 versus 18,177, with annual new home sales declining year-over-year by approximately 30.8%.  Finished housing inventory and total new housing inventory have been balanced at a 2.83 month supply – slightly above equilibrium – and a 6.2 month supply, which is within the considered equilibrium level.  Dallas-Fort Worth is a healthy homebuilding market, as well.  Annual new home sales in Dallas-Fort Worth outpace starts 20,093 versus 13,845, with annual new home sales declining year-over-year by approximately 35.4%.   Finished housing inventory and total new housing inventory have risen to a 3.2 month supply and 6.3 month supply, respectively, each slightly above the considered equilibrium level.  All numbers are as publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that the sales of existing homes remain relatively healthy in our Texas markets, as well.   Though the year-over-year sales pace has fallen between 18% and 22% in each of the four largest Texas markets, inventory levels have generally remained stable.  The number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, and Lubbock is 6.5 months, 6.3 months, 6.6 months, 6.4 months, and 5.5 months, respectively.  San Antonio is slightly elevated with an 8.3 month home for sale inventory.  A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  Through June 2009, the number of existing homes sold year-to-date in (a) Austin is 9,446, down 22% year-over-year; (b) San Antonio is 8,448, down 18% year-over-year; (c) Houston is 27,387, down 21% year-over-year, (d) Dallas is 21,090, down 21% year-over-year, (e) Fort Worth is 3,834, down 25% year-over-year, and (f) Lubbock is 1,623, down 8% year-over-year.

In managing and understanding the markets and submarkets in which we make loans, we monitor the fundamentals of supply and demand.  We track the economic fundamentals in each of the respective markets, analyzing demographics, household formation, population growth, employment, migration, immigration, and housing affordability.  We also watch movements in home prices and the presence of market disruption activity, such as investor or speculator activity that can create a false impression of demand and result in an oversupply of homes in a market.  Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, foreclosures, absorption, prices with respect to new and existing home sales, finished lots and land, and the presence of sales incentives, discounts, or both, in a market.

Generally, the residential homebuilding industry is cyclical and highly sensitive to changes in broader economic conditions, such as levels of employment, consumer confidence, income, availability of financing for acquisition, construction, and permanent mortgages, interest rate levels, and demand for housing.  The condition of the resale market for used homes, including foreclosed homes, also has an impact on new home sales.  In general, housing demand is adversely affected by increases in interest rates, housing costs, and unemployment and by decreases in the availability of mortgage financing or in consumer confidence, which can occur for numerous reasons, including increases in energy costs, interest rates, housing costs, and unemployment.

We face a risk of loss resulting from deterioration in the value of the land purchased by the developer with the proceeds of loans from us, a diminution of the site improvement and similar reimbursements used to repay loans made by us, and a decrease in the sales price of the single-family residential lots developed with the proceeds of loans from us.  Deterioration in the value of the land, a diminution of the site improvement and similar reimbursements, and a decrease in the sales price of the residential lots can occur in cases where the developer pays too much for the land to be developed, the developer is unable or unwilling to develop the land in accordance with the assumptions required to generate sufficient income to repay the loans made by us, or is unable to sell the residential lots to homebuilders at a price that allows the developer to generate sufficient income to repay the loans made by us.  Our general partner actively monitors the markets and submarkets in which we make loans, including mortgage markets, homebuilding economies, the supply and demand for homes, finished lots, and land and housing affordability to mitigate such risks.  Our general partner also actively manages our loan portfolio in the context of events occurring with respect to the loan and in the market and submarket in which we made the loan.  We anticipate that there may be defaults on development loans made by us and that we will take action with respect to such defaults at any such time that we determine it prudent to do so, including such time as we determine it prudent to maintain and protect the value of the collateral securing a loan by originating another development loan to another developer with respect to the same project to maintain and protect the value of the collateral securing our initial loan.

We face a risk of loss resulting from adverse changes in interest rates.  Changes in interest rates may affect both demand for our real estate finance products and the rate of interest on the loans we make.  In most instances, the loans we make will be junior in the right of repayment to senior lenders, who will provide loans representing 70% to 80% of total project costs.  As senior lender interest rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.

Developers to whom we make mortgage loans use the proceeds of such loans to develop raw real estate into residential home lots.  The developers obtain the money to repay these development loans by selling the residential home lots to home builders or individuals who will build single-family residences on the lots, receiving qualifying site improvement reimbursements, and by obtaining replacement financing from other lenders.  If interest rates increase, the demand for single-family residences may decrease.  Also, if mortgage financing underwriting criteria become stricter, demand for single-family residences may decrease.  In such an interest rate and/or mortgage financing climate, developers may be unable to generate sufficient income from the resale of single-family residential lots to repay loans from us, and developers’ costs of funds obtained from lenders in addition to us may increase as well.  If credit markets deteriorate, developers may not be able to obtain replacement financing from other lenders.  Accordingly, increases in single-family mortgage interest rates, decreases in the availability of mortgage financing, or decreases in the availability of replacement financing could increase the number of defaults on development loans made by us.

Our general partner is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that it reasonably anticipates to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Quarterly Report on Form 10-Q.  The disruption of mortgage markets, in combination with a significant amount of negative national press discussing turmoil in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious.  The economic downturn that continues to occur, the failure of highly respected financial institutions, significant decline in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers in our markets to postpone their purchases.  In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty.  We believe that this has further slowed the sales of new homes and expect that this will result in a slowing of the sales of finished lots developed by our clients in certain markets; however, we do not anticipate the prices of those lots changing materially.  We also expect that the decrease in the availability of replacement financing may increase the number of defaults on development loans made by us or extend the time period anticipated for the repayment of our loans.

Contractual Obligations

As of June 30, 2009, we had funded 50 loans, including 16 loans that have been repaid by the respective borrower in full, totaling approximately $391 million.  As of June 30, 2009, we have approximately $27.9 million of commitments to be funded, including $13.9 million to related parties under the terms of mortgage notes receivable and participation interest.  As of December 31, 2008, we had funded 49 loans, including 14 loans that have been repaid by the respective borrower in full, totaling approximately $386 million.  As of December 31, 2008, we had approximately $56.4 million of commitments to be funded, including $25.3 million to related parties under the terms of mortgage notes receivable and participation interest.

Subsequent Events

On July 8, 2009, we modified our unit redemption program such that, effective June 30, 2009, in order to conserve cash and in response to increasing requests for redemptions, we will limit our redemptions primarily to those requested as a result of death and exigent circumstances, to the extent our general partner determines there are sufficient funds to redeem units.  In addition, we intend to make redemptions on a quarterly basis, as opposed to a monthly basis.

On July 20, 2009, we terminated the DRIP component of the Offering, thus terminating the Offering.  As of the termination of the Offering, we had issued and outstanding 16,938,003 units of limited partnership interest in the Offering, consisting of 16,499,994 units that had been issued to our limited partners pursuant to our primary offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Offering) and 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, minus 278,251 units of limited partnership interest that had been repurchased pursuant to our unit redemption program for approximately $5.6 million.

On July 21, 2009, we commenced the offering of units to our limited partners pursuant to the Secondary DRIP.  As of August 14, 2009, we have issued 52,251 units under our Secondary DRIP resulting in gross and net proceeds of approximately $1.0 million.

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

As of June 30, 2009, our mortgage notes receivable, net of approximately $180.5 million, mortgage notes receivable – related party, net of approximately $63.2 million, and participation interest – related party of approximately $45.8 million were all at fixed interest rates, and thus, such mortgage notes receivable and participation interest – related party are not subject to change in future earnings, fair values or cash flows.  As of December 31, 2008, our mortgage notes receivable, net of approximately $169.8 million, mortgage notes receivable – related party, net of approximately $43.3 million, and participation interest – related party of approximately $39.3 million were all at fixed interest rates, and thus, such mortgage notes receivable and participation interest – related party are not subject to change in future earnings, fair values or cash flows.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Land Development, our general partner, including its principal executive officer and principal financial officer, evaluated, as of June 30, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of June 30, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

We are not a party to, and none of our assets are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

We did not have any unregistered sales of securities during the six months ended June 30, 2009.  On May 15, 2006, our Registration Statement on Form S-11 (Registration No. 333-127891), covering a public offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20 per unit.  We had the right to reallocate the units of limited partnership interest we were offering between the primary offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units being offered to be 16,250,000 units offered pursuant to the primary offering and 1,250,000 units offered pursuant to the DRIP.  Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on March 6, 2009, we further reallocated the units being offered to be 16,500,000 units offered pursuant to the primary offering and 1,000,000 units offered pursuant to the DRIP.  The aggregate offering price for the units is $350 million. The primary offering component of the Offering was terminated on April 23, 2009.  We have extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner may terminate the offering of units pursuant to our DRIP at any earlier time.

On June 9, 2009, we held a Special Meeting of our limited partners as of April 13, 2009, at which our limited partners approved three proposals to amend certain provisions of our Second Amended and Restated Agreement of Limited Partnership, as amended, for the purpose of making available additional units of limited partnership interest for sale pursuant to an Amended and Restated Distribution Reinvestment Plan.  On June 12, 2009, we registered 5,000,000 additional units to be offered pursuant to our Secondary DRIP in a Registration Statement on Form S-3 (File No. 333-159939).  We will stop offering units under the DRIP portion of the Offering before beginning to offer units pursuant to the Secondary DRIP.

As of June 30, 2009, we have issued an aggregate of 16,938,003 units of limited partnership interest in the Offering, consisting of 16,499,994 units that have been issued to our limited partners pursuant to our primary offering in exchange for gross proceeds of approximately $330.3 million and 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, minus 278,251 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $5.6 million.  The net offering proceeds to us, after deducting approximately $39.6 million of offering costs, are approximately $290.7 million.  Of the offering costs, approximately $11.2 million was paid to our general partner or affiliates of our general partner for organization and offering expenses and $28.4 million was paid to non-affiliates for selling commissions and other offering fees.  As of June 30, 2009, we had funded 50 loans, including 16 loans that have been repaid by the respective borrower in full, totaling approximately $391 million.  We have approximately $27.9 million of commitments to be funded, including $13.9 million to related parties, under the terms of mortgage notes receivable and participation interest.  We paid our general partner approximately $9.1 million for acquisition and origination fee expenses associated with the mortgage notes receivable.

Unit Redemption Program

Our general partner has adopted a unit redemption program for our investors.  The purchase price for the redeemed units is set forth in the prospectus for the Offering, as supplemented.  Our general partner reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a limited partner or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend and/or reestablish our unit redemption program.  Under the terms of the program, we will not redeem in excess of 5% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of redemption.  Our general partner will determine from time to time whether we have sufficient excess cash from operations to repurchase units.  Generally, the cash available for redemption will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from our DRIP or Secondary DRIP.

On July 8, 2009, we modified our unit redemption program such that, effective June 30, 2009, in order to conserve cash and in response to increasing requests for redemptions, we will limit our redemptions primarily to those requested as a result of death and exigent circumstances, to the extent our general partner determines there are sufficient funds to redeem units.  In addition, we intend to make redemptions on a quarterly basis, as opposed to a monthly basis.

The following table sets forth information relating to units of limited partnership interest that have been repurchased during the quarter ended June 30, 2009:

2009	Total number of units of limited partnership interest repurchased	Average price paid per unit of limited partnership interest	Total number of units of limited partnership interest repurchased as part of publicly announced plan	Maximum number of units of limited partnership interest that may yet be purchased under the plan
April	30,029	$ 18.46	30,029	(1)
May	30,161	$ 18.43	30,161	(1)
June	13,125	$ 19.12	13,125	(1)
Total	73,315	$ 18.57	73,315	(1)

_____________________

(1)	A description of the maximum number of units of limited partnership interest that may be purchased under our redemption program is included in the narrative preceding this table.

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 9, 2009, we held a Special Meeting of our limited partners as of April 13, 2009, at which our limited partners approved the following three proposals to amend certain provisions of our Second Amended and Restated Agreement of Limited Partnership, as amended, for the purpose of making available additional units of limited partnership interest for sale pursuant to an Amended and Restated Distribution Reinvestment Plan:

Amendments to Sections 8.5 and 8.6

The preamble to Section 8.5 and the first paragraph of Section 8.6 of our Second Amended and Restated Agreement of Limited Partnership, as amended, were revised to permit the Partnership to offer and sell units of limited partnership interest to limited partners pursuant to a distribution reinvestment plan in addition to the 17,500,000 units of limited partnership interest offered and sold to the public pursuant to the Offering. The general partner has discretion to determine the number of units of limited partnership interest to be offered and sold to limited partners pursuant to a distribution reinvestment plan under a registration statement pursuant to the Securities Act of 1933, as amended.

Amendment to Section 8.9

Section 8.9 of our Second Amended and Restated Agreement of Limited Partnership, as amended, was revised to permit the Partnership to offer and sell units of limited partnership interest to limited partners pursuant to a distribution reinvestment plan in an offering subsequent to the Offering, under a registration statement pursuant to the Securities Act of 1933, as amended. The general partner has the discretion to determine the terms and conditions of this subsequent offer and sale of units of limited partnership interest to limited partners pursuant to a distribution reinvestment plan.

Amendment to Section 13.5

Section 13.5 of our Second Amended and Restated Agreement of Limited Partnership, as amended, was revised to provide that the general partner shall have the discretion to reduce or eliminate the 1% sales commission that is payable with respect to sales of our units pursuant a distribution reinvestment plan.

The following table sets forth the voting results on each of the three proposals at the special meeting:

Amendment	Votes For (in units)	Votes Against (in units)	Abstentions (in units)	Total Votes (in units)
Sections 8.5 and 8.6	8,612,764	67,703	171,038	8,851,505
Section 8.9	8,606,193	116,658	128,654	8,851,505
Section 13.5	8,613,786	110,387	127,332	8,851,505

Item 5.  Other Information.

None.

Item 6. Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Index to Exhibits attached hereto.

SIGNATURES

                     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Development Funding III, L.P.

By:    UMTH Land Development, L.P.
           Its General Partner

Dated:  August 14, 2009                                                                         By:       /s/ Hollis M. Greenlaw
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

3.4	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Form 8-K filed on June 10, 2009)

4.1
Subscription Agreement (previously filed in and incorporated by reference to Exhibit C to Supplement No. 12 to prospectus dated May 15, 2006, contained within Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on May 12, 2009)

4.2
Amended and Restated Distribution Reinvestment Plan (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-3, Commission File No. 333-159939, filed on June 12, 2009)

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