Form 10-Q
period 2009-09-30
United Development Funding III, LP
filed 2009-11-16
CIK 1335732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐   No ☒

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-Q
Quarter Ended September 30, 2009

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
UNITED DEVELOPMENT FUNDING III, L.P.
BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets:
Cash and cash equivalents	$15,251,354	$15,505,910
Restricted cash	2,211,734	1,205,190
Accrued interest receivable	9,677,637	2,301,525
Accrued interest receivable – related party	85,218	683,529
Mortgage notes receivable, net	190,206,367	169,825,653
Mortgage notes receivable – related party, net	56,478,217	43,311,599
Participation interest – related party	52,541,411	39,259,006
Deferred offering costs	-	612,292
Other assets	496,265	16,708

Total assets	$326,948,203	$272,721,412

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$32,877	$-
Accrued liabilities	130,989	416,961
Accrued liabilities – related party	3,265,403	3,346,306
Escrow payable	-	517,190
Line-of-credit	15,000,000	-

Total liabilities	18,429,269	4,280,457

Commitments and contingencies

Partners’ Capital:
Limited partners’ capital: 17,500,000 units authorized; 17,095,630 units issued and outstanding at September 30, 2009 and 15,019,292 units issued and outstanding at December 31, 2008	308,182,009	268,179,990
General partner’s capital	336,925	260,965

Total partners’ capital	308,518,934	268,440,955

Total liabilities and partners’ capital	$326,948,203	$272,721,412

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Interest income	$10,701,311	$6,736,945	$30,550,158	$15,762,577
Credit enhancement fees – related party	61,342	-	76,753	-
Mortgage and transaction service revenues	444,964	557,197	1,904,240	1,339,887
Total revenues	11,207,617	7,294,142	32,531,151	17,102,464

Expenses:
Interest expense	32,877	-	32,877	1,500
General and administrative	1,124,138	1,098,972	2,904,825	2,850,643
Total expenses	1,157,015	1,098,972	2,937,702	2,852,143

Net income	$10,050,602	$6,195,170	$29,593,449	$14,250,321

Earnings allocated to limited partners	$9,007,313	$5,552,100	$26,521,545	$12,771,096

Earnings per limited partnership unit, basic and diluted	$0.53	$0.50	$1.60	$1.48

Weighted average limited partnership units outstanding	17,007,588	11,189,937	16,619,177	8,643,331

Distributions per weighted average limited partnership units outstanding	$0.49	$0.45	$1.44	$1.36

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Operating Activities
Net income	$29,593,449	$14,250,321
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	397,415	157,626
Depreciation and amortization	41,753	44,186
Changes in operating assets and liabilities:
Accrued interest receivable	(7,376,112)	(2,816,153)
Accrued interest receivable – related party	598,311	(29,221)
Other assets	(521,310)	14,610
Accounts payable	32,877	326,172
Accrued liabilities	(285,972)	41,825
Net cash provided by operating activities	22,480,411	11,989,366

Investing Activities
Investments in mortgage notes receivable	(57,176,749)	(106,613,512)
Investments in mortgage notes receivable – related party	(36,750,609)	(47,495,486)
Investments in participation interest – related party	(13,282,405)	(24,386,207)
Receipts from mortgage notes receivable	29,279,144	59,631,809
Receipts from mortgage notes receivable – related party	30,703,467	19,942,424
Net cash used in investing activities	(47,227,152)	(98,920,972)

Financing Activities
Net proceeds from (payments on) line-of-credit	15,000,000	(2,325,028)
Limited partner contributions	35,370,572	141,529,952
Limited partner distributions	(23,921,770)	(11,738,864)
Limited partner distribution reinvestment	9,164,534	4,283,631
Limited partner redemptions	(2,852,502)	(1,764,523)
General partner distributions	(2,995,943)	(1,350,908)
Escrow payable	(517,190)	1,988,638
Restricted cash	(1,006,544)	(1,988,638)
Payments of offering costs	(4,280,361)	(16,976,797)
Deferred offering costs	612,292	530,948
Accrued liabilities – related party	(80,903)	1,374,372
Net cash provided by financing activities	24,492,185	113,562,783

Net increase (decrease) in cash and cash equivalents	(254,556)	26,631,177
Cash and cash equivalents at beginning of period	15,505,910	586,642

Cash and cash equivalents at end of period	$15,251,354	$27,217,819

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

B. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and with Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change to the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with the financial statements filed in our most recent Annual Report.  In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of September 30, 2009, operating results for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008.  Operating results and cash flows for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Impact of Recently Issued Accounting Standards

    In December 2007, the Federal Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141 (revised 2007) “Business Combinations,” currently within the scope of FASB Accounting Standards Codification (“ASC”) 805-10. ASC 805-10 modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. In addition, it establishes new accounting and reporting standards for non-controlling interests in subsidiaries.  The Partnership’s adoption of this guidance on January 1, 2009 has not had a material impact on the Partnership’s financial condition or results of operations.

In February 2008, the FASB issued FASB Staff Position FSP 157-2, “Effective Date of FASB Statement No. 157,” currently within the scope of ASC 820-10. The effective date of ASC 820-10 for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), was delayed until the beginning of the first quarter 2009. Application of ASC 820-10 did not have a material impact on the Partnership’s results of operations and financial condition upon adoption on January 1, 2009.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” currently within the scope of ASC 825-10.  ASC 825-10 requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods.  ASC 825-10 is effective for interim reporting periods ending after June 15, 2009.  The Partnership adopted this staff position upon its issuance, and it had no material impact on its financial statements.  See note F – “Fair Value Measurements” for these disclosures.

In May 2009, the FASB issued SFAS 165, “Subsequent Events,” currently within the scope of ASC 855-10. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and the Partnership adopted this guidance during the three months ended June 30, 2009. The Partnership’s adoption of this guidance did not have a material impact on its financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” currently within the scope of ASC 105-10. ASC 105-10 identifies the ASC as the authoritative source of generally accepted accounting principles (“GAAP”) in the United States.  The ASC did not change GAAP but reorganizes the literature.  Rules and interpretive releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for Securities and Exchange Commission registrants. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and the Partnership adopted the provisions of this guidance as of September 30, 2009.  The Partnership’s adoption of this guidance did not have a material impact on its financial statements.

Subsequent Events

We have evaluated subsequent events through November 16, 2009, which is the date these financial statements were issued.

C. Registration Statements

On May 15, 2006, a public offering of our units of limited partnership interest (the “Offering”) pursuant to a Registration Statement on Form S-11 (File No. 333-127891) was declared effective under the Securities Act of 1933, as amended.  The Offering, at the time of such effectiveness, covered up to 12,500,000 units of limited partnership interest at a price of $20 per unit and up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per unit.  We had the right to reallocate the units of limited partnership interest we were offering between the primary offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units being offered to be 16,250,000 units offered pursuant to the primary offering and 1,250,000 units offered pursuant to the DRIP.  Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on March 6, 2009, we further reallocated the units being offered to be 16,500,000 units offered pursuant to the primary offering and 1,000,000 units offered pursuant to the DRIP.  The primary offering component of the Offering was terminated on April 23, 2009.  We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

On June 9, 2009, we held a Special Meeting of our limited partners as of April 13, 2009, at which our limited partners approved three proposals to amend certain provisions of our Partnership Agreement for the purpose of making available additional units of limited partnership interest for sale pursuant to an Amended and Restated Distribution Reinvestment Plan.  On June 12, 2009, we registered 5,000,000 additional units to be offered pursuant to our Amended and Restated Distribution Reinvestment Plan in a Registration Statement on Form S-3 (File No. 333-159939) (“Secondary DRIP”).  As such, we ceased offering units under the DRIP portion of the Offering as of July 21, 2009 and concurrently commenced our current offering of units pursuant to the Secondary DRIP.

D.  Line-of-Credit

On September 21, 2009, the Partnership entered into a Loan and Security Agreement (the “Loan Agreement”) with Wesley J. Brockhoeft (the “Lender”) pursuant to which the Lender has provided the Partnership with a revolving credit facility in the maximum principal amount of $15 million (the “Credit Facility”). The interest rate on the Credit Facility is equal to 10% per annum.  Accrued interest on the outstanding principal amount of the Credit Facility is payable monthly.   The Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets.  The Credit Facility matures and becomes due and payable in full on September 20, 2010.  In consideration of the Lender originating the Credit Facility, the Partnership paid the Lender an origination fee in the amount of $300,000.  On September 30, 2009, $15 million in principal was outstanding under the Credit Facility.

The Partnership’s eligibility to borrow up to $15 million under the Loan Agreement is determined pursuant to a borrowing base.  The borrowing base is equal to the lesser of (a) (i) up to fifty percent (50%) of the aggregate principal amount outstanding under the Partnership’s eligible notes, or (ii) up to fifty percent (50%) of the face amount of the Partnership’s eligible notes, or (iii) 40% of the appraised value of the real property subject to the liens securing the Partnership’s eligible notes; minus (b) any reserves required by the Lender.  Eligible notes are those promissory notes which are secured by first liens, meet certain other criteria established by the Lender, and are otherwise approved by the Lender for inclusion in the borrowing base.  The Loan Agreement requires the Partnership to borrow the full $15 million of proceeds of the Credit Facility during the first one hundred eighty days following the date of the Loan Agreement (the “First 180 Day Period”).  If the Partnership prepays any principal of the Credit Facility during the First 180 Day Period for whatever reason (including upon an acceleration due to an event of default), the Partnership is required to pay a prepayment premium to the Lender equal to the amount of interest that such prepaid principal amount would have accrued between the date of prepayment and the expiration date of the First 180 Day Period; provided, however, that the aggregate amount of all interest and any prepayment premiums actually paid by the Partnership to Lender with respect to accrued interest and any prepayments of principal on the outstanding principal of the Credit Facility during the First 180 Day Period shall not exceed $750,000.  The Loan Agreement requires the Partnership to make various representations to the Lender and to comply with various covenants and agreements, including, without limitation, maintaining at least $30 million in eligible notes, maintaining an adjusted tangible net worth of no less than $250 million, maintaining its current line of business, operating its business in accordance with applicable laws, providing the Lender with information, financial statements and reports, and not permitting a change of control to occur.

If a default occurs under the Credit Facility, the Lender may declare the Credit Facility to be due and payable immediately.  A default may occur under the Credit Facility in various circumstances including, without limitation, if (i) the Partnership fails to pay amounts due to the Lender when due under the Loan Agreement, (ii) the Partnership fails to comply with its covenants and agreements with the Lender, (iii) the Partnership defaults under obligations for money borrowed in excess of $500,000, (iv) the Lender deems itself insecure or determines that a material adverse effect with respect to the Credit Facility, the Partnership, or the collateral has occurred, (v) a criminal action is filed against the Partnership under a federal or state racketeering statute, (vi) a bankruptcy action is filled with respect to the Partnership, (vii) the Partnership conceals, removes, or permits to be concealed or removed, any of its assets with the intent to hinder, delay or defraud the Lender or its other creditors, or (viii) the Loan Agreement or other loan documents are terminated, become void or unenforceable, or any security interest ceases to be a valid and perfected first priority security interest in any portion of the collateral.  In such event, the Lender may exercise any rights or remedies it may have, including, without limitation, increasing the interest rate to twelve percent (12%) per annum, prohibiting distributions to be made to the Partnership’s partners, or foreclosure of the Partnership’s assets.  Any such event may materially impair the Partnership’s ability to conduct its business.

The Partnership intends to utilize the Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans.  Proceeds from the operations of the Partnership will be used to repay the Credit Facility.  The Partnership intends to use the Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments.

E. Partners’ Capital

As of September 30, 2009, we have issued and outstanding 17,095,630 units of limited partnership interest in the Offering and the Secondary DRIP, consisting of 16,499,994 units that have been issued to our limited partners pursuant to our primary offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Offering), 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million and 157,627 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $3.2 million, minus 278,251 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $5.6 million. As of December 31, 2008, we have issued and outstanding 15,019,292 units of limited partnership interest in the Offering, consisting of 14,739,257 units that have been issued to our limited partners in exchange for gross proceeds of approximately $294.9 million (approximately $259.6 million, net of costs associated with the Offering) and another 415,660 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $8.3 million, less 135,625 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $2.7 million.  In addition to the monthly DRIP and Secondary DRIP distributions, we also distributed approximately $14.8 million and $11.4 million in cash during 2009 and 2008, respectively, for aggregate monthly distributions of approximately $29.5 million. Distributions to our general partner are more fully discussed in Note I.

F. Fair Value Measurements

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” currently within the scope of ASC 825-10.  ASC 825-10 requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods.  ASC 825-10 is effective for interim reporting periods ending after June 15, 2009.  We adopted this staff position upon its issuance, and it had no material impact on our financial statements because we believe the financial assets and liabilities as reported in the Partnership’s financial statements approximate their respective fair values.

G. Commitments and Contingencies

In February 2009, the Partnership deposited $1.5 million into a money market account (the “Deposit Account”) with LegacyTexas Bank (“LegacyTexas”) for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending Company, LP, a Delaware limited partnership (“UMTH Lending”) and an affiliate of the Partnership’s general partner.  The Partnership provided LegacyTexas a security interest in the Deposit Account as further collateral for a loan (the “Loan”) obtained by UMTH Lending from LegacyTexas.  In consideration of the Partnership providing the Deposit Account as collateral for the Loan, UMTH Lending agreed to pay the Partnership a fee equal to 3% per annum of the amount outstanding in the Deposit Account, for each year that the Deposit Account secures the Loan.  This Deposit Account is included as restricted cash on our balance sheet.  These fees are included in our credit enhancement fees – related party income account.

In August 2009, the Partnership entered into a guaranty for the benefit of Texas Capital Bank, National Association (“Texas Capital”), or its permitted successors and assigns (the “UDF III Guaranty”), by which the Partnership guarantied the repayment of up to $5 million owed to Texas Capital with respect to that certain promissory note between UMT Home Finance, LP, a Delaware limited partnership (“UMT Home Finance”), and Texas Capital Bank.  UMT Home Finance is a wholly owned subsidiary of United Mortgage Trust, a Maryland real estate investment trust (“UMT”).  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection with the UDF III Guaranty, the Partnership entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay the Partnership annually, in advance, an amount equal to 1.0% of the maximum exposure of the Partnership under the UDF III Guaranty (i.e., $50,000 per annum).  These fees are included in our credit enhancement fees – related party income account.

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

I. Related Party Transactions

Our general partner, Land Development, and certain of its affiliates, receive fees in connection with the Offering and in connection with the acquisition and management of our assets.  No fees are paid in connection with the offer and sale of units pursuant to the Secondary DRIP.  Land Development also receives reimbursement of certain costs of the Partnership.

Land Development received up to 1.5% of the gross offering proceeds (excluding proceeds from our DRIP) for reimbursement of organization and offering expenses.  We have a related party payable to Land Development of approximately $612,000 as of December 31, 2008 for organization and offering costs paid by Land Development related to the Offering.  There is no related party payable to Land Development for organization and offering costs as of September 30, 2009.

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

We also reimbursed Land Development up to 0.5% of the gross offering proceeds for expenses related to bona fide due diligence expenses incurred by unaffiliated selling group members and paid by us through Land Development (except that no such due diligence expenses shall be paid with respect to sales under the DRIP).

During the Offering, our general partner paid a wholesaling fee of up to 1.2% of the gross offering proceeds (excluding proceeds from sales under the DRIP) to IMS Securities, Inc., an unaffiliated third party, and we reimbursed our general partner for such payments.  From such amount, IMS Securities, Inc. reallowed up to 1% of the gross offering proceeds to wholesalers that were employed by an affiliate of Land Development.

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

For services rendered in connection with the servicing of our loans, we pay a monthly mortgage servicing fee to Land Development equal to one-twelfth of 0.25% of our aggregate outstanding mortgage notes receivable, mortgage notes receivable – related party and participation interest balances as of the last day of the month.  Such fees are included in general and administrative expenses.

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

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the nine months ended September 30, 2009 and 2008:

		For the Nine Months Ended
Payee	Purpose	September 30, 2009	September 30, 2008
Land Development
	Organization &
	Offering Expenses	$ 533,000	$ 2,118,000
	Due Diligence Fees	178,000	706,000
	Wholesaler Reimbursement	127,000	152,000
	Acquisition & Origination
	Expenses and Fees	1,195,000	3,735,000
	Promotional Interest	2,612,000	1,178,000
	Carried Interest	384,000	173,000
	Mortgage Servicing Fee	524,000	271,000
Funding Services
	Marketing Support Fees	360,000	1,795,000
	Operating Expense
	Reimbursement	702,000	318,000

In January 2007, we issued a secured promissory note to OU Land Acquisition II, L.P., a Texas limited partnership and wholly owned subsidiary of United Development Funding, L.P., a Delaware limited partnership (“UDF I”), in the principal amount of approximately $1.6 million.  In connection with the origination therewith, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In July 2009, this note was paid in full.  The secured promissory note, which bore interest at a rate of 15% per annum, was collateralized by a second lien deed of trust on approximately 101 acres of land located in Texas and was payable on June 14, 2010.  For the three months ended September 30, 2009 and 2008, we had recognized approximately $6,000 and $62,000, respectively, of interest income related to this note.  For the nine months ended September 30, 2009 and 2008, we had recognized approximately $150,000 and $178,000, respectively, of interest income related to this note.

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6.4 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and is payable on September 4, 2010.  For the three months ended September 30, 2009 and 2008, we had recognized approximately $238,000 and $212,000, respectively, of interest income related to this note.  For the nine months ended September 30, 2009 and 2008, we had recognized approximately $523,000 and $523,000, respectively, of interest income related to this note.

In November 2007, we originated a secured promissory note to United Development Funding X, L.P. (“UDF X”), a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In August 2008, we amended this revolving credit facility to reduce the commitment amount to $25 million.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2012.  For the three months ended September 30, 2009 and 2008, we had recognized approximately $940,000 and $888,000, respectively, of interest income related to this note.  For the nine months ended September 30, 2009 and 2008, we had recognized approximately $2.0 million and $1.6 million, respectively, of interest income related to this note.

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC  (“Northpointe”), a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 12% per annum, is collateralized by a second lien deed of trust on 255 finished lots and 110 acres of land in Texas and is payable on December 28, 2010.  In December 2008, Northpointe was purchased by an unrelated third party, thus assuming the secured promissory note.  For the three and nine months ended September 30, 2008, we had recognized approximately $179,000 and $495,000, respectively, of interest income related to this note.  No interest income related to this note was recognized during 2009.

In May 2008, a secured promissory note originated in March 2007 to Buffington JV Fund II, Ltd. (“Buff JV”), a Texas limited partnership of which UDF I has a 50% partner interest, in the principal amount of approximately $5.3 million was paid in full.  In connection with the origination therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bore an interest rate of 13% per annum and was to be payable on June 30, 2009, was collateralized by a pledge of the 1% ownership interests from Buffington JV Fund Management, LLC, a Texas limited liability company and the general partner of Buff JV, and a pledge of the 49% ownership interests from Buffington Asset Group, Ltd., a Texas limited partnership and a limited partner of Buff JV.  For the nine months ended September 30, 2008, we recognized approximately $473,000 of interest income related to this note.  No interest income related to this note was recognized during 2009.

In August 2008, we originated a secured revolving line of credit to United Development Funding Land Opportunity Fund, L.P., a Delaware limited partnership (“UDF LOF”), in the principal amount of up to $25 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”).  Land Development is the asset manager for, and an affiliate of, UDF LOF.  The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a lien of all of UDF LOF’s existing and future acquired assets and is payable on August 20, 2011.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the UDF LOF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  For the three months ended September 30, 2009 and 2008, we had recognized approximately $290,000 and $40,000, respectively, of interest income related to this note.  For the nine months ended September 30, 2009 and 2008, we had recognized approximately $1.4 million and $40,000, respectively, of interest income related to this note.

In August 2008, we originated a secured promissory note with Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), in the principal amount of $2.5 million.  Land Development has a minority partner interest in Buffington Capital.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Capital note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Capital.  Buffington Capital’s payment and performance is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and is payable on August 12, 2010.  For the three months ended September 30, 2009 and 2008, we had recognized approximately $26,000 and $35,000, respectively, of interest income related to this note.  For the nine months ended September 30, 2009 and 2008, we had recognized approximately $111,000 and $35,000, respectively, of interest income related to this note.

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2 million. Land Development has a minority partner interest in Buffington Classic.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Classic note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic.  Buffington Classic’s payment and performance is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and is payable on August 21, 2010.  For the three months ended September 30, 2009 and 2008, we had recognized approximately $29,000 and $7,000, respectively, of interest income related to this note.  For the nine months ended September 30, 2009 and 2008, we had recognized approximately $74,000 and $7,000, respectively, of interest income related to this note.

In August 2008, we originated a secured line of credit to UDF I in the principal amount of up to $45 million pursuant to a Secured Line of Credit Promissory Note (the “UDF Note”).  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the UDF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  We agreed in principal to subordinate the UDF Note to a loan from UDF I’s senior lender.  We entered into an intercreditor agreement with UMT, another lender that has made a $45 million line of credit loan to UDF I.  The UMT and UDF III liens, and the priority of payment from UDF I to UMT and UDF III, respectively, are of equal rank and priority.  The UMT loan is subordinate to the loan from UDF I’s senior lender.  The UDF Note, which bears interest at 14% per annum, is collateralized by a lien against all of UDF I’s existing and future acquired assets, including the loans and investments owned by UDF I, pursuant to a security agreement executed by UDF I in favor of the Partnership (the “UDF Security Agreement”) and is payable on December 31, 2009.  The UDF Note was terminated effective September 19, 2008 in order to allow us to enter into the Economic Interest Participation Agreement discussed below.  For both the three and nine months ended September 30, 2008, we had recognized approximately $13,000 of interest income related to this note.  No interest income related to this note was recognized during 2009.

In September 2008, we originated an additional secured promissory note with Buffington Classic, in the principal amount of approximately $290,000.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Classic note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  We provided a letter of credit on behalf of Buffington Classic in the amount of approximately $290,000.  If the letter of credit is drawn upon, then an amount equal to the drawn amount will be automatically advanced under the secured promissory note.   The secured note bears interest at 14% per annum and represents a 12-month note period with two 12-month renewal options.  As of September 30, 2009, no amount had been drawn upon this note; thus, no interest income had been recognized for the three and nine months ended September 30, 2008 and 2009.

In September 2008, we entered into an Economic Interest Participation Agreement with UMT pursuant to which UDF III purchased (i) an economic interest in a $45 million revolving credit facility (the “UMT Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”).  The UMT loan was subsequently amended to $60 million as evidenced by a Third Amended and Restated Secured Line of Credit Promissory Note dated as of August 17, 2009 (the “UMT Note”).  The UMT Loan is secured by a security interest in the assets of UDF I including UDF I’s land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF I in favor of UMT (the “Security Agreement”).

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

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and us will participate in the control and management of the UMT Loan.  The UMT Note matures on December 31, 2009.  The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  The UMT Loan interest rate is the lower of 14% or the highest rate allowed by law.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I. For the three months ended September 30, 2009 and 2008, we had recognized approximately $1.6 million and $102,000, respectively, of interest income related to this note.  For the nine months ended September 30, 2009 and 2008, we had recognized approximately $4.6 million and $102,000, respectively, of interest income related to this note.

The UMT Loan is subordinate to UDF I’s senior debt, which includes a revolving loan in the maximum amount of up to $30 million from Textron Financial Corporation (“Textron”) to UDF I, which is evidenced by the Loan and Security Agreement between Textron and UDF I dated June 14, 2006 (the “Textron Loan Agreement”), and all other indebtedness of UDF I to any national or state chartered banking association or other institutional lender that is approved by UMT in writing.  As of September 30, 2009 and December 31, 2008, approximately $52.5 million and $39.3 million, respectively, of the Economic Interest Participation Agreement is included in participation interest – related party.

On June 14, 2009, the Textron Loan Agreement matured and became due and payable in full.   The loan is in default and as of September 30, 2009, the outstanding balance owing to Textron under the Textron Loan Agreement is approximately $27.7 million.  Effective August 15, 2009, Textron and UDF I entered into a Forbearance Agreement pursuant to which Textron agreed to forbear in exercising its rights and remedies under the Textron Loan Agreement until November 15, 2009; provided, that the forbearance period will end earlier if UDF I defaults under the Forbearance Agreement.  Textron and UDF I are currently engaged in discussions which management believes will result in an agreement between UDF I and Textron to extend the current Forbearance Agreement for an additional forbearance period.  The interest rate payable on the loan is 5.5% as of September 30, 2009.  In consideration of Textron entering into the Forbearance Agreement, UDF I agreed to pay Textron a forbearance fee in the amount of $284,480.  Textron has publicly announced that it is exiting its commercial financing business through a combination of orderly liquidation and selected sales which are expected to be substantially complete over the next two to four years. We understand that UDF I intends to continue to make payments on the loan and management does not believe that the repayment of the Textron debt will have a material adverse effect on UDF III’s participation in the UMT subordinate loan to UDF I.

Effective December 2008, the Partnership modified a secured promissory note in the principal amount of approximately $8.1 million that it had originated with UDF I in December 2006 in the principal amount of approximately $6.9 million.  In connection with the origination of the promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF I’s obligations under the note are secured by a first lien deed of trust filed on 190 developed single-family home lots located in Thornton, Colorado.  The note bears interest at a base rate equal to 12% per annum and interest payments are due monthly.  The note matured on June 30, 2009.  For the three months ended September 30, 2009 and 2008, we had recognized approximately $277,000 and $228,000, respectively, of interest income related to this note.  For the nine months ended September 30, 2009 and 2008, we had recognized approximately $770,000 and $654,000, respectively, of interest income related to this note.

In May 2009, Northpointe assigned its obligations associated with its promissory note and its interests in the collateral by special warranty deed to UDF Northpointe II, LP (“Northpointe II”), a subsidiary of UDF I.  Concurrent with this assignment, Northpointe entered into a contract for deed with Northpointe II whereby Northpointe agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to Northpointe.  For the three and nine months ended September 30, 2009, we had recognized approximately $229,000 and $373,000, respectively, of interest income related to this note. No interest income related to this note was recognized during 2008.

In July 2009, we originated a secured promissory note to OU Land Acquisitions, LP (“OU Land”), a Texas limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of approximately $2.0 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a first lien on 56 acres of land located in Houston, Texas and is payable on June 14, 2010.  For both the three and nine months ended September 30, 2009, we had recognized approximately $74,000 of interest income related to this note. No interest income related to this note was recognized during 2008.

On September 21, 2009, the Partnership entered into the $15 million Credit Facility with Wesley J. Brockhoeft (as discussed in Note D).  In conjunction with this Credit Facility, the Partnership paid UMTH Funding a debt placement fee equal to 1% ($150,000) of the Credit Facility.  This debt placement fee is included in other assets on our balance sheet.

For the nine months ended September 30, 2009, we had recognized approximately $77,000 as credit enhancement fees – related party as discussed above in Note G.

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

Overview

On May 15, 2006, our Registration Statement on Form S-11 (File No. 333-127891), covering the Offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement on Form S-11 also covered up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20 per unit.  We had the right to reallocate the units of limited partnership interest we were offering between the primary offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units being offered to be 16,250,000 units offered pursuant to the primary offering and 1,250,000 units offered pursuant to the DRIP.  Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on March 6, 2009, we further reallocated the units being offered to be 16,500,000 units offered pursuant to the primary offering and 1,000,000 units offered pursuant to the DRIP.  The primary offering component of the Offering was terminated on April 23, 2009.  We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

On June 9, 2009, we held a Special Meeting of our limited partners as of April 13, 2009, at which our limited partners approved three proposals to amend certain provisions of our Partnership Agreement for the purpose of making available additional units of limited partnership interest for sale pursuant to an Amended and Restated Distribution Reinvestment Plan.  On June 12, 2009, we registered 5,000,000 additional units to be offered pursuant to our Secondary DRIP in a Registration Statement on Form S-3 (File No. 333-159939).  As such, we ceased offering units under the DRIP portion of the Offering as of July 21, 2009 and concurrently commenced our current offering of units pursuant to the Secondary DRIP.

We will experience a relative decrease in liquidity as available funds are expended in connection with the funding and acquisition of mortgage loans and as amounts that may be drawn under a new credit facility are repaid.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  GAAP consists of a set of standards issued by the FASB and other authoritative bodies in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses and AICPA Statements of Position, among others.  The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of the FASB ASC.  The FASB ASC does not change how the Partnership accounts for its transactions or the nature of related disclosures made.  Rather, the FASB ASC results in changes to how the Partnership references accounting standards within its reports.  This change was made effective by the FASB for periods ending on or after September 15, 2009.  The Partnership has updated references to GAAP in this Quarterly Report on Form 10-Q to reflect the guidance in the FASB ASC.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.   We have identified our most critical accounting policies to be the following:

Revenue Recognition

Interest income on mortgage notes receivable and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at either the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of September 30, 2008, we were accruing interest on all mortgage notes receivable.  As of September 30, 2009, we were no longer accruing interest on one mortgage note receivable.

The Partnership generates mortgage and transaction service revenues by originating mortgage notes receivable and other loans.  In accordance with FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such income on a straight-line basis over the expected life of such notes.  The Partnership also expenses a 3% acquisition and origination fee (“placement fee”) paid to the general partner to provide for processing and origination costs associated with mortgage notes receivable held by the Partnership on a straight-line basis.  As of September 30, 2009 and December 31, 2008, approximately $5.2 million and $3.6 million, respectively, of these net deferred fees have been included in mortgage notes receivable (including related party transactions) and participation interest – related party.

         Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party.  We periodically perform detailed reviews of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses based on historical and current trends and other factors affecting credit losses.  We charge additions to the allowance for loan losses to current period earnings through the provision for loan losses.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  We exercise significant judgment in estimating the timing, frequency and severity of losses, which could materially affect the provision for loan losses and, therefore, net income.  As of September 30, 2009 and December 31, 2008, approximately $715,000 and $318,000, respectively, of allowance for loan losses have been offset against mortgage notes receivable.

Mortgage Notes Receivable and Mortgage Notes Receivable – Related Party

Mortgage notes receivable and mortgage notes receivable – related party are recorded at the lower of cost or estimated net realizable value.  The mortgage investments are collateralized by land and related improvements to residential property owned by the borrowers and/or the ownership interests of the borrower.  Currently, the mortgage notes receivable have a term ranging from four to 51 months.  None of such mortgages are insured or guaranteed by a federally owned or guaranteed mortgage agency.  We originate and/or acquire all mortgage notes receivable and intend to hold the mortgage notes receivable for the life of the notes.

Participation Interest – Related Party

Participation interest – related party represents an Economic Interest Participation agreement with UMT, pursuant to which we purchased (i) an economic interest in a $60 million revolving credit facility from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the credit facility.

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions are currently paid to the limited partners at a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners.  It is the intent of management to monitor and distribute such surplus, if any, on an annual basis.  The chart below summarizes the approximate amount of distributions to our general partner and limited partners and the retained earnings deficit and surplus as of September 30, 2009 and December 31, 2008:

	As of September 30,		As of December 31,
	2009		2008
General Partner	$ 5,760,000		$ 2,764,000
Limited Partners	47,021,000	(1)	23,099,000	(2)
Retained Earnings Reserve	2,883,000		600,000
Retained Earnings Surplus (Deficit)	(2,699,000)		(2,168,000)

________________

(1)  approximately $29.5 million paid in cash and approximately $17.5 million reinvested in 873,887 units of limited partnership interest under the DRIP and Secondary DRIP.

(2)  approximately $14.8 million paid in cash and approximately $8.3 million reinvested in 415,660 units of limited partnership interest under the DRIP.

Results of Operations

The three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008.

 Revenues

Interest income for the three months ended September 30, 2009 and 2008 was approximately $10.7 million and $6.7 million, respectively.  Interest income for the nine months ended September 30, 2009 and 2008 was approximately $30.6 million and $15.8 million, respectively.  The increase in interest income for the three and nine months ended September 30, 2009 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) and participation interest – related party portfolios of approximately $299.2 million as of September 30, 2009, compared to $198.8 million as of September 30, 2008.

Credit enhancement fees – related party for the three and nine months ended September 30, 2009 were approximately $61,000 and $77,000, respectively.  For further discussion of credit enhancement fees – related party, see the Off Balance Sheet Arrangements discussion below.

  Mortgage and transaction service revenues for the three months ended September 30, 2009 and 2008 were approximately $445,000 and $557,000, respectively.  Mortgage and transaction service revenues for the nine months ended September 30, 2009 and 2008 were approximately $1.9 million and $1.3 million, respectively.  The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes.  The increase in mortgage and transaction service revenues for the nine months ended September 30, 2009 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) and participation interest – related party portfolios of approximately $299.2 million as of September 30, 2009, compared to $198.8 million as of September 30, 2008.

We expect revenues to increase commensurate with the additional proceeds raised from the offering of units pursuant to the Secondary DRIP,  our continued deployment of funds available in a diversified manner to the borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market, and our reinvestment of proceeds from loans that are repaid.

Expenses

Interest expense for the three and nine months ended September 30, 2009 was approximately $33,000.  There was no interest expense for the three months ended September 30, 2008.  Interest expense for the nine months ended September 30, 2008 was approximately $1,500.  Interest expense in 2009 represents interest associated with a $15 million revolving credit facility that we entered into in September 2009 with Wesley J. Brockhoeft (“Brockhoeft Credit Facility”).  Interest expense in 2008 represents interest associated with a $10 million revolving credit facility that we had entered into in December 2006 with Premier Bank, a Missouri banking association d/b/a Premier Bank of Texas, which was terminated in December 2008 (“Premier Credit Facility”).  Both the Brockhoeft Credit Facility and the Premier Credit Facility have been utilized as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of our units.  Both credit facilities have been used as portfolio administration tools and not to provide long-term or permanent leverage on our investments.

General and administrative expense for both the three months ended September 30, 2009 and 2008 was approximately $1.1 million.  General and administrative expense for both the nine months ended September 30, 2009 and 2008 was approximately $2.9 million.  The decrease in placement fee amortization for each of these periods was offset by an increase in other operating expenses primarily associated with the increase in total investors over the same periods.

We expect interest expense and general and administrative expense to increase commensurate with the growth of our portfolio as we continue to deploy funds available in a diversified manner to the borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market.

   Cash Flow Analysis

Cash flows provided by operating activities for the nine months ended September 30, 2009 were approximately $22.5 million and were comprised primarily of net income, offset with accrued interest receivable. During the nine months ended September 30, 2008, cash provided by operating activities was approximately $12.0 million and was comprised primarily of net income, offset by accrued interest receivable.

Cash flows used in investing activities for the nine months ended September 30, 2009 were approximately $47.2 million, resulting from the origination of mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party.  Cash flows used in investing activities for the nine months ended September 30, 2008 were approximately $98.9 million, resulting from the origination of mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party.

Cash flows provided by financing activities for the nine months ended September 30, 2009 were approximately $24.5 million, and were primarily the result of funds received from the Brockhoeft Credit Facility as well as the issuance of limited partnership units, offset with payments of offering costs and distributions to limited partners.  Cash flows provided by financing activities for the nine months ended September 30, 2008 were approximately $113.6 million, and were primarily the result of funds received from the issuance of limited partnership units, offset with payments of offering costs.

Our cash and cash equivalents were approximately $15.3 million and $27.2 million as of September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) our administrative expenses and (3) debt service on senior indebtedness required to preserve our collateral position and (4) utilization of the Brockhoeft Credit Facility.  We expect that our liquidity will be provided by (1) loan interest, transaction fees and credit enhancement fee payments, (2) loan principal payments, (3) sale of loan pools through securitization and direct sale of loans, (4) proceeds from our DRIP and Secondary DRIP, and (5) credit lines available to us.

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

Increased liquidity needs could result in the liquidation of loans to raise cash, thereby reducing the number and amount of loans outstanding and the resultant earnings realized.  We have secured the Brockhoeft Credit Facility that is utilized as transitory indebtedness to provide liquidity and to reduce the need for large idle cash reserves.

We expect our liquidity and capital resources to increase commensurate with the additional proceeds raised from the offering of units pursuant to the Secondary DRIP,  our continued deployment of funds available in a diversified manner to the borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market, and our reinvestment of proceeds from loans that are repaid.

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

Generally, demand for new homes continued to deteriorate throughout 2008, accelerating with the cascading events in credit and equity markets in September and October, and bottoming in early 2009.  Since then, we have seen the consumer confidence index rise from the record low to which it fell in early 2009, but the index still remains generally depressed, hovering near 50 – historically a number only reached in recession.  Confidence remains particularly depressed in consumers’ assessment of current conditions – an assessment likely affected by a soaring national unemployment rate and the persistent high foreclosure rate in many markets across the country.  However, while job security and economic stability continue to weigh on consumers’ concerns, we believe that demand for new homes is slowly returning.  Though sales remain low relative to historical standards, we believe that consumers are cautiously re-entering the marketplace, encouraged by tax credits, low mortgage rates, and near-record-high home affordability, and that the residential real estate market is beginning a tentative recovery.

Nationally, new single-family home sales and new home inventory continued to improve in the third quarter.  According to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development, the sales of new single-family residential homes in September 2009 were at a seasonally adjusted annual rate of 402,000 units – a continued improvement from the second quarter figure of 399,000 and up significantly (22.2%) from their bottom in January 2009 of 329,000.  Still, sales remain approximately 7.8% below the September 2008 estimate of 436,000.  The seasonally adjusted estimate of new houses for sale at the end of September 2009 was 251,000, which represents a supply of 7.5 months at the current sales rate – a reduction of nearly 30,000 homes from the second quarter supply of 8.4 months.  We believe that the drop in the number of new single family homes for sale by approximately 144,000 units year-over-year reflects the homebuilding industry’s extensive – and largely successful – efforts to bring the new home market back to equilibrium by reducing new housing starts and selling existing new home inventory.  According to the same sources identified above,  permits and starts were steadily reduced month-over-month through 2008, nationally, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes.  Since the beginning of 2009, however, permits and starts have risen from their bottoms by 31.6% and 40.3%, respectively.  Single-family homes authorized by building permits in September 2009 were at a seasonally adjusted annual rate of 450,000 units, though this is still 14.9% below the September 2008 estimate of 529,000 units.  Single-family home starts for September 2009 were at a seasonally adjusted annual rate of 501,000 units.  This is 8.7% below the September 2008 estimate of 549,000 units.  We believe that, as a result of such reductions, new home inventory levels are approaching equilibrium even at relatively low levels of demand.  As we have stated for several quarters, we believe that what is necessary to regain prosperity in housing markets is the return of healthy levels of demand.

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

Generally, housing markets are improving but remain challenged across the country. Prices continue to decline on a national basis with those declines and difficulties most pronounced in markets that had previously experienced rapid growth, steep increases in property values, and speculation, such as in California, Florida, Arizona, and Nevada.  However, a few markets, such as Texas, though weakened from its high in 2007, continue to remain fairly healthy relative to national trends.  The graph below illustrates the declines in national home price and prices in Arizona, California, Nevada, and Florida, though recently, price declines have begun to moderate in those states, and certain markets in California, Arizona, and Florida have even experienced small, month-over-month price increases, based on the S&P Case-Shiller Home Price Indices.  Further, the chart illustrates how Texas has maintained price stability and avoided such pronounced declines.

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

The Second Quarter 2009 all-transactions house price index reports that over the past twelve months, home prices have risen 1.12% on average in Texas while, nationally, home prices have fallen 3.99% over that same period.  According to that same source, only 8 states have seen home prices increase over the past 12 months, while 42 states and the District of Columbia have seen home prices fall.  Furthermore, only three states, Texas, North Dakota, and South Dakota, have seen home prices rise by more than 1.0% over the past 12 months while four states, Arizona, Florida, Nevada, and California, have seen home prices fall by more than 12.0% over that period.  Home prices in the states of Arizona, Florida, California, and Nevada fell 15.62%, 13.84%, 12.58%, and 19.42%, respectively.

As of September 30, 2009, substantially all of our loans, approximately 95%, were with respect to single-family residential development projects in Texas.  Our Texas loans were in the markets of Austin, Houston, Dallas, San Antonio, and Lubbock.  Our remaining loans were made with respect to single-family residential development projects in Denver, Colorado (4%) and Kingman, Arizona (1%).

Texas housing markets have held up as some of the best in the country even as housing woes continue to beleaguer the national economy.  We believe the Texas markets have remained relatively healthy due to continued strong population growth, diverse economies, affordable housing, and home building and development discipline on the part of home builders and developers operating in Texas markets.  Though recent job growth has ceased due to the current economic climate, the Texas Workforce Commission reports that Texas has added nearly three quarters of a million new jobs over the past five years, and we believe that long term employment fundamentals in Texas remain sound.

According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for September 2009 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $206,888, $189,348, $204,031 and $179,837, respectively.  These amounts are at par with or slightly below the September 2009 national median sales price of new homes sold of $204,800, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2009 median family income for the respective metropolitan areas of Austin, Houston, Dallas, and San Antonio, the median income earner in those areas has 1.42 times, 1.35 times, 1.33 times, and 1.28 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate the high affordability of Texas homes.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, assuming an annual mortgage insurance premium of 50 basis points for private mortgage insurance and a cost that includes estimated property taxes and insurance for the home.

Using the U.S. Census Bureau’s 2009 income data to project an estimated median income for the United States of $64,000 and the September 2009 national median sales prices of new homes sold of $204,800, we conclude that the national median income earner has 1.25 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 24 months, as new home prices in housing markets outside of Texas generally have fallen.  Indeed, the national median new home price of $204,800 has fallen by 9.06% from the September 2008 median new home sales price of $225,200, according to the Department of Housing and Urban Development.  As a result of these falling home prices, we believe that affordability has been restored to the national housing market.

Additional indicators that provide insight into the extent of new home affordability are the ratio of new home prices to median income and the percentage of income required for new home payments.  Historically, the ratio of new home prices to median income in stable markets is between 3 and 4, and the average percentage of monthly income needed to service a conforming mortgage has been between 19% and 25%, between 29% and 37% for a first-time home purchase.  By each of these historical measures, new home prices are very affordable both nationally and within the four major Texas markets.

The Third Quarter 2009 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas through the second quarter of 2009 according to the likelihood that home prices will be lower in two years, reported that Texas cities are among the nation’s best for home price stability.  This index analyzes housing price trends, the impact of foreclosure rates, and the consequence of excess housing supply on home prices.  The quarterly report projects that there is less than a 20% chance that the Dallas/Fort Worth-area and Houston-area home prices will fall during the next two years; a 9.4% chance that San Antonio-area home prices will fall during the next two years; and a 39.6% chance that Austin-area home prices will fall during the next two years.  Except for the Austin area, all Texas metropolitan areas included in the report are in the Top 10 least-likely areas to experience a decline in home prices in two years.  The Austin area is ranked the sixteenth least-likely area to experience a decline.  Dallas-Plano-Irving, Texas is the nation’s fifth least-likely metropolitan area, Fort Worth-Arlington, Texas is seventh least-likely, Houston-Sugar Land-Baytown, Texas is ninth least-likely, and San Antonio, Texas is second least-likely.

The FHFA all-transaction price index reports that Texas had a healthy existing home price appreciation between the second quarter of 2009 and the second quarter of 2008 of 1.12%.  That report provides that existing home price appreciation between the second quarter of 2009 and the second quarter of 2008 for (a) Austin was 0.09%; (b) Houston was 2.42%; (c) Dallas was 1.13%; (d) Fort Worth was 1.63%; (e) San Antonio was 0.67%; and (f) Lubbock was 2.27%.  The FHFA tracks average house price changes in repeat sales or refinancings of the same single-family properties utilizing conventional, conforming mortgage transactions.

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

As stated earlier, the Texas economy has added a net of nearly three quarters of a million new jobs over the past five years.  However, due to the national and global recession, the Texas economy has begun to slow, beginning in the fourth quarter of 2008 and continuing through the first three quarters of 2009.  Over the twelve month period ending September 2009, the United States Department of Labor reported that Texas lost approximately 303,700 jobs and the unemployment rate is 8.2%, up from 5.1% in September 2008.  However, the same source states that, nationally, the United States lost approximately 5,785,000 jobs over that same period, and the unemployment rate rose to 9.8% from 6.2% in September 2008.

The Texas Workforce Commission reports that as of September 2009, the unemployment rate for Austin-Round Rock, Texas was 7.2%, up from 4.6% in September 2008; Dallas-Fort Worth-Arlington, Texas was 8.3%, up from 5.2%; Houston-Sugar Land-Baytown, Texas was 8.5%, up from 5.1%; and San Antonio, Texas was 7.1%, up from 4.9%.   In the most recent quarter, Austin experienced a net loss of 5,500 jobs year-over-year for the twelve month period ending September 30, 2009.  During those same 12 months, Houston, Dallas-Fort Worth, and San Antonio experienced net losses of 76,700, 64,500, and 9,200 jobs, respectively.  However, these cities have added an estimated net total of 617,000 jobs over the past five years. Austin added 103,700; Dallas-Fort Worth added 209,800; Houston added 221,800; and San Antonio added 81,700.

Due to the national and global recession, we believe that Texas will likely suffer a net loss of jobs in 2009.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe that the transition from month-over-month and year-over-year job gains in Texas, to year-over-year and month-over-month job losses indicates that the Texas economy has slowed significantly, beginning in the fourth quarter of 2008 when we believe Texas followed the nation into recession.  However, we also believe that the Texas economy will continue to outperform the national economy.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  In the current downturn, Texas’ recession trailed the national recession by nearly a year, and the state economy now looks poised for recovery. Dallas Federal Reserve’s Index of Texas leading indicators has steadily improved since reaching a low in March 2009 and independent reports and forecasts are now predicting that Texas MSAs will be among the first to recover based on employment figures, gross metropolitan product, and home prices.

In sharp contrast to the conditions of many homebuilding markets in the country where unsold housing inventory remains a challenge, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas are focused on preserving a balance between new home demand and new home supply.  Home builders and developers in Texas have remained disciplined on new home construction and project development.  New home starts have been declining year-over-year and are outpaced by new home sales in all of our Texas markets where such data is available.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all four major Texas markets, Austin, Dallas-Fort Worth, Houston, and San Antonio.  Each major Texas market is experiencing a rise in the number of months of finished lot inventories as homebuilders continue to reduce the number of new home starts, with each major Texas market reaching elevated levels.  Houston has an estimated inventory of finished lots of approximately 44.6 months, Austin has an estimated inventory of finished lots of approximately 49.4 months, San Antonio has an estimated inventory of finished lots of approximately 61.9 months, and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 81.0 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

The recent rise in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots.  Indeed, the number of finished lots dropped by more than 1,200 lots in Austin and San Antonio, more than 2,000 in Houston, and by more than 3,500 lots in Dallas-Fort Worth in the third quarter of 2009.  Annual starts in each of the Austin, San Antonio, Houston, and Dallas-Fort Worth markets continue to outpace lot deliveries.  With the discipline evident in these markets, we expect to see a continued decline in raw numbers of finished lot inventories in coming quarters as new projects have been significantly reduced.

Texas markets continue to be some of the strongest homebuilding markets in the country, though home building in Texas has weakened over the past year.  While the decline in housing starts has caused vacant lot inventory to become elevated from its previously balanced position, it has also maintained a balance in the housing inventory.  Annual new home sales in Austin outpace starts 8,107 versus 6,888, with annual new home sales declining year-over-year by approximately 31.60%.  Finished housing inventory and total new housing inventory (finished vacant, under construction and model homes) rose to elevated levels of 2.7 months and 7.3 months, respectively.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a healthy homebuilding market.  Annual new home sales in San Antonio outpace starts 8,486 versus 7,408, with annual new home sales declining year-over-year by approximately 19.56%.  Finished housing inventory remained at a healthy level with a 2.3 month supply – within the considered equilibrium level. Total new housing inventory rose to a slightly elevated 6.4 month supply.  Houston, too, is a relatively healthy homebuilding market.  Annual new home sales there outpace starts 23,116 versus 18,458, with annual new home sales declining year-over-year by approximately 33.08%.  Finished housing inventory and total new housing inventory are slightly above equilibrium at a 3.24 month supply and a 7.2 month supply, respectively.  Dallas-Fort Worth is a healthy homebuilding market as well.  Annual new home sales in Dallas-Fort Worth outpace starts 18,055 versus 13,107, with annual new home sales declining year-over-year by approximately 33.35%.  Finished housing inventory declined slightly to a 3.1 month supply while total new housing inventory rose to a 6.9 month supply, respectively, each measurement slightly above the considered equilibrium level.  All numbers are as publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that the sales of existing homes remain relatively healthy in our Texas markets, as well.  Though the year-over-year sales pace has fallen between 11% and 16% in each of the four largest Texas markets, inventory levels have generally remained stable.  In September, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, and Lubbock was 6.4 months, 6.5 months, 6.3 months, 6.7 months, and 5.5 months, respectively.  San Antonio’s inventory is more elevated with an 8.1 month supply of homes for sale.  A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  Through September 2009, the number of existing homes sold year-to-date in (a) Austin is 15,651, down 15% year-over-year; (b) San Antonio is 13,889, down 11% year-over-year; (c) Houston is 44,561, down 14% year-over-year, (d) Dallas is 34,285, down 16% year-over-year, (e) Fort Worth is 6,288, down 20% year-over-year, and (f) Lubbock is 2,508, down 7% year-over-year.

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

Off-Balance Sheet Arrangements

In February 2009, the Partnership deposited $1.5 million into the Deposit Account with LegacyTexas for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending Company.  The Partnership provided LegacyTexas a security interest in the Deposit Account as further collateral for the Loan obtained by UMTH Lending from LegacyTexas.  In consideration of the Partnership providing the Deposit Account as collateral for the Loan, UMTH Lending agreed to pay the Partnership a fee equal to 3% per annum of the amount outstanding in the Deposit Account, paid in 12 monthly installments per year for each year that the Deposit Account secures the Loan.  This Deposit Account is included as restricted cash on our balance sheet.  These fees are included in our credit enhancement fees – related party income account.

In August 2009, the Partnership entered into the UDF III Guaranty for the benefit of Texas Capital, or its permitted successors and assigns, by which the Partnership guarantied the repayment of up to $5 million owed to Texas Capital with respect to that certain promissory note between UMT Home Finance and Texas Capital Bank.  UMT Home Finance is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection with the UDF III Guaranty, the Partnership entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay the Partnership annually, in advance, an amount equal to 1.0% of the maximum exposure of the Partnership under the UDF III Guaranty (i.e., $50,000 per annum).  These fees are included in our credit enhancement fees – related party income account.

 Contractual Obligations

As of September 30, 2009, we had funded 55 loans, including 18 loans that have been repaid by the respective borrower in full, totaling approximately $428 million.  As of September 30, 2009, we have approximately $50.1 million of commitments to be funded, including $31.3 million to related parties under the terms of mortgage notes receivable and participation interest.  As of December 31, 2008, we had funded 49 loans, including 14 loans that have been repaid by the respective borrower in full, totaling approximately $386 million.  As of December 31, 2008, we had approximately $56.4 million of commitments to be funded, including $25.3 million to related parties under the terms of mortgage notes receivable and participation interest.

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

As of September 30, 2009, our mortgage notes receivable, net, of approximately $190.2 million, mortgage notes receivable – related party, net, of approximately $56.5 million, and participation interest – related party of approximately $52.5 million were all at fixed interest rates, and thus, such mortgage notes receivable, including mortgage notes receivable – related party, and participation interest – related party are not subject to change in future earnings, fair values or cash flows.  As of December 31, 2008, our mortgage notes receivable, net, of approximately $169.8 million, mortgage notes receivable – related party, net, of approximately $43.3 million, and participation interest – related party of approximately $39.3 million were all at fixed interest rates, and thus, such mortgage notes receivable, including mortgage notes receivable – related party, and participation interest – related party are not subject to change in future earnings, fair values or cash flows.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Land Development, our general partner, including its principal executive officer and principal financial officer, evaluated, as of September 30, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of September 30, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

We did not have any unregistered sales of securities during the nine months ended September 30, 2009.  On May 15, 2006, our Registration Statement on Form S-11 (Registration No. 333-127891), covering a public offering of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covered up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20 per unit.  We had the right to reallocate the units of limited partnership interest we were offering between the primary offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units being offered to be 16,250,000 units offered pursuant to the primary offering and 1,250,000 units offered pursuant to the DRIP.  Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on March 6, 2009, we further reallocated the units being offered to be 16,500,000 units offered pursuant to the primary offering and 1,000,000 units offered pursuant to the DRIP.  The aggregate offering price for the units was $350 million. The primary offering component of the Offering was terminated on April 23, 2009.  We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

On June 9, 2009, we held a Special Meeting of our limited partners as of April 13, 2009, at which our limited partners approved three proposals to amend certain provisions of our Partnership Agreement for the purpose of making available additional units of limited partnership interest for sale pursuant to an Amended and Restated Distribution Reinvestment Plan.  On June 12, 2009, we registered 5,000,000 additional units to be offered pursuant to our Secondary DRIP in a Registration Statement on Form S-3 (File No. 333-159939).  As such, we ceased offering units under the DRIP portion of the Offering as of July 21, 2009 and concurrently commenced our current offering of units pursuant to the Secondary DRIP.

As of September 30, 2009, we have issued an aggregate of 17,095,630 units of limited partnership interest in the Offering and the Secondary DRIP, consisting of 16,499,994 units that have been issued to our limited partners pursuant to our primary offering in exchange for gross proceeds of approximately $330.3 million, 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million and 157,627 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $3.2 million, minus 278,251 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $5.6 million.  The net offering proceeds to us, after deducting approximately $39.6 million of offering costs, are approximately $290.7 million.  Of the offering costs, approximately $11.2 million was paid to our general partner or affiliates of our general partner for organization and offering expenses and $28.4 million was paid to non-affiliates for selling commissions and other offering fees.  As of September 30, 2009, we had funded 55 loans, including 18 loans that have been repaid by the respective borrower in full, totaling approximately $428 million.  We have approximately $50.1 million of commitments to be funded, including $31.3 million to related parties, under the terms of mortgage notes receivable and participation interest.  We paid our general partner approximately $9.2 million for acquisition and origination fee expenses associated with the mortgage notes receivable.

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

No units of limited partnership interest were repurchased during the quarter ended September 30, 2009.

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

United Development Funding III, L.P.

By:           UMTH Land Development, L.P.
                 Its General Partner

Dated:  November 16, 2009                                                                By:           /s/ Hollis M. Greenlaw
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

10.1	Loan and Security Agreement between Registrant, as Borrower, and Wesley J. Brockhoeft, as Lender, dated as of September 21, 2009 (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1*	Section 1350 Certifications (furnished herewith)

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