Form 10-K
period 2009-12-31
United Development Funding III, LP
filed 2010-03-31
CIK 1335732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes ☐   No ☒

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s kowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the limited partnership interests held by nonaffiliates of the Registrant as of June 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $304,230,406.

As of March 22, 2010, the Registrant had 17,674,218 units of limited partnership interest outstanding.

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-K
Year Ended December 31, 2009

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

Our general partner is UMTH Land Development, L.P., a Delaware limited partnership (“Land Development”).  Land Development is responsible for our overall management, conduct and operation.  Our general partner has authority to act on our behalf in all matters respecting us, our business and our property.  The limited partners take no part in the management of our business or transact any business for us and have no power to sign for or bind us; provided, however, that the limited partners, by a majority vote and without the concurrence of the general partner, have the right to:  (a) amend the Agreement of Limited Partnership, as amended (the “Partnership Agreement”), governing the Partnership, (b) dissolve the Partnership, (c) remove the general partner or any successor general partner, (d) elect a new general partner, and (e) approve or disapprove a transaction entailing the sale of all or substantially all of the real properties acquired by the Partnership.

On May 15, 2006, our Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 12,500,000 units of limited partnership interest at a price of $20 per unit, was declared effective under the Securities Act of 1933, as amended.  The Registration Statement also covered up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (“DRIP”) for $20 per unit.  We had the right to reallocate the units of limited partnership interest we were offering between the primary offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units being offered such that 16,250,000 units were offered pursuant to the primary offering and 1,250,000 units were offered pursuant to the DRIP.   Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on March 6, 2009, we further reallocated the units being offered to be 16,500,000 units offered pursuant to the primary offering and 1,000,000 units offered pursuant to the DRIP.  The aggregate offering price for the units was $350 million. The primary offering component of the Offering was terminated on April 23, 2009.  We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

On June 9, 2009, we held a Special Meeting of our limited partners as of April 13, 2009, at which our limited partners approved three proposals to amend certain provisions of our Partnership Agreement for the purpose of making available additional units of limited partnership interest for sale pursuant to an Amended and Restated Distribution Reinvestment Plan (“Secondary DRIP”).  On June 12, 2009, we registered 5,000,000 additional units to be offered pursuant to our Secondary DRIP for $20 per unit in a Registration Statement on Form S-3 (File No. 333-159939).  As such, we ceased offering units under the DRIP portion of the Offering as of July 21, 2009 and concurrently commenced our current offering of units pursuant to the Secondary DRIP.  The aggregate offering price for the units being offered pursuant to the Secondary DRIP is $100,000,000.  The Secondary DRIP will be available until we sell all $100,000,000 worth of units being offered; provided, however, that our general partner may terminate the offering of units pursuant to the Secondary DRIP at any earlier time.

Our initial public subscribers were accepted as limited partners on July 3, 2006.  As of December 31, 2009, we had issued an aggregate of 17,232,540 units of limited partnership interest in the Offering and the Secondary DRIP, consisting of 16,499,994 units that have been issued to our limited partners pursuant to our primary offering in exchange for gross proceeds of approximately $330.3 million, 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 310,456 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $6.2 million, minus 294,169 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $5.9 million. Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

Our Partnership Agreement provides that we will continue in existence until December 31, 2028, unless sooner terminated as provided in the Partnership Agreement or unless such term is extended by the general partner and the majority vote of the limited partners.

We will experience a relative decrease in liquidity as available funds are expended in connection with the funding and acquisition of mortgage loans and as amounts that may be drawn under our credit facility from Wesley J. Brockhoeft are repaid.

Loan Portfolio

As of December 31, 2009, we had originated 55 loans (18 of which were repaid in full by the respective borrowers) with an aggregate principal amount of approximately $430 million.  As of December 31, 2009, there are approximately $50.9 million of commitments to be funded, including approximately $33.4 million to related parties, under the terms of mortgage notes receivable and participation interests.

Approximately 96% of the outstanding aggregate principal amount of mortgage notes originated by us are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 1% are secured by properties located in Arizona.  Approximately 60% of the outstanding aggregate principal amount of mortgage notes originated by us as of December 31, 2009 are secured by properties located in the Dallas, Texas area; approximately 22% are secured by properties located in the Austin, Texas area; approximately 8% are secured by properties located in the Houston, Texas area; approximately 5% are secured by properties located in the Lubbock, Texas area; approximately 1% are secured by properties located in the San Antonio, Texas area; approximately 3% are secured by properties located in the Denver, Colorado area; and approximately 1% are secured by properties located in the Kingman, Arizona area.  Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.  15 of the 37 loans outstanding as of December 31, 2009, representing approximately 78% of the aggregate principal amount of the outstanding loans, are made with respect to projects that are presently selling finished home lots to national public or regional private homebuilders, or are made with respect to a project in which one of these homebuilders holds an option to purchase the finished home lots and has made a significant forfeitable earnest money deposit. 22 of the 37 loans outstanding as of December 31, 2009, representing approximately 65% of the aggregate principal amount of the outstanding loans, are made to developer entities which hold ownership interests in projects other than the project funded by us.  12 of the 37 loans outstanding as of December 31, 2009, representing approximately 74% of the aggregate principal amount of the outstanding loans, are secured by multiple single-family residential communities.  22 of the 37 loans outstanding as of December 31, 2009, representing approximately 64% of the aggregate principal amount of the outstanding loans, are secured by a personal guarantee of the developer in addition to a lien on the real property or the equity interests in the entity that holds the real property.

The average interest rate payable with respect to the 37 loans outstanding as of December 31, 2009 is 14.20%, and the average term of each loan is approximately 24 months.

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

Cash available for distributions are the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions are currently paid to the limited partners as a 9.75% annualized return on a pro rata basis based on the number of days the limited partner has been invested in the Partnership.  Retained earnings would contain a surplus if the cash available for distribution less the 9.5% reserve exceeded the monthly distributions to the general partner and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distributions to the general partner and limited partners.  It is the intent of management to monitor and distribute such surplus on an annual basis.  The chart below summarizes the approximate amount of distributions to our general partner and limited partners, the retained earnings reserve and the retained earnings deficit as of December 31, 2009 and 2008:

	As of December 31,
	2009		2008
General Partner	$6,789,000		$2,764,000
Limited Partners	55,337,000	(1)	23,099,000	(2)
Retained Earnings Reserve	844,000		600,000
Retained Earnings Deficit	(5,413,000)		(2,168,000)

(1)  approximately $34.8 million paid in cash and approximately $20.5 million reinvested in 1,026,716 units of limited partnership interest under the DRIP and Secondary DRIP.

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

If there is no third-party financing for a development project, our lien on the subject parcels is a first priority lien. If there is third-party financing, our lien on the subject parcels is subordinate to such financing. We enter each loan prepared to assume or retire any senior debt if necessary to protect our capital. We seek to enter into agreements with third-party lenders that require the third-party lenders to notify us of a default by the developer under the senior debt and allow us to assume or retire the senior debt upon any default under the senior debt.  As of December 31, 2009, 18% of the aggregate principal amount of mortgage notes we have originated was in a first lien position and 82% of the aggregate principal amount of mortgage notes we have originated was secured by a subordinate lien position, a pledge of partnership interests, or by both.

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

•	Geographical Boundaries. We may buy or originate loans in any of the 48 contiguous United States. As of December 31, 2009, we have originated loans in Texas, Colorado, Arizona and New Mexico.

Credit Facility

On September 21, 2009, the Partnership entered into a Loan and Security Agreement (the “Loan Agreement”) with Wesley J. Brockhoeft (the “Lender”) pursuant to which the Lender has provided the Partnership with a revolving credit facility in the maximum principal amount of $15 million (the “Brockhoeft Credit Facility”). The interest rate on the Brockhoeft Credit Facility is equal to 10% per annum.  Accrued interest on the outstanding principal amount of the Brockhoeft Credit Facility is payable monthly.   The Brockhoeft Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets.  The Brockhoeft Credit Facility matures and becomes due and payable in full on September 20, 2010.  In consideration of the Lender originating the Brockhoeft Credit Facility, the Partnership paid the Lender an origination fee in the amount of $300,000.

The intent of the Brockhoeft Credit Facility is to utilize it as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans.  The Partnership does not intend to use the Brockhoeft Credit Facility to provide long-term or permanent leverage on Partnership investments. Proceeds from the operations of the Partnership will be used to repay the Brockhoeft Credit Facility.  As of December 31, 2009, $15 million in principal was outstanding under the Brockhoeft Credit Facility.  Interest expense associated with the Brockhoeft Credit Facility was approximately $411,000 for the year ended December 31, 2009.

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

Our general partner was organized in March 2003 and serves as the asset manager for United Development Funding, L.P. (“UDF I”) and United Development Funding II, L.P. (“UDF II”), each a Delaware limited partnership and related party.  An affiliate of our general partner serves as the advisor to United Mortgage Trust (“UMT”) and United Development Funding IV (“UDF IV”), each of which is a Maryland real estate investment trust.  Our general partner serves as the asset manager for UDF IV.  Our general partner manages and is also the general partner of United Development Funding Land Opportunity Fund, L.P., a Delaware limited partnership and related party (“UDF LOF”).  UDF I, UDF II, UDF LOF and UDF IV are real estate finance companies that engage in the business in which we engage and intend to engage.

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

Housing Industry

The U.S. housing market has suffered declines over the past four years, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation.  In 2009, the homebuilding industry was focused on further reducing supply and inventory overhang of new single-family homes. To that end, publicly traded national homebuilders continued to reduce the number of homes constructed in 2009 from the number constructed in 2008. Our general partner believes that while demand for new homes has been affected across the country by the general decline of the housing industry, the housing markets in the geographic areas in which we have invested have not been impacted as greatly. Further, our general partner believes that, as a result of the inventory reductions over the past three years, the supply of finished new homes and land have generally aligned with market demand in most real estate markets; that more homes will be started in 2010 than in 2009; and we expect to see continued demand for our products in 2010.

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

Available Information

We electronically file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”).  Copies of our filings with the SEC may be obtained from the web site maintained by our sponsor at http://www.udfonline.com or at the SEC’s website, at http://www.sec.gov.  Access to these filings is free of charge.  We are not incorporating our sponsor’s website or any information from the website into this Annual Report on Form 10-K.

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

There is no public trading market for our units of limited partnership interest, and we do not expect one to ever develop. Our Partnership Agreement restricts our ability to participate in a public trading market or anything substantially equivalent to a public trading market by providing that any transfer that may cause us to be classified as a publicly traded partnership as defined in Section 7704 of the Internal Revenue Code” shall be deemed void and shall not be recognized by us. Because our classification as a publicly traded partnership may significantly decrease the value of limited partners’ units, our general partner intends to use its authority to the maximum extent possible to prohibit transfers of units that could cause us to be classified as a publicly traded partnership. As a result, it will be difficult for limited partners to sell their units.

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

We invest substantially all of the Offering and Secondary DRIP proceeds available for investments, after the payment of fees and expenses, in the financing of raw or partially developed land for residential use, although we are not limited to such investments.  Loans that we originate and/or purchase must meet our underwriting criteria.  We rely entirely on our general partner with respect to the acquisition of our investments, and limited partners are not able to evaluate such investments.  We cannot be sure that we will be successful in obtaining suitable investments.  If we are unable to identify loans that satisfy our underwriting criteria or we are unable to invest in loans that satisfy our underwriting criteria in a timely fashion, our business strategy and operations may be adversely affected.

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

The homebuilding industry has undergone a significant downturn, and its duration and ultimate severity are uncertain. Further deterioration in industry or economic conditions or in the broader economic conditions of the markets where we operate could further decrease demand and pricing for new homes and residential home lots and have additional adverse effects on our operations and financial results.

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

Also, historically, the homebuilding industry uses expectations for future volume growth as the basis for determining the optimum amount of land and lots to own. In light of the much weaker market conditions encountered in 2006, which further deteriorated in 2007 and 2008 before bottoming in 2009, we believe that expectations have changed and that the homebuilding industry significantly slowed its purchases of land and lots as part of its strategy to reduce inventory to better match the reduced rate of production.

We believe that the difficult conditions within the homebuilding industry reached a bottom in early 2009 and that the industry has since begun a slow recovery, though demand continues to be challenged in many markets.  On January 27, 2010, a joint release from the U.S. Department of Housing and Urban Development and the Census Bureau estimated the sale of new single-family homes to be at a seasonally-adjusted rate of 342,000, 8.6% below the December 2008 estimate.  The median sales price of new houses sold in December 2009 was $221,300; the average sales price was $290,600.  The seasonally-adjusted estimate of new houses for sale at the end of December was 231,000, 34.0% below the December 2008 estimate, representing a supply of 8.1 months at the December 2009 sales rate.

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

We believe that housing market conditions remain challenging, and we cannot predict the duration or ultimately severity of these challenging conditions.  However, it is our intention to invest in stable markets demonstrating strong housing fundamentals and correcting markets with strong housing fundamentals.  Our operations could be negatively affected to the extent that the housing industry downturn is prolonged or becomes more severe.

The reduction in availability of mortgage financing and the volatility and reduction in liquidity in the financial markets have adversely affected our business, and the duration and ultimate severity of the effects are uncertain.

Since 2007, the mortgage lending industry experienced significant instability due to, among other things, defaults on subprime loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years.  This has led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums. Deterioration in credit quality among subprime and other nonconforming loans has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not conforming loans, FHA/VA-eligible loans or jumbo loans (which meet conforming underwriting guidelines other than loan size).  Fewer loan products and tighter loan qualifications and any other limitations or restrictions on the availability of those types of financings in turn make it more difficult for some borrowers to finance the purchase of new homes and for some buyers of existing homes from move-up new home buyers to finance the purchase of the move-up new home buyer’s existing home. These factors have served to reduce the affordability of homes and the pool of qualified homebuyers and made it more difficult to sell to first time and first time move-up buyers which have long made up a substantial part of the affordable housing market. These reductions in demand increase the likelihood of defaults on our development loans and, consequently, reduce our ability to pay distributions to our limited partners, and the duration and severity of the effects remain uncertain.

We also believe that the liquidity provided by Fannie Mae (Federal National Mortgage Association) and Freddie Mac (Federal Home Loan Mortgage Corporation) (“Government Sponsored Enterprises” or “GSEs”) to the mortgage industry is very important to the housing market. These entities have reported severe losses as a result of deteriorating housing and credit market conditions. These losses have reduced their equity and limited their ability to acquire mortgages. The director of the Federal Housing Finance Agency (“FHFA”), James B. Lockhart III, on September 7, 2008 announced his decision to place Fannie Mae and Freddie Mac into a conservatorship run by FHFA. That plan contained three measures: an increase in the line of credit available to the GSEs from the U.S. Treasury, so as to provide liquidity; the right of the U.S. Treasury to purchase equity in the GSEs, so as to provide capital; and a consultative role for the Federal Reserve in a reformed GSE regulatory system. Recently, the U.S. Treasury announced a further increase in the line of credit available to the GSEs, providing guaranteed backing for all losses that they suffer.  The U.S. Treasury’s support of the two GSEs while under conservatorship of the FHFA is intended to promote stability in the secondary mortgage market and lower the cost of funding. The GSEs modestly increased their mortgage-backed securities portfolios through the end of 2009. Then, to address systemic risk, in 2010 their portfolios will begin to be gradually reduced at the rate of 10% per year, largely through natural run off, eventually stabilizing at a lower, less risky size. To further support the availability of mortgage financing for millions of Americans, the U.S. Treasury initiated a temporary program to purchase GSE mortgage-backed securities, which expired with the U.S. Treasury’s temporary authorities in December 2009.  Coinciding with the Treasury purchase program has been the Federal Reserve, which has committed to purchasing $1.25 trillion worth of mortgage-backed securities through the end of March 2010.  Any limitations or restrictions on the availability of financing or on the liquidity provided by the GSEs could adversely affect interest rates and mortgage availability and could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our limited partners.

The homebuilding industry’s strategies in response to the adverse conditions in the industry have had limited success, and the continued implementation of these and other strategies may not be successful.

Most homebuilders were focused in 2007, 2008, and much of 2009 on generating positive operating cash flow, resizing and reshaping their product for a more price-conscious consumer, and reducing finished new home inventories, and did so in many cases by significantly reducing new home prices and increasing the level of sales incentives.  Notwithstanding these sales strategies, homebuilders continued to experience an elevated rate of sales contract cancellations for the first half of 2009 before orders began to stabilize in the third and fourth quarters.  We believe that the increase in the cancellation rate was largely due to a decrease in consumer confidence, due principally to the constant and negative national housing, financial industry, and economic news. A more restrictive mortgage lending environment, continued job loss, and the inability of some buyers to sell their existing homes have also impacted cancellations.  Many of the factors that affect new sales and cancellation rates are beyond the control of the homebuilding industry.

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

Since 2007, the mortgage lending industry experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults.  This in turn resulted in a decline in the market value of many mortgage loans and related securities.  Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years.  Credit requirements tightened, and investor demand for mortgage loans and mortgage-backed securities declined.  The deterioration in credit quality has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not eligible for sale to Fannie Mae or Freddie Mac or loans that do not meet Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) requirements.  In general, fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans in turn make it more difficult for many buyers to finance the purchase of homes.  These factors serve to reduce the pool of qualified homebuyers and made it more difficult to sell to first time and move-up buyers.

We believe that the liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market.  These entities have required substantial injections of capital from the federal government.  These injections have been accompanied by criticism that the pool of homebuyers these institutions seek to assist should be reduced.  Any reduction in the availability of the financing provided by these institutions could adversely affect interest rates, mortgage availability and the sales of new homes and mortgage loans.

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

All of the loans we have made and, we expect, all of the loans we will make, are or will be secured by (1) an underlying real property interest in the parcel to be developed, (2) a pledge of some or all of the equity interests in the developer entity, (3) personal guarantees of the principals of the developer entity, and/or (4) by a pledge of other assets owned by the developer or of ownership interests in the developer entity. To the extent that the value of the property that serves as security for these loans or investments is lower than we expect, the value of our assets, and consequently our ability to pay distributions to our limited partners, will be adversely affected.

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

Our success depends on the diligence, experience and skill of the officers and employees of our general partner. Although our general partner or its affiliates have employment contracts with key personnel, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our general partner or its affiliates.  Our general partner, or affiliates of our general partner, has obtained key person life insurance policies on Mr. Hollis M. Greenlaw, Mr. Todd F. Etter and Mr. Ben L. Wissink.  We have not obtained life insurance policies on any other key personnel involved in our operations and, therefore, have no insulation against extraneous events that may adversely affect their ability to implement our investment strategies. We believe that our future success depends, in large part, upon our general partner’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for highly skilled managerial, operational and marketing personnel is intense, and we cannot assure limited partners that we will be successful in attracting and retaining such personnel. The loss of any key person could harm our business, financial condition, cash flow and results of operations. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategy could be delayed or hindered.

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

We have made loans and provided credit enhancement transactions and may continue to make loans and provide credit enhancement transactions to affiliates of our general partner. Any mortgage loan or any credit enhancement to any affiliate or our general partner must meet certain requirements, including receipt of a fairness opinion from an independent advisor as to the fairness of such mortgage loan or credit enhancement.  Our general partner may choose to deploy and allocate funds for mortgage loans or credit enhancement transactions to affiliates of our general partner rather than to loans or credit enhancement transactions to unaffiliated third parties that may offer less risk of loss. If an affiliate of our general partner has an equity interest or participation interest in a development that requires a loan or credit enhancement, then our general partner may have a greater incentive to make a loan with respect to such development to preserve and/or enhance its economic interest in such development. Moreover, so long as it determines that it is advisable to do so in the exercise of its fiduciary duties to us, the general partner may cause us to make a loan or provide a credit enhancement to one of its affiliates in connection with a development in which such affiliates of our general partner hold an interest instead of another development in which affiliates of the general partner do not hold an interest.

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

Our founders may form other companies that will engage in the same business as us, and we may not always be able to participate in investment opportunities on a pro rata basis between us and such other companies.

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

•
that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, which may cause us not to realize the return anticipated from our investment; or

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

Any investor requesting repurchase of their units pursuant to our unit redemption program will be required to certify to us that such investor acquired the units by either (1) a purchase directly from us or (2) a transfer from the original subscriber by way of a bona fide gift not for value to, or for the benefit of, a member of the subscriber’s immediate or extended family or through a transfer to a custodian, trustee or other fiduciary for the account of the subscriber or his/her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or by operation of law. Limited partners should also be fully aware that our unit redemption program contains certain restrictions and limitations. Units will be redeemed on a quarterly basis, and in the near-term will be limited primarily to those redemptions requested as a result of death and exigent circumstances, to the extent there are sufficient funds to redeem units.  We will not redeem in excess of 5% of the weighted average number of units outstanding during the 12-month period immediately prior to the date of redemption. In addition, the cash available for redemption generally will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from our distribution reinvestment plan. Further, our general partner reserves the right to terminate, suspend, or amend the unit redemption program at any time. Therefore, limited partners should not assume that they will be able to sell any of their units back to us pursuant to our redemption program.

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

The prices we may pay for units redeemed under our unit redemption program may exceed the net asset value of such units at the time of redemption. If this were to be the case, investors who do not elect or are unable to have some or all of their units redeemed under our unit redemption program would suffer dilution in the value of their units as a result of redemptions. We have created a reserve from our net interest income and net proceeds from capital transactions to recover some of the organization and offering expenses, including selling commissions and marketing support fees, we incurred in connection with the Offering in order to cause the net asset value of the Partnership to be on parity with or greater than the amount we may pay for units under our unit redemption program. However, it is likely that non-redeeming unit holders will experience dilution as a result of redemptions which occur at a time when the net asset value has decreased, regardless of the reserve.

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

We established the price at which units will be redeemed pursuant to our unit redemption program on an arbitrary basis, and such price is not related to any independent valuation.

Our general partner has arbitrarily determined the price at which units will be redeemed pursuant to our unit redemption program.  Such price bears no relationship to our book or asset values, or to any other established criteria for valuing outstanding units of limited partnership interest or other ownership interests.

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

There are many factors, including factors beyond our control, that can affect the availability and timing of cash distributions to limited partners. Distributions will be based principally on cash available from our loans, real estate securities and other investments. The amount of cash available for distributions will be affected by our ability to invest in mortgage loans, mezzanine loans or participations in loans as funds are available, the yields on the mortgage loans in which we invest, amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income) and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We are under no obligation to pay cash distributions and we can provide no assurance that we will be able to pay or maintain distributions or that distributions will increase over time. Nor can we give any assurance that income from the loans we make or acquire, or in which we participate, will increase or that future investments will increase our cash available for distributions to limited partners. Our actual results may differ significantly from the assumptions used by our general partner in establishing the distribution rate to limited partners.

There are no limitations on our general partner’s ability to declare distributions in excess of available cash. We may fund our distributions from borrowings or the net proceeds of the Offering or Secondary DRIP. Accordingly, the amount of distributions paid at any time may not reflect current cash flow from our investments. To the extent distributions are paid from the proceeds of the Offering or the Secondary DRIP or from borrowings, we will have less capital available to invest in mortgage loans, which may negatively impact our ability to make investments and substantially reduce current returns to our limited partners. In addition, our general partner, in its discretion, may reinvest or retain for working capital any portion of our cash on hand. We cannot assure limited partners that sufficient cash will be available to pay distributions to limited partners.

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

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 5% of the total amount raised in the Offering, or (b) $2.5 million to $12.5 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our larger loans will not exceed an amount equal to 20% of the total capital contributions raised in the Offering.

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

We have utilized, and may continue to utilize, credit facilities as transitory indebtedness indebtednessto provide liquidity and to reduce and avoid the need for large idle cash reserves, such as utilizing borrowings under the credit facilities to fund identified investments pending receipt of proceeds from the sale of our units or proceeds from the operations of our Partnership, which are used to repay the credit facilities.

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

Limited partners will be required to report their allocable share of our taxable income on their personal income tax return regardless of whether they have received any cash distributions from us. It is possible that limited partners’ units will be allocated taxable income in excess of their cash distributions. We have established reserves for working capital, our unit redemption program and to recover some of the organization and offering expenses incurred in connection with the Offering. The establishment and maintenance of these reserves reduces the amount of cash otherwise distributable to limited partners and could result in limited partners not being distributed cash equal to their taxable income that results from the allocation of income from us. Further, if limited partners participate in our Secondary DRIP, they will be allocated their share of our net income, including net income allocable to units acquired pursuant to our Secondary DRIP, even though they will receive no cash distributions from us. We cannot assure limited partners that cash flow will be available for distribution in any year. As a result, limited partners may have to use funds from other sources to pay their tax liability.

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

We may terminate the Secondary DRIP or dissolve UDF III if our assets are deemed to be “plan assets” or if we engage in prohibited transactions.

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

Department of Labor regulations defining plan assets for purposes of ERISA contain exemptions that, if satisfied, would preclude assets of a limited partnership such as ours from being treated as plan assets. We cannot assure limited partners that our Partnership Agreement and the Offering and Secondary DRIP have been structured so that the exemptions in such regulations would apply to us, and although our general partner intends that an investment by a qualified plan in units will not be deemed an investment in our assets, we can make no representations or warranties of any kind regarding the consequences of an investment in our units by qualified plans in this regard. Plan fiduciaries are urged to consult with and rely upon their own advisors with respect to this and other ERISA issues that, if decided adversely to us, could result in prohibited transactions, which would cause the imposition of excise taxation and the imposition of co-fiduciary liability under Section 405 of ERISA in the event actions undertaken by us are deemed to be non-prudent investments or prohibited transactions.

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
•      terminate the Secondary DRIP;
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

Item 4. (Removed and Reserved)

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our limited partnership units, and we do not expect that one will develop.  This illiquidity creates a risk that a limited partner may not be able to sell units at a time or price acceptable to the limited partner.  Until October 23, 2010, the value of our units will be deemed to be $20 and no valuation or appraisal work will be undertaken.  Thereafter, we will prepare annual valuations of our units based upon the average weighted units outstanding divided into the sum of:  (1) the unpaid principal balance of our performing loans, plus (2) cash balances, plus (3) appraised value of real estate owned as of the close of our fiscal year. Such estimated property values will be based upon annual valuations performed by the general partner, and no independent property appraisals will be obtained. While our general partner is required under the Partnership Agreement to obtain the opinion of an independent third party stating that its estimates of value are reasonable, the unit valuations provided by our general partner may not satisfy the technical requirements imposed on plan fiduciaries under ERISA. Similarly, the unit valuations provided by our general partner may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift, or otherwise) valuation purpose as an indicator of the fair market value of the units.

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

Notwithstanding the above, in February 2009 the Financial Industry Regulatory Authority (“FINRA”) released Regulatory Notice 09-09. This notice confirms that the National Association of Securities Dealers (“NASD”) Rule 2340(c)(2) prohibits broker-dealers that are required to report an estimated value per unit for direct participation programs from using a per unit estimated value developed from data that is more than 18 months old.  This means that broker-dealers that participated in our Offering cannot use the last price paid to acquire a unit in our Offering as the estimated value per unit of our units of limited partnership interest beginning 18 months after the date we ceased offering units in our Offering. We currently anticipate that our valuation process described above will assist broker-dealers with this requirement.

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

Except as described below for redemptions upon the death of a limited partner (wherein the minimum holding period may be waived by our general partner), the purchase price for the redeemed units, for the period beginning after a limited partner has held the units for a period of one year, will be (1) 92% of the purchase price actually paid for any units held less than two years, (2) 94% of the purchase price actually paid for any units held for at least two years but less than three years, (3) 96% of the purchase price actually paid for any units held at least three years but less than four years, (4) 98% of the purchase price actually paid for any units held at least four years but less than five years and (5) the lesser of the purchase price actually paid for any units held at least five years or the then-current fair market value of such units as determined by the most recent annual valuation of our units. The price we will pay for redeemed units will be offset by any net proceeds from capital transactions previously distributed to the redeeming limited partner in respect of such units as a return of his or her capital contributions. In no event will the total amount paid for redeemed units, including any net proceeds from capital transactions previously distributed to the redeeming limited partner in respect of the redeemed units as a return of capital, exceed the then-current offering price. Distributions of cash available for distribution from our operations will not affect the price we will pay in respect of our redeemed units. Although we do not intend to make distributions in excess of available cash, we are not precluded from doing so. Any such distributions would be a return of capital to limited partners and would offset the price we will pay for redeemed units. Our general partner reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a limited partner or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend and/or reestablish our unit redemption program.

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

We intend to redeem units quarterly under the program.  We will not redeem in excess of 5% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of redemption. Our general partner will determine from time to time whether we have sufficient excess cash from operations to repurchase units. Generally, the cash available for redemption will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from our distribution reinvestment plan. Our general partner, in its sole discretion, may choose to terminate or suspend our unit redemption program at any time it determines that such termination or suspension is in our best interest or to reduce the number of units purchased under the unit redemption program if it determines that the funds otherwise available to fund our unit redemption program are needed for other purposes. These limitations apply to all redemptions, including redemptions upon the death of a limited partner.

We cannot guarantee that the funds set aside for the unit redemption program will be sufficient to accommodate all requests made in any year. If we do not have such funds available at the time when redemption is requested, the limited partner or his or her estate, heir or beneficiary can (1) withdraw the request for redemption, or (2) ask that we honor the request at such time, if any, when sufficient funds become available. Such pending requests will be honored among all requesting limited partners in any given redemption period, as follows:  first, pro rata as to redemptions upon the death of a limited partner; next, pro rata as to redemptions to limited partners who demonstrate, in the discretion of our general partner, another involuntary exigent circumstance, such as bankruptcy; and, finally, pro rata as to other redemption requests, if any, until all other requests for redemption have been met. Effective June 30, 2009, in order to conserve cash and in response to increasing requests for redemptions, we have limited our redemptions primarily to those requested as a result of death and exigent circumstances, to the extent our general partner determines there are sufficient funds to redeem units.

A limited partner or his or her estate, heir or beneficiary may present to us fewer than all of its units then-owned for redemption, provided, however, that the minimum number of units that must be presented for redemption shall be at least 25% of the holder’s units. A limited partner who wishes to have units redeemed must mail or deliver to us a written request on a form provided by us and executed by the limited partner, its trustee or authorized agent. An estate, heir or beneficiary that wishes to have units redeemed following the death of a limited partner must mail or deliver to us a written request on a form provided by us, including evidence acceptable to our general partner of the death of the limited partner, and executed by the executor or executrix of the estate, the heir or beneficiary, or their trustee or authorized agent. If the units are to be redeemed under the conditions outlined herein, we will forward the documents necessary to affect the redemption, including any signature guarantee we may require.

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

As of December 31, 2009 and 2008, 294,169 and 135,625 limited partnership units, respectively, had been redeemed.

During the fourth quarter ended December 31, 2009, we redeemed units as follows:

2009	Total number of units of limited partnership interest redeemed	Average price paid per unit of limited partnership interest	Total number of units of limited partnership interest redeemed as part of publicly announced programs	Maximum number of units of limited partnership interest that may yet be purchased under the programs
October	15,919	$19.75	15,919	(1)
November	-	$-	-	(1)
December	-	$-	-	(1)
Total	15,919	$19.75	15,919	(1)

(1)	A description of the maximum number of units that may be purchased under our redemption program is included in the narrative preceding this table.

Holders

As of March 22, 2010, we had 17,674,218 limited partnership units outstanding that were held by a total of approximately 8,528 limited partners.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan pursuant to which investors may elect to have a portion of the full amount of their distributions from us reinvested in additional units. As of December 31, 2009, we were offering 5,000,000 units for sale pursuant to our Secondary DRIP at $20 per unit, which will be available until we sell all $100,000,000 worth of units being offered pursuant to the Secondary DRIP; provided, however, that our general partner may terminate the offering of units pursuant to the Secondary DRIP at any earlier time.

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

The chart below summarizes the amount of distributions to our general partner and limited partners, the retained earnings reserve and the retained earnings deficit and surplus as of December 31, 2009 and 2008:

	As of December 31,
	2009		2008
General Partner	$6,789,000		$2,764,000
Limited Partners	55,337,000	(1)	23,099,000	(2)
Retained Earnings Reserve	844,000		600,000
Retained Earnings (Deficit)	(5,413,000)		(2,168,000)

(1)	approximately $34.8 million paid in cash and approximately $20.5 million reinvested in 1,026,716 units of limited partnership interest under the DRIP and Secondary DRIP.

(2)	approximately $14.8 million paid in cash and approximately $8.3 million reinvested in 415,660 units of limited partnership interest under the DRIP.

Distributions to our general partner and limited partners in 2009 and 2008 were paid out of our cash flow from operations.  There can be no assurance that future cash flow will support distributions at the current rate; however, we expect to continue to make distributions from cash available.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

On May 15, 2006, our Registration Statement on Form S-11 (Registration No. 333-127891), covering a public offering of 17,500,000 of our units of limited partnership interest, was declared effective under the Securities Act of 1933, as amended.  The aggregate offering price for the units under the Offering was $350 million.  At the time of effectiveness, the Registration Statement covered up to 12,500,000 units of limited partnership interest at a price of $20 per unit pursuant to the primary offering and up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20 per unit.  We had the right to reallocate the units of limited partnership interest we were offering between the primary offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units being offered such that 16,250,000 units were offered pursuant to the primary offering and 1,250,000 units were offered pursuant to the DRIP.  Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on March 6, 2009, we further reallocated the units being offered to be 16,500,000 units offered pursuant to the primary offering and 1,000,000 units offered pursuant to the DRIP.  The primary offering component of the Offering was terminated on April 23, 2009.  We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

On June 9, 2009, we held a Special Meeting of our limited partners as of April 13, 2009, at which our limited partners approved three proposals to amend certain provisions of our Partnership Agreement for the purpose of making available additional units of limited partnership interest for sale pursuant to the Secondary DRIP.  On June 12, 2009, we registered 5,000,000 additional units to be offered pursuant to our Secondary DRIP for $20 per unit in a Registration Statement on Form S-3 (File No. 333-159939).  As such, we ceased offering units under the DRIP portion of the Offering as of July 21, 2009 and concurrently commenced our current offering of units pursuant to the Secondary DRIP.  The aggregate offering price for the units being offered pursuant to the Secondary DRIP is $100,000,000. The Secondary DRIP will be available until we sell all $100,000,000 worth of units being offered; provided, however, that our general partner may terminate the offering of units pursuant to the Secondary DRIP at any earlier time.

Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

On July 3, 2006, we accepted our initial public subscribers as limited partners.  Since such time, we admitted new investors at least monthly until the primary offering component of the Offering was terminated on April 23, 2009.  As of December 31, 2009, we had issued an aggregate of 17,232,540 units of limited partnership interest in the Offering and the Secondary DRIP, consisting of 16,499,994 units that have been issued to our limited partners in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Offering), 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 310,456 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $6.2 million, minus 294,170 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $5.9 million.  Of the offering costs paid as of December 31, 2009, approximately $11.2 million was paid to our general partner or affiliates of our general partner for organizational and offering expenses, and approximately $28.4 million was paid to non-affiliates for commissions and dealer fees.  As of December 31, 2008, we had issued an aggregate of 15,019,291 units of limited partnership interest in the Offering, consisting of 14,739,257 units that had been issued to our limited partners in exchange for gross proceeds of approximately $294.9 million (approximately $259.6 million, net of costs associated with the Offering), and another 415,660 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $8.3 million.  Of the offering costs paid as of December 31, 2008, approximately $10.0 million was paid to our general partner or affiliates of our general partner for organizational and offering expenses, and approximately $25.3 million was paid to non-affiliates for commissions and dealer fees.

As of December 31, 2009, we had originated 55 loans, including 18 loans that have subsequently been repaid in full by the respective borrower.  As of December 31, 2009, the outstanding loans total approximately $202.4 million for mortgage notes receivable, approximately $52.0 million for mortgages notes receivable – related party and approximately $54.7 million for participation interest – related party.  We paid our general partner approximately $1.3 million for the year ended December 31, 2009 for acquisition and origination fee expenses associated with such loans.  As of December 31, 2008, we had originated 49 loans, including 14 loans that have subsequently been repaid in full by the respective borrower.  As of December 31, 2008, the outstanding loans total approximately $169.8 million for mortgage notes receivable, approximately $43.3 million for mortgages notes receivable – related party and approximately $39.3 million for participation interest – related party.  We paid our general partner approximately $5.1 million for the year ended December 31, 2008 for acquisition and origination fee expenses associated with such loans.

Item 6.  Selected Financial Data.

We present below selected financial information.  We encourage you to read the financial statements and the notes accompanying the financial statements included in this Annual Report.  This information is not intended to be a replacement for the financial statements.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from June 13, 2005 (Inception) through December 31, 2005
OPERATING DATA
Revenues	$43,995,547	$25,806,038	$9,071,315	$512,011	$-
Expenses	7,274,965	4,217,748	1,846,020	183,612	-
Net Income	$36,720,582	$21,588,290	$7,225,295	$328,399	$-
Earnings per limited partnership unit, basic and diluted	$1.96	$1.94	$2.25	$2.27	$-

	As of December 31,
	2009	2008	2007	2006	2005
BALANCE SHEET DATA
Mortgage notes receivable, net	$202,437,145	$169,825,653	$76,858,885	$11,422,063	$-
Mortgage notes receivable – related party, net	51,973,747	43,311,599	23,190,872	6,328,010	-
Participation interest – related party	54,726,000	39,259,006	-	-	-
Deferred offering costs	-	612,292	2,605,788	2,047,133	447,765
Other assets	18,140,258	19,712,862	2,436,888	1,434,448	1,000
Total assets	$327,277,150	$272,721,412	$105,092,433	$21,231,654	$448,765

Line-of-credit	$15,000,000	$-	$2,325,028	$6,436,402	$-
Accrued liabilities – related party	3,003,890	3,346,306	2,892,774	2,238,805	447,765
Other liabilities	230,552	934,151	789,095	657,856	-
Total liabilities	18,234,442	4,280,457	6,006,897	9,333,063	447,765
Partners' capital	309,042,708	268,440,955	99,085,536	11,898,591	1,000
Total liabilities and partners' capital	$327,277,150	$272,721,412	$105,092,433	$21,231,654	$448,765

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

Overview

On May 15, 2006, our Registration Statement on Form S-11, covering a public offering of our units of limited partnership interest, was declared effective under the Securities Act of 1933, as amended.  The aggregate offering price for the units under the Offering was $350 million.  At the time of effectiveness, the Registration Statement covered up to 12,500,000 units of limited partnership interest at a price of $20 per unit pursuant to the primary offering and up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20 per unit.  On July 3, 2006, we accepted our initial public subscribers as limited partners.  We had the right to reallocate the units of limited partnership interest we were offering between the primary offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units being offered such that 16,250,000 units were offered pursuant to the primary offering and 1,250,000 units were offered pursuant to the DRIP.  Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on March 6, 2009, we further reallocated the units being offered to be 16,500,000 units offered pursuant to the primary offering and 1,000,000 units offered pursuant to the DRIP.  The aggregate offering price for the units was $350 million. The primary offering component of the Offering was terminated on April 23, 2009.  We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

On June 9, 2009, we held a Special Meeting of our limited partners as of April 13, 2009, at which our limited partners approved three proposals to amend certain provisions of our Partnership Agreement for the purpose of making available additional units of limited partnership interest for sale pursuant to the Secondary DRIP.  On June 12, 2009, we registered 5,000,000 additional units to be offered pursuant to our Secondary DRIP for $20 per unit in a Registration Statement on Form S-3 (File No. 333-159939).  As such, we ceased offering units under the DRIP portion of the Offering as of July 21, 2009 and concurrently commenced our current offering of units pursuant to the Secondary DRIP.  The aggregate offering price for the units being offered pursuant to the Secondary DRIP is $100,000,000.  The Secondary DRIP will be available until we sell all $100,000,000 worth of units being offered; provided, however, that our general partner may terminate the offering of units pursuant to the Secondary DRIP at any earlier time.

We will experience a relative decrease as available funds are expended in connection with the funding and acquisition of mortgage loans and as amounts that may be drawn under the Brockhoeft Credit Facility are repaid.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles of the Untied States of America (“GAAP”).  GAAP consists of a set of standards issued by the Federal Accounting Standards Board (“FASB”) and other authoritative bodies in the form of FASB Statements, Interpretations, FASB Staff Positions, Emerging Issues Task Force consensuses and American Institute of Certified Public Accountants Statements of Position, among others.  The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of the FASB Accounting Standards Codification (“FASB ASC”).  The FASB ASC does not change how the Partnership accounts for its transactions or the nature of related disclosures made.  Rather, the FASB ASC results in changes to how the Partnership references accounting standards within its reports.  This change was made effective by the FASB for periods ending on or after September 15, 2009.  The Partnership has updated references to GAAP in this Annual Report on Form 10-K to reflect the guidance in the FASB ASC.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.   We have identified our most critical accounting policies to be the following:

Revenue Recognition

Interest income on mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of December 31, 2009 we were suspending income recognition on one mortgage note receivable.  As of December 31, 2008, we were accruing interest on all mortgage notes receivable.

Credit enhancement fees – related party income was generated when we entered into an agreement with UMTH Lending Company LP, a Delaware limited partnership (“UMTH Lending”) and an affiliate of our general partner, in February 2009, whereby we deposited $1.5 million into a money market account (the “Deposit Account”) with LegacyTexas Bank (“LegacyTexas”) for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending.  The Partnership provided LegacyTexas a security interest in the Deposit Account as further collateral for a loan (the “UMTH Lending Loan”) obtained by UMTH Lending from LegacyTexas.  In consideration of the Partnership providing the Deposit Account as collateral for the UMTH Lending Loan, UMTH Lending agreed to pay the Partnership a fee equal to 3% per annum of the amount outstanding in the Deposit Account for each year that the Deposit Account secures the UMTH Lending Loan.  Additionally, in August 2009, the Partnership guaranteed the repayment of up to $5 million owed to Texas Capital Bank, National Association (“Texas Capital Bank”) with respect to that certain promissory note between UMT Home Finance, LP, a Delaware limited partnership (“UMT Home Finance”) and a subsidiary of UMT, and Texas Capital Bank (the “TCB Guarantee”).  In connection with the TCB Guarantee, the Partnership entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay the Partnership annually, in advance, an amount equal to 1.0% of the maximum exposure of the Partnership under the TCB Guarantee (the “UMT Home Finance Fee”). The Partnership recognized approximately $38,000 and $50,000 in credit enhancement fees – related party income associated with the UMTH Lending Loan and the UMT Home Finance Fee, respectively, for the year ended December 31, 2009.  See “– Off-Balance Sheet Arrangements” below for further discussion.

The Partnership generates mortgage and transaction service revenues by originating mortgage notes receivable and other loans.  In accordance with FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, the Partnership defers recognition of income from nonrefundable commitment fees paid by the borrowers and recognizes such income on a straight-line basis over the expected life of such notes.  The Partnership also expenses a 3% acquisition and origination fee (“placement fee”) paid to the general partner to provide for processing and origination costs associated with mortgage notes receivable held by the Partnership on a straight-line basis over the expected life of such notes.  As of December 31, 2009 and 2008, approximately $5.2 million and $3.6 million, respectively, of these net deferred fees have been offset against mortgage notes receivable.

Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party.  We periodically perform detailed reviews of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses based on historical and current trends and other factors affecting credit losses.  We charge additions to the allowance for loan losses to current period earnings through the provision for loan losses.  Additionally, we charge additions to the allowance for loan losses for income suspended in the current period.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  We exercise significant judgment in estimating the timing, frequency and severity of losses, which could materially affect the provision for loan losses and, therefore, net income.  As of December 31, 2009 and 2008, approximately $3.9 million and $318,000, respectively, of allowance for loan losses had been offset against mortgage notes receivable.

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

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions are currently paid to the limited partners as a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners.  It is the intent of management to monitor and distribute any surplus on an annual basis.  The chart below summarizes the approximate amount of distributions to our general partner and limited partners and the retained earnings deficit as of December 31, 2009 and 2008:
	As of December 31,
	2009		2008
General Partner	$6,789,000		$2,764,000
Limited Partners	55,337,000	(1)	23,099,000	(2)
Retained Earnings Reserve	844,000		600,000
Retained Earnings Deficit	(5,413,000)		(2,168,000)

(1)  approximately $34.8 million paid in cash and approximately $20.5 million reinvested in 1,026,716 units of limited partnership interest under the DRIP and Secondary DRIP.

(2)  approximately $14.8 million paid in cash and approximately $8.3 million reinvested in 415,660 units of limited partnership interest under the DRIP.

Results of Operations

Year ended December 31, 2009 compared to year ended December 31, 2008

Revenues

Interest income (including related party interest income) for the years ended December 31, 2009 and 2008 was approximately $41.6 million and $23.9 million, respectively.  The increase in interest income for the year ended December 31, 2009 is primarily the result of our increased mortgage notes receivable (including related party transactions) and participation interest – related party portfolios of approximately $309 million as of December 31, 2009, compared to $252 million as of December 31, 2008.

Credit enhancement fees – related party for the year ended December 31, 2009 was approximately $88,000.  No credit enhancement fees – related party were recognized for the year ended December 31, 2008.  In February 2009, we established a deposit account for the purpose of providing additional collateral for a loan obtained by UMTH Lending from LegacyTexas.  Additionally, in August 2009, we entered into the TCB Guarantee for the benefit of UMT Home Finance.  See “– Off-Balance Sheet Arrangements” below for further discussion.

Mortgage and transaction service revenues for the years ended December 31, 2009 and 2008 were approximately $2.3 million and $1.9 million, respectively.  We generate mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes.  The increase in mortgage and transaction service revenues for the year ended December 31, 2009 is primarily the result of our increased mortgage notes receivable (including related party transactions) and participation interest – related party portfolio of approximately $309 million as of December 31, 2009, compared to $252 million as of December 31, 2008.

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

Expenses

Interest expense for the years ended December 31, 2009 and 2008 was approximately $411,000, and $2,000, respectively.  Interest expense represents interest associated with a revolving credit facility that we had entered into with Premier Bank (the “Premier Credit Facility”) and the Brockhoeft Credit Facility.  Both the Premier Credit Facility and the Brockhoeft Credit Facility have been utilized as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of our units.  Both credit facilities have been used as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  The Premier Credit Facility was entered into in December 2006 and was terminated in December 2008.  The Brockhoeft Credit Facility was entered into in September 2009.

 Loan loss reserve expense for the years ended December 31, 2009 and 2008 was approximately $3.4 million and $200,000, respectively.  The increase in loan loss reserve expense primarily relates to increased reserves associated with growth in the loan portfolio as well as additional reserves recorded due to general market conditions.

General and administrative expense for the years ended December 31, 2009 and 2008 was approximately $3.4 million and $4.0 million, respectively.  The decrease in general and administrative expense for the year ended December 31, 2009 was primarily a result of a decrease in placement fee amortization offset by an increase in other operating expenses primarily associated with the increase in total investors.

We expect interest expense and general and administrative expense to increase commensurate with the growth of our portfolio as we continue to deploy funds available in a diversified manner to the borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market.

Year ended December 31, 2008 compared to year ended December 31, 2007

Revenues

Interest income (including related party interest income) for the years ended December 31, 2008 and 2007 were approximately $23.9 million and $7.8 million, respectively.  The increase in interest income for the years ended December 31, 2008 is primarily the result of our increased mortgage notes receivable (including related party transactions) and participation interest – related party portfolios of approximately $252 million as of December 31, 2008, compared to $100.0 million as of December 31, 2007.

Credit enhancement fees – related party for the year ended December 31, 2007 was approximately $596,000.  No credit enhancement fees – related party were recognized for the year ended December 31, 2008.  In October 2006, we entered into a limited guarantee effective as of September 1, 2006 for the benefit of UMT or its permitted successors and assigns (the “UDF III Guarantee”), and entered into a letter agreement with UDF I with respect to a credit enhancement fee related to the UDF III Guarantee (the “UDF III Credit Enhancement Fee Agreement”).  Pursuant to the UDF III Guarantee, the Partnership guaranteed the repayment of an amount up to $30 million with respect to that certain Second Amended and Restated Secured Line of Credit Promissory Note between UMT and UDF I.  In exchange for that guarantee, and pursuant to the UDF III Credit Enhancement Fee Agreement, UDF I paid UDF III each month in arrears an amount equal to 0.25% of the maximum liability amount, which is included in credit enhancement fees – related party income.  In April 2008, UDF I negotiated the release of the UDF III Guarantee.  This limited guarantee was terminated and our contingent repayment obligation relieved effective January 1, 2008.

Mortgage and transaction service revenues for the years ended December 31, 2008 and 2007 were approximately $1.9 million and $705,000, respectively.  We generate mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes.  The increase in mortgage and transaction service revenues for the year ended December 31, 2008 is primarily the result of our increased mortgage notes receivable (including related party transactions) and participation interest – related party portfolio of approximately $252 million as of December 31, 2008, compared to $100 million as of December 31, 2007.

Expenses

Interest expense for the years ended December 31, 2008 and 2007 was approximately $2,000 and $256,000, respectively.  Interest expense represents interest associated with the Premier Credit Facility.  The Premier Credit Facility was utilized as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of our units.  The Premier Credit Facility was used as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  The Premier Credit Facility was entered into in December 2006 and was terminated in December 2008.

Loan loss reserve expense for the years ended December 31, 2008 and 2007 was approximately $200,000 and $100,000, respectively.  The increase in loan loss reserve expense primarily relates to increased reserves associated with growth in the loan portfolio.

General and administrative expense for the years ended December 31, 2008 and 2007 was approximately $4.0 million and $1.5 million, respectively.  The increase in general and administrative expense primarily relates to increased costs associated with our directors’ and officers’ insurance premiums, placement fees, as well as legal and accounting fees.

Cash Flow Analysis

Cash flows provided by operating activities for the years ended December 31, 2009, 2008 and 2007 were approximately $32.6 million, $20.3 million and $6.3 million, respectively, and were comprised primarily of net income, offset slightly with accrued interest receivable.

Cash flows used in investing activities for the years ended December 31, 2009, 2008 and 2007 were approximately $60.2 million, $152.6 million and $82.4 million, respectively, resulting from the origination of mortgage notes receivable and participation interest – related party.

Cash flows provided by financing activities for the year ended December 31, 2009 were approximately $17.6 million and were primarily the result of funds received from the issuance of limited partnership units and proceeds from the Brockhoeft Credit Facility, offset by distributions to partners and payments of offering costs.  Cash flows provided by financing activities for the year ended December 31, 2008 and 2007 were approximately $147.2 million and $75.9 million, respectively, and were primarily the result of funds received from the issuance of limited partnership units, offset with payments of offering costs.

Our cash and cash equivalents were approximately $5.6 million, $15.5 million and $587,000 as of December 31, 2009, 2008 and 2007, respectively.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) our administrative expenses, (3) debt service on senior indebtedness required to preserve our collateral position and (4) utilization of the Brockhoeft Credit Facility.  We expect that our liquidity will be provided by (1) loan interest, transaction fees and credit enhancement fee payments, (2) loan principal payments, (3) sale of loan pools through securitization and direct sale of loans, (4) proceeds from our Secondary DRIP, and (5) credit lines available to us.

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

Material Trends Affecting Our Business

We are a real estate finance limited partnership and derive a substantial portion of our income by originating, purchasing, participating in, and holding for investment mortgage loans made directly by us to persons and entities for the acquisition and development of real property as single-family residential lots that will be marketed and sold to home builders.  We intend to concentrate our lending activities in the southeast and southwest sections of the United States, particularly in Texas, Colorado, and Arizona; we believe these areas continue to experience demand for new construction of single-family homes. Further, we intend to concentrate our lending activities with national and regional homebuilders and with developers who sell single-family residential home lots to such national and regional homebuilders.  The U.S. housing market has suffered a decline over the past four years, particularly in geographic areas that had experienced rapid growth, steep increases in property values, and speculation.  National and regional homebuilders have responded to this decline by reducing the number of new homes constructed in 2009 as compared to 2008 and 2007.

We believe that the housing market has reached a bottom in its four year decline and has begun to recover.  New single-family home permits, starts, and sales have all risen from their lows experienced in January 2009, reflecting a slow return of demand for new homes.  However, concerns remain regarding the shape and scope of the broader economic recovery. The consumer confidence index, which fell to record lows during the downturn, has risen but continues to be generally depressed as unemployment remains high, and the availability of conventional bank financing remains limited.  These concerns continue to pose significant obstacles to a robust recovery.

Ongoing credit constriction and disruption of mortgage markets and price correction have made potential new home purchasers and real estate lenders very cautious.  As a result of these factors, the national housing market experienced a protracted decline, and the time necessary to correct the market may mean a corresponding slow recovery for the housing industry.

Capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction and the purchase of homes and have increased the number of undercapitalized or failed builders and developers.  With credit less available and stricter underwriting standards, mortgages to purchase homes have become harder to obtain.  The number of new homes developed also has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2010 and 2011.  Further, the liquidity provided in the secondary market by GSEs to the mortgage industry is very important to the housing market and has been constricted as these entities have suffered significant losses as a result of depressed housing and credit market conditions.  These losses have reduced their equity and prompted the U.S. government to guarantee the backing of all losses suffered by the GSEs.  Limitations or restrictions on the availability of financing or on the liquidity provided by such enterprises could adversely affect interest rates and mortgage availability and could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our limited partners.

In the midst of the credit crisis, the federal government passed the Economic Stabilization Act of 2008, which was intended to inject emergency capital into financial institutions, ease accounting rules that require such institutions to show the deflated value of assets on their balance sheets, and ultimately help restore a measure of public confidence to enable financial institutions to raise capital.  With the necessary capital, lenders will again be able to lend money for the development, construction and purchase of homes.  However, the Economic Stabilization Act was just the beginning of a much larger task, and we anticipate that Congress will further overhaul housing policy and financial regulation in a 2010 legislative effort.

Nationally, new single-family home inventory continued to improve in the fourth quarter of 2009 from the third quarter while new home sales slowed.  Since the holiday season is not typically a high volume season in terms of the number of home purchases, we believe this suggests that the housing market may be following seasonal buying patterns. The U.S. Census Bureau reports that sales of new single-family residential homes in December 2009 were at a seasonally adjusted annual rate of 342,000 units.  This number is down from the third quarter figure of 402,000 and approximately 8.6% below the December 2008 estimate of 374,000, though up 3.95% from its bottom in January 2009.  The seasonally adjusted estimate of new houses for sale at the end of December 2009 was 231,000 – a supply of 8.1 months at the current sales rate – which is a reduction of approximately 20,000 homes from the third quarter supply of 251,000.  We believe that this drop in the number of new houses for sale by approximately 119,000 units year-over-year reflects the homebuilding industry’s extensive efforts to bring the new home market back to equilibrium by reducing new housing starts and selling existing new home inventory.

According to the source identified above, new single-family residential home permits and starts fell nationally from 2006 through 2008 as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period.  Since January 2009, however, single-family permits and starts have risen significantly.  Single-family homes authorized by building permits in December 2009 were at a seasonally adjusted annual rate of 508,000 units.  This is 48.5% above the January 2009 low and a 37.3% year-over-year increase from the December 2008 estimate of 370,000 units.  Single-family home starts for December 2009 were at a seasonally adjusted annual rate of 456,000 units.  This is 27.7% above the January 2009 low and 16.0% higher than the December 2008 estimate of 393,000 units.  We believe that, with these reductions, new home inventory levels have reached equilibrium in many markets, even at relatively low levels of demand, and that what is necessary to regain prosperity in housing markets is the return of healthy levels of demand.  The primary factors affecting new home sales are housing prices, home affordability, and housing demand.  Housing supply may affect both new home prices and demand for new homes.  When new home supplies exceed new home demand, new home prices may generally be expected to decline.  Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached.

Long-term demand will be fueled by a growing population, household formation, population migration, immigration and job growth. The U.S. Census Bureau forecasts that California, Florida and Texas will account for nearly one-half of the total U.S. population growth between 2000 and 2030 and that the total population of Arizona and Nevada will double during that period. The U.S. Census Bureau projects that between 2000 and 2030 the total populations of Arizona and Nevada will grow from approximately 5,000,000 to more than 10,700,000 and from approximately 2,000,000 to nearly 4,300,000, respectively; Florida’s population will grow nearly 80% between 2000 and 2030, from nearly 16,000,000 to nearly 28,700,000; Texas’ population will increase 60% between 2000 and 2030 from nearly 21,000,000 to approximately 33,300,000; and California’s population will grow 37% between 2000 and 2030, from approximately 34,000,000 to nearly 46,500,000.

The Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade.  Similarly, the National Association of Home Builders forecasts average annual new single-family home starts over the ten-year period 2008-2017 to be 1,267,000, ranging from a low of 650,000 to a high of 1,550,000, and the average annual new single-family home sales during that same period to be 1,067,000, ranging between 542,000 and 1,406,000 units per year.

As of December 31, 2009, substantially all of our loans, approximately 96%, were with respect to single-family residential development projects in Texas.  Our Texas loans were in the markets of Austin, Houston, Dallas, San Antonio, and Lubbock.  Our remaining loans were made with respect to single-family residential development projects in Denver, Colorado (3%) and Kingman, Arizona (1%).

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the best in the country.  We believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics and economies and high housing affordability ratios.  Further, Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The graph below, created with data from the Federal Housing Finance Agency’s Purchase Only Index, illustrates the recent declines in home price appreciation nationally, as well as in California, Florida, Arizona, and Nevada, though price declines have begun to moderate in those states too.  Further, the graph illustrates how Texas has maintained home price stability and not experienced such pronounced declines.

According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for December 2009 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $201,481, $188,178, $201,779 and $179,301, respectively.  These amounts are all below the December 2009 national median sales price of new homes sold of $221,300, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2009 median family income for the respective metropolitan areas of Austin, Houston, Dallas, and San Antonio, the median income earner in those areas has 1.50 times, 1.39 times, 1.38 times, and 1.31 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate the high affordability of Texas homes.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, assuming an annual mortgage insurance premium of 50 basis points for private mortgage insurance and a cost that includes estimated property taxes and insurance for the home.  Using the U.S. Census Bureau’s 2009 income data to project an estimated median income for the United States of $64,000 and the December 2009 national median sales price of new homes sold of $221,300, we conclude that the national median income earner has 1.19 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 36 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such price declines have begun to stabilize. The December 2009 national median new home price of $221,300 fell by just 3.61% from the December 2008 median new home sales price of $229,600, according to the Department of Housing and Urban Development.  As a result of falling home prices, we believe that affordability has been restored to the national housing market.

Due to the national and global recession, the Texas employment market slowed in the fourth quarter of 2008 through the first three quarters of 2009 until adding 7,100 jobs in the fourth quarter of 2009.  Over the twelve month period ending December 2009, the United States Department of Labor reported that Texas lost approximately 354,200 jobs and the unemployment rate increased to 8.2% from 6.1% in December 2008.  However, the same source states that, nationally, the United States lost approximately 4,740,000 jobs, and the unemployment rate rose to 10.0% from 7.4% in December 2008.  In spite of the job losses in 2009, we believe that the long term employment fundamentals remain sound in Texas.  The Texas Workforce Commission reports that Texas has added more than half a million new jobs over the past five years, and the Federal Reserve Bank of Dallas has recently forecasted that Texas may add between 100,000 and 200,000 jobs in 2010.

The Texas Workforce Commission reports that as of December 2009, the unemployment rate for Austin-Round Rock, Texas was 7.0%, up from 5.2% in December 2008; Dallas-Fort Worth-Arlington, Texas was 8.0%, up from 5.9%; Houston-Sugar Land-Baytown, Texas was 8.2%, up from 5.6%; and San Antonio, Texas was 6.9%, up from 5.3%.  Austin experienced a net loss of 18,400 jobs year-over-year for the calendar year of 2009.  During those same 12 months, Houston, Dallas-Fort Worth, and San Antonio experienced net losses of 98,600, 89,600, and 20,600 jobs, respectively.  However, these cities have added an estimated net total of 464,400 jobs over the past five years:  Austin added 76,500 jobs; Dallas-Fort Worth added 123,800 jobs; Houston added 197,900 jobs; and San Antonio added 66,200 jobs.

As stated above, the Texas economy slowed and suffered a net loss of jobs in 2009 due to the national and global recession.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe that the transition from month-over-month and year-over-year job gains in Texas, to year-over-year and month-over-month job losses indicates that the Texas economy slowed significantly and followed the nation into recession in the fourth quarter of 2008.  However, we also believe that the Texas economy will continue to outperform the national economy.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  In the current downturn, Texas’ recession trailed the national recession by nearly a year, and the state’s economy now appears to be entering the early stages of recovery.  Dallas Federal Reserve’s Index of Texas leading indicators has steadily improved since reaching a low in March 2009; the Texas Comptroller of Public Accounts projects that the Texas economy will grow by 2.6% in 2010; and independent reports from Moody's and Brookings Metro Monitor are now forecasting that Texas cities will be among the first to recover based on employment figures, gross metropolitan product, and home prices.

The United States Census Bureau reported in its 2009 Estimate of Population Change July 1, 2008 to July 1, 2009 that Texas led the country in population growth during that period.  The estimate concluded that Texas grew by 478,012 people, or 2.00%, a number which was 1.25 times greater than the next closest state in terms of raw population growth, California, and more than 3.57 times the second closest state in terms of raw population growth, North Carolina.  The United States Census Bureau also reported that among the 15 counties that added the largest number of residents between July 1, 2007 and July 1, 2008, six were in Texas:  Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin).  In March 2009, the United States Census Bureau reported that Texas’ five major cities – Austin, Houston, San Antonio, Dallas and Fort Worth – were among the top 15 in the nation for population growth from 2007 to 2008. Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 146,532, with Dallas-Plano-Irving having an estimated population increase of 97,036 and Fort Worth-Arlington having an estimated population increase of 49,496.  Houston-Sugarland-Baytown was second in the nation with a population increase of 130,185 from July 1, 2007 to July 1, 2008.  Austin-Round Rock had an estimated population growth of 60,012 and San Antonio had an estimated population growth of 46,524 over the same period.  The percentage increase in population for each of these major Texas cities ranged from 2.34% to 3.77%.

The Third Quarter 2009 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas through the third quarter of 2009 according to the likelihood that home prices will be lower in two years, reported that Texas cities are among the nation’s best for home price stability.  This index analyzes housing price trends, the impact of foreclosure rates, and the consequence of excess housing supply on home prices.  The quarterly report projects that there is less than a 36% chance that Dallas/Fort Worth-area home prices will fall during the next two years; a 40.5% chance that Houston-area home prices will fall during the next two years; a 17.5% chance that San Antonio-area home prices will fall during the next two years; and a 63.6% chance that Austin-area home prices will fall during the next two years.  Except for the Austin area, all Texas metropolitan areas included in the report are among the nation’s top ten least-likely areas to experience a decline in home prices in two years.  The Austin area is ranked the twentieth least-likely area to experience a decline.  Dallas-Plano-Irving, Texas is the nation’s eighth least-likely metropolitan area, Fort Worth-Arlington, Texas is sixth least-likely, Houston-Sugar Land-Baytown, Texas is tenth least-likely, and San Antonio, Texas is third least-likely.

In its fourth quarter purchase-only price index, the Federal Housing Finance Agency (“FHFA”) reports that Texas had a home price appreciation of 0.83% between the fourth quarter of 2008 and the fourth quarter of 2009.  The FHFA’s all-transaction price index report provides that existing home price appreciation between the fourth quarter of 2008 and the fourth quarter of 2009 for (a) Austin was -1.66%; (b) Houston was 0.44%; (c) Dallas was -1.27%; (d) Fort Worth was -1.05%; (e) San Antonio was -0.72%; and (f) Lubbock was 1.38%.  However, every city remains well above the national average in the same index, which was -4.66% between the fourth quarter of 2008 and the fourth quarter 2009.  Besides sales prices, the all-transaction price index report also tracks average house price changes in refinancings of the same single-family properties utilizing conventional, conforming mortgage transactions.

The Texas Comptroller of Public Accounts notes that the rate of foreclosures and defaults in Texas has remained generally stable for the past three years and well below the national average.  Likewise, the Federal Reserve Bank of Dallas anticipates, in its economic letter for the fourth quarter of 2009, that the Texas foreclosure rate will continue to remain below the national average in 2010.  Homebuilding and residential construction employment are likely to remain generally weak for some time, but Texas again will likely continue to outperform the national standards.  We believe that Texas’ housing sector is in better shape, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas continue to focus on preserving a balance between new home demand and new home supply.  We believe that home builders and developers in Texas have remained disciplined on new home construction and project development.   New home starts have been declining year-over-year and are outpaced by new home sales in all four major Texas markets where such data is available.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at healthy and balanced levels in all four major Texas markets:  Austin, Dallas-Fort Worth, Houston, and San Antonio.  Each major Texas market has experienced a rise in the number of months of finished lot inventories as homebuilders reduced the number of new home starts in 2008, causing each major Texas market to reach elevated levels.  Houston has an estimated inventory of finished lots of approximately 41.1 months, Austin has an estimated inventory of finished lots of approximately 48.3 months, San Antonio has an estimated inventory of finished lots of approximately 61.5 months, and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 75.3 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

The elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots.  Indeed, the number of finished lots dropped by more than 1,100 lots in Austin, more than 900 in San Antonio, more than 2,400 lots in Houston, and more than 3,400 lots in Dallas-Fort Worth in the fourth quarter of 2009.  In the calendar year 2009, the total lot count in the four Texas markets dropped by nearly 21,900, from 233,345 to 211,563.  Annual starts in each of the Austin, San Antonio, Houston, and Dallas-Fort Worth markets are outpacing lot deliveries.  With the discipline evident in these markets, we expect to see a continued decline in raw numbers of finished lot inventories in coming quarters as new projects have been significantly reduced.

Texas markets continue to be some of the strongest homebuilding markets in the country, though home building in Texas has weakened over the past year as a result of the national economic downturn.  While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory.  Annual new home sales in Austin outpace starts 7,910 versus 6,788, with annual new home sales declining year-over-year by approximately 27.74%.  Finished housing inventory rose to a slightly elevated level of 3.1 months, while total new housing inventory (finished vacant, under construction and model homes) fell to a relatively healthy 6.4 months.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a relatively healthy homebuilding market.  Annual new home sales in San Antonio outpace starts 8,104 versus 7,252, with annual new home sales declining year-over-year by approximately 24.63%.  Finished housing inventory remained at a generally healthy level with a 2.6 month supply. Total new housing inventory rose slightly but remained healthy at a 6.2 month supply.  Houston, too, is a relatively healthy homebuilding market.  Annual new home sales there outpace starts 21,697 versus 18,094, with annual new home sales declining year-over-year by approximately 25.56%.  Finished housing inventory and total new housing inventory are generally healthy at a 2.8 month supply and a 6.1 month supply, respectively.  Dallas-Fort Worth is a relatively healthy homebuilding market as well.  Annual new home sales in Dallas-Fort Worth outpace starts 17,235 versus 13,501, with annual new home sales declining year-over-year by approximately 32.20%.  Finished housing inventory declined slightly to a 3.0 month supply, while total new housing inventory fell to a 6.5 month supply, respectively, each measurement slightly above the considered equilibrium level.  All numbers are as publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that inventory levels and sales of existing homes remain relatively healthy in Texas markets, as well.  Though the year-over-year sales pace has fallen between 4% and 10% in each of the four largest Texas markets, inventory levels have decreased.  In December, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, and Lubbock was 5.4 months, 6.0 months, 5.3 months, 6.2 months, and 4.9 months, respectively.  San Antonio’s inventory is more elevated with a 7.2 month supply of homes for sale.  Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  In 2009, the number of existing homes sold in (a) Austin was 20,871, down 7% year-over-year; (b) San Antonio was 18,649, down 4% year-over-year; (c) Houston was 59,984, down 8% year-over-year, (d) Dallas was 45,544, down 10% year-over-year, (e) Fort Worth was 8,428, down 14% year-over-year, and (f) Lubbock was 3,189, down 2% year-over-year.

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

Our general partner is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that it reasonably anticipates to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Annual Report on Form 10-K.  The disruption of mortgage markets, in combination with a significant amount of negative national press discussing turmoil in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious.  The failure of highly respected financial institutions, significant decline in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers to postpone their purchases.  In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty.  We believe that this has further slowed the sales of new homes and expect that this will result in a slowing of the sales of finished lots developed in certain markets; however, we do not anticipate the prices of those lots changing greatly.  We also expect that the decrease in the availability of replacement financing may increase the number of defaults on development loans made by us or extend the time period anticipated for the repayment of our loans.

Off-Balance Sheet Arrangements

In February 2009, the Partnership deposited $1.5 million into the Deposit Account with LegacyTexas for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending Company.  This Deposit Account is included as restricted cash on our balance sheet.  The Partnership provided LegacyTexas a security interest in the Deposit Account as further collateral for the UMTH Lending Loan obtained by UMTH Lending from LegacyTexas.  In consideration of the Partnership providing the Deposit Account as collateral for the UMTH Lending Loan, UMTH Lending agreed to pay the Partnership a fee equal to 3% per annum of the amount outstanding in the Deposit Account, paid in 12 monthly installments per year for each year that the Deposit Account secures the Loan.  In conjunction with this arrangement, approximately $38,000 is included in our credit enhancement fees – related party income account for the year ended December 31, 2009.

In August 2009, the Partnership entered into the TCB Guarantee for the benefit of UMT Home Finance, or its permitted successors and assigns, by which the Partnership guaranteed the repayment of up to $5 million owed to Texas Capital Bank with respect to that certain promissory note between UMT Home Finance and Texas Capital Bank.  UMT Home Finance is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection with the TCB Guarantee, the Partnership entered into a letter agreement with UMT Home Finance, which provides for UMT Home Finance to pay the Partnership annually, in advance, an amount equal to 1.0% of the maximum exposure of the Partnership under the TCB Guarantee (i.e., $50,000 per annum).  In conjunction with this arrangement, $50,000 is included in our credit enhancement fees – related party income account for the year ended December 31, 2009.

An affiliate of Land Development serves as the advisor to UMT and UDF IV.  Land Development serves as the asset manager of UDF I and UDF IV.

The Partnership from time to time enters into guarantees of debtor’s borrowings and provides credit enhancements for the benefit of senior lenders in connection with the Partnership’s debtors and investments in partnerships (collectively referred to as “guarantees”), and accounts for such guarantees in accordance with FASB ASC 460-10 Guarantees.

Guarantees generally have fixed expiration dates or other termination clauses and may require payment of a fee by the debtor.  A guarantee involves, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.  The Partnership’s exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the guarantee.

As of December 31, 2009, the Partnership had 7 outstanding guarantees, including: (1) 4 limited repayment guarantees with total credit risk to the Partnership of approximately $7.4 million, of which approximately $5.9 million has been borrowed against by the debtor and (2) 3 letters of credit issued on behalf of borrowers with total credit risk to the Partnership of approximately $2.6 million, approximately $2.2 million of which has been borrowed against by the debtors.

As of December 31, 2008, the Partnership had 5 outstanding letters of credit issued on behalf of borrowers with total credit risk to the Partnership of approximately $3.4 million, approximately $2.2 million of which has been borrowed against by the debtors.

To date, the Partnership has not incurred losses from guarantees entered into, and the debt that is guaranteed is also collateralized by real estate.  The value of such real estate may or may not be sufficient to settle such obligations if liquidated.

Contractual Obligations

As of December 31, 2009, we had originated 55 loans, including 18 loans that have been repaid in full by the respective borrower, totaling approximately $430 million.  We have approximately $50.9 million of commitments to be funded under the terms of mortgage notes receivable, including approximately $27.2 million of commitments for mortgage notes receivable – related party and $6.2 million for participation interest – related party.

As of December 31, 2008, we had originated 49 loans, including 14 loans that have been repaid in full by the respective borrower, totaling approximately $386 million.  We had approximately $56.4 million of commitments to be funded under the terms of mortgage notes receivable, including approximately $18.6 million of commitments for mortgage notes receivable – related party and $6.7 million for participation interest – related party.

The Partnership has no other outstanding debt or contingent payment obligations, other than the Brockhoeft Credit Facility described in “Item 1. Business – Investment Objectives and Policies – Credit Facility” and approximately $10 million of certain loan guarantees or letters of credit discussed above in “– Off-Balance Sheet Arrangements” that we may be obligated to make to or for the benefit of third-party lenders.

Subsequent Events

Effective January 1, 2010, we have begun reimbursing UMTH General Services, L.P., an affiliate of our general partner,  instead of UMTH Funding for its actual expenses in providing limited partner relations and reporting services to us.

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

As of December 31, 2009 and 2008, our mortgage notes receivable of approximately $202.4 million and $169.8 million, respectively, mortgage notes receivable – related party of approximately $52.0 million and $43.3 million, respectively, and participation interest – related party of approximately $54.7 million and $39.3 million, respectively, were all at fixed interest rates, and thus, such mortgage notes receivable are not subject to change in future earnings, fair values or cash flows.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Land Development, our general partner, including its principal executive officer and principal financial officer, evaluated, as of December 31, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of December 31, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Land Development is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  The management of Land Development, including its principal executive officer and principal financial officer, evaluated as of December 31, 2009 the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the principal executive officer and principal financial officer of Land Development concluded that our internal controls, as of December 31, 2009, were effective in providing reasonable assurance regarding reliability of financial reporting.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position with Our General Partner

Todd F. Etter	59	Executive Vice President of our general partner and Director and Chairman of UMT Services, its general partner
Hollis M. Greenlaw	45	President and Chief Executive Officer of our general partner and President, Chief Executive Officer and Director of UMT Services, its general partner
Michael K. Wilson	47	Director of UMT Services, its general partner
Ben Wissink	28	Chief Operating Officer
Cara D. Obert	40	Chief Financial Officer

Mr. Etter and Mr. Greenlaw are directors, officers and shareholders of UMT Services and UMT Holdings. Mr. Etter, Mr. Greenlaw, Mr. Wilson, Mr. Wissink and Ms. Obert are partners of UMT Holdings.  Mr. Wilson is a director of UMT Services.  Mr. Etter and Mr. Greenlaw are shareholders of the general partner of UDF I and are also shareholders and officers of the general partner of UDF II.  Mr. Wissink and Ms. Obert are officers of the general partner of UDF I, officers of the general partner of UDF II and officers of UMT Services.  Mr. Etter, Mr. Greenlaw, Mr. Wilson, Mr. Wissink and Ms. Obert are limited partners of UDF I.  Mr. Greenlaw is Chief Executive Officer and Chairman of the Board of Trustees for UDF IV.  Ms. Obert is Chief Financial Officer and Treasurer of UDF IV.  Land Development owns a 100% interest in the general partner of the general partner for UDF LOF.  Land Development also owns all of the limited partnership interests in the general partner of UDF LOF.

Theodore “Todd” F. Etter, Jr.   Mr. Etter has served as the Executive Vice President of Land Development and has served as a director, partner and Chairman of UMT Services, the general partner of UMT Holdings and Land Development, since March 2003. UMT Holdings originates, purchases, sells and services interim loans for the purchase and renovation of single-family homes and land development loans through its subsidiaries UMTH Lending Company, L.P. and Land Development, and it provides real estate-related corporate finance services through its subsidiaries. UMTH General Services, L.P., a subsidiary of UMT Holdings, has served as the advisor to UMT since August 1, 2006. Mr. Etter serves as Chairman of the general partner of UDF I and UDF II, each of which are limited partnerships formed to originate, purchase, sell and service land development loans and/or equity participations. Since 2000, Mr. Etter has been the Chairman of UMT Advisors, Inc., which served as the advisor to UMT from 2000 through July 31, 2006, and since 1996, he has been Chairman of Mortgage Trust Advisors, Inc., which served as the advisor to UMT from 1996 to 2000. Subsequent to the completion of the terms of their advisory agreements with UMT, neither UMT Advisors, Inc. nor Mortgage Trust Advisors, Inc. has been engaged in providing advisory services. Mr. Etter has overseen the growth of UMT from its inception in 1997 to over $150 million in capital. Since 1998, Mr. Etter has been a 50% owner of and has served as a director of Capital Reserve Corp. Since 2002, he has served as an owner and director of Ready America Funding Corp. Both Capital Reserve Corp. and Ready America Funding Corp. are Texas corporations that originate, sell and service mortgage loans for the purchase, renovation and construction of single-family homes. In 1992, Mr. Etter formed, and since that date has served as President of, South Central Mortgage, Inc. (“SCMI”), a Dallas, Texas-based mortgage banking firm. In July 2003, Mr. Etter consolidated his business interests in Capital Reserve Corp., Ready America Funding Corp. and SCMI into UMT Holdings. From 1980 through 1987, Mr. Etter served as a Principal of South Central Securities, an NASD member firm. In 1985, he formed South Central Financial Group, Inc., a Dallas, Texas-based investment banking firm, and he continues to serve as its President; however, since 1992, South Central Financial Group, Inc. has not actively engaged in investment banking activities. From 1974 through 1981, he was Vice President of Crawford, Etter and Associates, a residential development, marketing, finance and construction company. Mr. Etter serves as a member of the Advisory Board of Community Trust Bank, Plano, Texas. Mr. Etter received a Bachelor of Arts degree from Michigan State University in 1972.

Hollis M. Greenlaw. Mr. Greenlaw has served as President and Chief Executive Officer of our general partner since March 2003.  He also has served as a partner, Vice-Chairman and Chief Executive Officer of UMT Holdings, and as President, Chief Executive Officer and a director of UMT Services since March 2003. Mr. Greenlaw also serves as Chief Executive Officer and Chairman of the Board of Trustees for UDF IV.  From March 2003 through December 2009, Mr. Greenlaw directed the funding of over approximately $385 million in loans and land banking transactions and over $60 million of equity investments for UDF I, UDF II and UDF LOF.  During that same period, UDF I, UDF II and UDF LOF received over approximately $253 million in loan repayments and over $22 million in equity investment distributions. Since May 1997, Mr. Greenlaw has been a partner of The Hartnett Group, Ltd., a closely-held private investment company managing over $40 million in assets. The Hartnett Group, Ltd. and its affiliated companies engage in securities and futures trading; acquire, develop, and sell real estate, including single-family housing developments, commercial office buildings, retail buildings and apartment homes; own several restaurant concepts throughout the United States; and make venture capital investments. From March 1997 until June 2003, Mr. Greenlaw served as Chairman, President and CEO of a multi-family real estate development and management company owned primarily by The Hartnett Group, Ltd. and developed seven multi-family communities in Arizona, Texas and Louisiana with a portfolio value exceeding $80 million. Prior to joining The Hartnett Group, Ltd., from 1992 until 1997, Mr. Greenlaw was an attorney with the Washington, D.C. law firm of Williams & Connolly, where he practiced business and tax law. Mr. Greenlaw received a Bachelor of Arts degree from Bowdoin College in 1986, where he was a James Bowdoin Scholar and elected to Phi Beta Kappa, and received a Juris Doctorate from the Columbia University School of Law in 1990. Mr. Greenlaw is a member of the Maine, District of Columbia and Texas bars.

Michael K. Wilson. Mr. Wilson has served as President of UMT Holdings since June 2009, as Executive Vice President and Director of UMT Services since August 2005 and has been a partner of UMT Holdings since January 2007.  He previously served as President for UMTH Funding Services, L.P. (“UMTH Funding”).  Mr. Wilson is currently responsible for Sales, Marketing and Investor Relations for UMT Holdings and from August 2005 through April 2009 directed the capital raise of approximately $330 million in securities through independent FINRA-member broker-dealers. From January 2004 through July 2005, Mr. Wilson served as Senior Vice President of Marketing for UMT Holdings. From January 2003 through January 2004, Mr. Wilson served as Senior Vice President of Operations of Interelate, Inc., a marketing services business process outsourcing firm. From September 2001 to December 2002, Mr. Wilson was the sole principal of Applied Focus, LLC, an independent management consulting company that provided management consulting services to executives of private technology companies. Mr. Wilson continues to serve as a consultant for Applied Focus, LLC. From April 1998 to September 2001, Mr. Wilson served as Senior Director and Vice President of Matchlogic, the online database marketing division of Excite@Home, where he directed outsourced ad management and database marketing services for Global 500 clients including General Motors and Procter & Gamble. From July 1985 to April 1998, Mr. Wilson was employed with Electronic Data Systems in Detroit, Michigan where he led several multi-million dollar IT services engagements in the automotive industry, including GM OnStar. Mr. Wilson graduated from Oakland University in 1985 with a Bachelor of Science degree in Management Information Systems and earned a Master of Business Administration degree from Wayne State University in 1992.

Ben L. Wissink. Mr. Wissink, a partner of UMT Holdings, joined our general partner as an Asset Manager in September 2005 and subsequently became the Chief Operating Officer in March 2007.  Mr. Wissink is also the Chief Operating Officer of UMT Services.  Mr. Wissink directs the management of over approximately $224 million in loans and investments for UDF I, UDF II and UDF LOF.  From June 2003 through August 2005, Mr. Wissink served as the Controller for the Dallas/Fort Worth land division for the national homebuilding company Lennar Corporation.  During that time, Mr. Wissink also served as an analyst for the Texas region.  While at Lennar, Mr. Wissink assisted in the underwriting, execution and management of off-balance sheet transactions, including two acquisition and development funds between Lennar Corporation and UDF I.  Mr. Wissink graduated from the University of Iowa in 2003 with a Bachelor of Business Administration degree in finance.

Cara D. Obert. Ms. Obert is a partner of UMT Holdings.  Ms. Obert, a Certified Public Accountant, served as the Chief Financial Officer for UMT Holdings from March 2004 until August 2006 and served as Controller for UMT Holdings from October 2003 through March 2004. She has served as the Chief Financial Officer of our general partner since August 2006 and serves as Chief Financial Officer and Treasurer of UDF IV.  From 1996 to 2003, she was a self-employed consultant, assisting clients, including Fortune 500 companies, in creating and maintaining financial accounting systems. She served as Controller for Value-Added Communications, Inc., a Nasdaq-listed telecommunications company that provided communications systems for the hotel and prison industries. From 1990 to 1993, she was employed with Arthur Andersen LLP, an international accounting and consulting firm. She graduated from Texas Tech University in 1990 with a Bachelor of Business Administration degree in accounting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Partnership to file with the Securities and Exchange Commission, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of limited partnership units of the Partnership.  These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation.  Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the Securities and Exchange Commission.  Based upon our review of the reports furnished to us pursuant to Section 16(a) of the Exchange Act, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2009.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There are no limited partners known by us who beneficially owned more than 5% of our limited partnership units as of March 22, 2010

We do not have any officers or directors.  Our general partner owns all of the general partnership interest.   We do not maintain any equity compensation plans, and no arrangements exist that would, upon operation, result in a change in control for us.

The following table sets forth information as of December 31, 2009 regarding the beneficial ownership of our limited partnership interest and general partnership interest by each person known by us to own 5% or more of the outstanding class of partnership interest, each director of our general partner, each executive officer of our general partner, and the directors and executive officers of our general partner and our general partner, as a group.  The percentage of beneficial ownership is calculated based on 17,232,540 limited partnership units and contributions from our general partner.

Title of Class	Beneficial Owner	Limited Partnership Units Beneficially Owned	Percent Of Class
Limited partner interest	Todd F. Etter (1) (2) (3)	2,675.85	*
Limited partner interest	Hollis M. Greenlaw (1) (2) (3)	3,352.00	*
Limited partner interest	Michael K. Wilson (1) (3)	1,250.28	*
Limited partner interest	Ben L. Wissink (1) (2) (3)	-	*
Limited partner interest	Cara D. Obert (1) (2)	-	*
General partner interest	UMTH Land Development, L.P. (4)	-	100%

All directors, executive officers and the general partner as a group (6 persons)		7,278.13	*

*	Denotes less than 1%

(1)	The address of Messrs. Etter, Greenlaw, Wilson and Wissink and Ms. Obert is 1301 Municipal Way, Suite 100, Grapevine, Texas 76051.
(2)	Executive officers of UMTH Land Development, L.P., our general partner
(3)	Executive officers and/or directors of UMT Services, Inc., general partner of UMTH Land Development, L.P.
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

In connection with the Offering, our general partner received 1.5% of the gross offering proceeds (excluding proceeds from our DRIP and Secondary DRIP) for reimbursement of organization and offering expenses.  For the years ended December 31, 2009 and 2008, we had paid approximately $533,000 and $2.8 million, respectively, to our general partner pursuant to such reimbursement, and our general partner incurred on our behalf approximately $0 and $612,000, respectively, of expenses relating to the Offering for which it has not received reimbursement.

In addition, in connection with the Offering, we reimbursed our general partner up to 0.5% of the gross offering proceeds for bona fide due diligence expenses incurred by unaffiliated selling group members and paid by us through our general partner (except that no such due diligence expenses shall be paid with respect to sales under our DRIP and Secondary DRIP).  For the years ended December 31, 2009 and 2008, approximately $178,000 and $930,000, respectively, was paid to our general partner for reimbursement of bona fide due diligence expenses incurred by unaffiliated selling group members.  Our general partner or its affiliates determine the amount of expenses owed for organization and offering expenses and bona fide due diligence expenses.

In connection with the Offering, we paid wholesaling fees of up to 1.2% of our gross offering proceeds (excluding proceeds from sales under our DRIP and Secondary DRIP) to IMS Securities, Inc., an unaffiliated third party.  From such amount, IMS Securities, Inc. re-allowed up to 1% of our gross offering proceeds to wholesalers that were employed by an affiliate of our general partner.  We reimbursed our general partner for such wholesaling fees paid by our general partner on our behalf.  Approximately $127,000 and $257,000 were paid to our general partner for the years ended December 31, 2009 and 2008, respectively, in respect of such wholesaling fees.

In connection with the Offering, UMTH Funding received 0.8% of the gross offering proceeds (excluding proceeds from sales under our DRIP and Secondary DRIP) as a marketing support fee for marketing and promotional services provided to selling group members.  For the years ended December 31, 2009 and 2008, approximately $360,000 and $2.3 million, respectively, was paid pursuant to such marketing support fee.

Our general partner also is paid 3% of the net amount available for investment in mortgages for fees and expenses associated with the selection and origination of mortgages, including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us. For the years ended December 31, 2009 and 2008, Land Development was paid approximately $1.3 million and $5.1 million, respectively, for acquisition and origination expenses.

Our general partner currently receives a promotional interest equal to 10% of cash available for distribution prior to the return to the limited partners of all of their capital contributions plus an 8% annual cumulative (non-compounded) return on their net capital contributions.  For the years ended December 31, 2009 and 2008, our general partner was paid approximately $3.5 million and $1.8 million, respectively, for its unsubordinated promotional interest.  After the limited partners receive a return of their net capital contributions and an 8% annual cumulative (non-compounded) return on their net capital contributions, the general partner will receive a subordinated promotional interest of 15% of remaining cash available for distribution (including net proceeds from a capital transaction or pro rata portion thereof).

Our general partner receives a carried interest, which is an equity interest in UDF III to participate in all distributions, other than distributions attributable to our general partner’s promotional interest of cash available for distribution and net proceeds from a capital transaction.  If our general partner enters into commitments to investments in mortgages in excess of 82% of the gross offering proceeds, our general partner will be entitled to a carried interest equal to (a) 1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross offering proceeds (or if commitments to investments in mortgages are above 82% but no more than 84.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 82%), (b) 1% for the next 2% of additional commitments to investments in mortgages above 84.5% of the gross offering proceeds (or if commitments to investments in mortgages are above 84.5% but no more than 86.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 84.5%) and (c) 1% for each additional 1% of additional commitments to investments in mortgages above 86.5% of the gross offering proceeds (or a fractional percentage equal to the fractional amount of any 1% of additional commitments to investments in mortgages).  For the years ended December 31, 2009 and 2008, our general partner was paid approximately $516,000 and $267,000, respectively, for its carried interest.

For services rendered in connection with the servicing of our loans, we pay a monthly mortgage servicing fee to our general partner equal to one-twelfth of 0.25% of our aggregate outstanding development mortgage notes receivable balance as of the last day of the month.  As of December 31, 2009 and 2008, Land Development was paid approximately $715,000 and $414,000, respectively, in mortgage servicing fees.

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

In January 2007, we originated a secured promissory note to OU Land Acquisition II, L.P., a Texas limited partnership of which UDF I has a 50% partner interest, in the principal amount of approximately $1.6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bore interest at a rate of 15% per annum, was collateralized by a second lien deed of trust on approximately 101 acres of land located in Texas and was payable on June 14, 2010.  In July 2009, this note was paid in full.  As of December 31, 2009 and 2008, we had recognized approximately $150,000 and $246,000, respectively, of interest income – related party related to this note.

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6.4 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and is payable on September 4, 2010.  As of December 31, 2009 and 2008, we had recognized approximately $795,000 and $699,000, respectively, of interest income – related party related to this note, of which approximately $271,000 and $42,000 is included in accrued interest receivable – related party as of December 31, 2009 and 2008, respectively.

In November 2007, we originated a secured promissory note to United Development Funding X, L.P. (“UDF X”) a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In August 2008, we amended this revolving credit facility to reduce the commitment amount to $25 million.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2012. As of December 31, 2009 and 2008, we had recognized approximately $2.9 million and $2.4 million, respectively, of interest income – related party related to this note, of which approximately $81,000 is included in accrued interest receivable – related party as of December 31, 2008.  There was no balance in accrued interest receivable – related party associated with this note as of December 31, 2009.

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 12% per annum, is collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas and is payable on December 28, 2010.  In December 2008, UDF Northpointe, LLC was purchased by an unrelated third party, who thus assumed the secured promissory note.  For the year ended December 31, 2008, we had recognized approximately $629,000 of interest income – related party related to this note.  In May 2009, UDF Northpointe, LLC, then owned by an unrelated third party, assigned its obligations associated with its promissory note and its interests in the collateral by special warranty deed to UDF Northpointe II, LP (“Northpointe II”), a subsidiary of UDF I.  Concurrent with this assignment, UDF Northpointe, LLC entered into a contract for deed with Northpointe II whereby UDF Northpointe, LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to UDF Northpointe, LLC.  For the year ended December 31, 2009, we had recognized approximately $615,000 of interest income – related party related to this note.  No amount is included in accrued interest receivable – related party as of December 31, 2009.

In May 2008, a secured promissory note originated in March 2007 to Buffington JV Fund II, Ltd. (“Buff JV”), a Texas limited partnership of which UDF I has a 50% partner interest, in the principal amount of approximately $5.3 million was paid in full.  In connection with the origination therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bore an interest rate of 13% per annum and was to be payable on June 30, 2009, was collateralized by a pledge of the 1% ownership interests from Buffington JV Fund Management, LLC, a Texas limited liability company and the general partner of Buff JV, and a pledge of the 49% ownership interests from Buffington Asset Group, Ltd., a Texas limited partnership and a limited partner of Buff JV.  As of December 31, 2008, we had recognized approximately $473,000 of interest income – related party related to this note.  No interest income – related party related to this note was recognized for the year ended December 31, 2009.

In August 2008, we originated a secured revolving line of credit to UDF LOF in the principal amount of up to $25 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”).  Land Development is the asset manager for, and an affiliate of, UDF LOF.  The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a lien of all of UDF LOF’s existing and future acquired assets and is payable on August 20, 2011.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the UDF LOF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  As of December 31, 2009 and 2008, we had recognized approximately $1.5 million and $178,000, respectively, of interest income – related party related to this note, of which approximately $7,000 is included in accrued interest receivable – related party as of December 31, 2008.  There was no balance in interest receivable – related party associated with this note as of December 31, 2009.

In August 2008, we originated a secured promissory note with Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), in the principal amount of $2.5 million.  Land Development has a minority partner interest in Buffington Capital.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Capital note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Capital.  Buffington Capital’s payment and performance is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and is payable on August 12, 2010.  As of December 31, 2009 and 2008, we had recognized approximately $127,000 and $104,000, respectively, of interest income – related party related to this note, of which approximately $5,000 and $40,000, respectively, is included in accrued interest receivable – related party as of December 31, 2009 and 2008.

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2 million.  Land Development has a minority partner interest in Buffington Classic.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Classic note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic.  Buffington Classic’s payment and performance is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and is payable on August 21, 2010.  As of December 31, 2009 and 2008, we had recognized approximately $85,000 and $29,000, respectively, of interest income – related party related to this note, of which approximately $4,000 and $5,000, respectively, is included in accrued interest receivable – related party as of December 31, 2009 and 2008.

In August 2008, we originated a secured line of credit to UDF I in the principal amount of up to $45 million pursuant to a Secured Line of Credit Promissory Note (the “UDF Note”).  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the UDF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  We agreed in principal to subordinate the UDF Note to a loan from UDF I’s senior lender.  We entered into an intercreditor agreement with UMT, another lender that has made a $45 million line of credit loan to UDF I.  The UMT and UDF III liens on all of UDF I’s assets, which secure the UDF Note, and the priority of payment from UDF I to UMT and UDF III, respectively, are of equal rank and priority.  The UMT loan is subordinate to the loan from UDF I’s senior lender.  The UDF Note, which bears interest at 14% per annum, is collateralized by a lien against all of UDF I’s existing and future acquired assets, including the loans and investments owned by UDF I, pursuant to a security agreement executed by UDF I in favor of the Partnership (the “UDF Security Agreement”) and is payable on December 31, 2009.  As of December 31, 2008, we had recognized approximately $13,000 of interest income – related party related to this note.  The UDF Note was terminated effective September 19, 2008 in order to allow us to enter into the Economic Interest Participation Agreement discussed below.

In September 2008, we originated an additional secured promissory note with Buffington Classic in the principal amount of approximately $290,000.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Classic note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  We provided a letter of credit on behalf of Buffington Classic in the amount of approximately $290,000.  If the letter of credit is drawn upon, then an amount equal to the drawn amount will be automatically advanced under the secured promissory note.   The secured note bears interest at 14% per annum and represents a 12-month note period with two 12-month renewal options.  As of December 31, 2009, no amount had been drawn upon this note; thus, no interest income – related party had been recognized during 2009 or 2008.

In September 2008, we entered into an Economic Interest Participation Agreement with UMT pursuant to which UDF III purchased (i) an economic interest in a $45 million revolving credit facility (the “UMT Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”).  The UMT Loan was subsequently amended to $60 million as evidenced by a Third Amended and Restated Secured Line of Credit Promissory Note dated as of August 17, 2009 (the “UMT Note”).  The UMT Loan matures on December 31, 2010 as evidenced by the Loan Extension Agreement and First Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated December 31, 2009.  The UMT Loan is secured by a security interest in the assets of UDF I including UDF I’s land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF I in favor of UMT (the “Security Agreement”).

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

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and us will participate in the control and management of the UMT Loan.  Pursuant to the Loan Extension Agreement and First Amendment to Third Amended and Restated Secured Line of Credit Promissory Note, the UMT Note matures on December 31, 2010.  The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  The UMT Loan interest rate is the lower of 14% or the highest rate allowed by law.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I.  During 2009 and 2008, we had recognized approximately $6.5 million and $1.2 million, respectively, of interest income – related party related to this note, of which approximately $1.9 million and $508,000, respectively, is included in accrued interest receivable – related party.

The UMT Loan is subordinate to UDF I’s senior debt, which includes a line of credit (the “Textron Loan Agreement”) provided by Textron Financial Corporation (“Textron”) in the amount of $30 million, and all other indebtedness of UDF I to any national or state chartered banking association or other institutional lender that is approved by UMT in writing.  As of December 31, 2009 and 2008, approximately $55 million and $39 million, respectively, of the Economic Interest Participation Agreement is included in participation interest – related party.

On June 14, 2009, the Textron Loan Agreement matured and became due and payable in full.   The Textron Loan Agreement is in default and as of December 31, 2009, the outstanding balance owing to Textron under the Textron Loan Agreement is approximately $26.2 million.  Effective August 15, 2009, Textron and UDF I entered into a Forbearance Agreement pursuant to which Textron agreed to forbear in exercising its rights and remedies under the Textron Loan Agreement until November 15, 2009, which forbearance date was extended to February 28, 2010 pursuant to an amendment to the Forbearance Agreement dated effective November 15, 2009. Pursuant to a second amendment to the Forbearance Agreement, effective March 1, 2010, the forbearance period has been extended to June 30, 2010; provided, that the forbearance period will end earlier if UDF I defaults under the Forbearance Agreement.  The interest rate payable on the loan is 7.5% as of December 31, 2009.  In consideration of Textron entering into the Forbearance Agreement and extending the forbearance period, UDF I agreed to pay Textron a forbearance fee in the amount of $284,480 and an amendment fee in the amount of $259,000.   Textron has publicly announced that it is exiting its commercial financing business through a combination of orderly liquidation and selected sales which are expected to be substantially complete over the next two to three years. We understand that UDF I intends to continue to make payments on the loan and management does not believe that the repayment of the Textron debt will have a material adverse effect on UDF III’s participation in the UMT subordinate loan to UDF I.

Effective December 2008, the Partnership modified a secured promissory note in the principal amount of approximately $8.1 million that it had originated with UDF I in December 2006 in the principal amount of approximately $6.9 million.  In connection with the origination of the promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF I’s obligations under the note are secured by a first lien deed of trust filed on 190 undeveloped, entitled single-family home lots located in Thornton, Colorado.  The note bears interest at a base rate equal to 12% per annum and interest payments are due monthly.  The note matures on June 30, 2009.  As of December 31, 2009 and 2008, UDF III had recognized $1.1 million and $890,000, respectively, of interest income – related party related to this note.   No amount is included in accrued interest receivable – related party as of December 31, 2009 or 2008.

In February 2009, we deposited $1.5 million into the Deposit Account with LegacyTexas for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending Company.  We provided LegacyTexas a security interest in the Deposit Account as further collateral for the UMTH Lending Loan obtained by UMTH Lending from LegacyTexas.  In consideration for providing the Deposit Account as collateral for the UMTH Lending Loan, UMTH Lending agreed to pay us a fee equal to 3% per annum of the amount outstanding in the Deposit Account, paid in 12 monthly installments per year for each year that the Deposit Account secures the Loan.  This Deposit Account is included as restricted cash on our balance sheet.  For the year ended December 31, 2009, approximately $38,000 is included in credit enhancement fees – related party income account.

In July 2009, we originated a secured promissory note to OU Land Acquisitions, LP (“OU Land”), a Texas limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of approximately $2.0 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a first lien on 56 acres of land located in Houston, Texas and is payable on June 14, 2010.  For the year ended December 31, 2009, we had recognized approximately $158,000 of interest income – related party related to this note.

In August 2009, we entered into the TCB Guarantee for the benefit of UMT Home Finance, or its permitted successors and assigns, by which we guaranteed the repayment of up to $5 million owed to Texas Capital Bank with respect to that certain promissory note between UMT Home Finance and Texas Capital Bank.  UMT Home Finance is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection with the TCB Guarantee, we entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay us annually, in advance, an amount equal to 1.0% of our maximum exposure under the TCB Guarantee (i.e., $50,000 per annum).  For the year ended December 31, 2009, $50,000 is included in credit enhancement fees – related party income account.

In September 2009, we entered into the $15 million Brockhoeft Credit Facility with Wesley J. Brockhoeft.  In conjunction with the Brockhoeft Credit Facility, we paid UMTH Funding a debt placement fee equal to 1% ($150,000) of the Brockhoeft Credit Facility.  Approximately $104,000 is included in other assets on our balance sheet as of December 31, 2009, representing the unamortized portion of this debt placement fee.

An affiliate of Land Development serves as the advisor to UMT and UDF IV.  Land Development serves as the asset manager of UDF I. and UDF IV.

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

Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees for professional audit services rendered by Whitley Penn LLP for the audit of our annual financial statements for the years ended December 31, 2009 and 2008 and fees billed for other services rendered by our independent public registered accounting firm during that period:

	2009	2008
Audit Fees (1)	$161,000	$133,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	$45,000	23,000
All Other Fees	-	-
Total Fees	$206,000	$156,000

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

United Development Funding III, L.P.

March 31, 2010	By: /s/ Hollis M. Greenlaw

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

March 31, 2010	By: /s/ Hollis M. Greenlaw

Hollis M. Greenlaw

President and Chief Executive Officer of UMTH Land Development, L.P., sole general partner of the Registrant and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.

(Principal Executive Officer)

March 31, 2010	By: /s/ Cara D. Obert

Cara D. Obert

Chief Financial Officer of UMTH Land Development, L.P., sole general partner of the Registrant

(Principal Financial Officer and Principal Accounting Officer)

March 31, 2010	By: /s/ Theodore F. Etter

Theodore F. Etter

Chairman of the Board of UMT Services, Inc., sole general partner of UMTH Land Development, L.P., sole general partner of the Registrant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
United Development Funding III, L.P.

We have audited the accompanying balance sheets of United Development Funding III, L.P. (the “Partnership”) as of December 31, 2009 and 2008 and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2009, 2008 and 2007.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Development Funding III, L.P. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
March 31, 2010

UNITED DEVELOPMENT FUNDING III, L.P.
BALANCE SHEETS

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$5,563,407	$15,505,910
Restricted cash	2,220,339	1,205,190
Accrued interest receivable	7,812,935	2,301,525
Accrued interest receivable – related party	2,168,201	683,529
Mortgage notes receivable, net	202,437,145	169,825,653
Mortgage notes receivable – related party, net	51,973,747	43,311,599
Participation interest – related party	54,726,000	39,259,006
Deferred offering costs	-	612,292
Other assets	375,376	16,708

Total assets	$327,277,150	$272,721,412

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$127,396	$-
Accrued liabilities	103,156	416,961
Accrued liabilities – related party	3,003,890	3,346,306
Escrow payable	-	517,190
Line-of-credit	15,000,000	-

Total liabilities	18,234,442	4,280,457

Commitments and contingencies

Partners’ Capital:
Limited partners’ capital: 22,500,000 units authorized; 17,232,540 units issued and outstanding at December 31, 2009 and 15,019,292 units issued and outstanding at December 31, 2008	308,995,330	268,179,990
General partner’s capital	47,378	260,965

Total partners’ capital	309,042,708	268,440,955

Total liabilities and partners’ capital	$327,277,150	$272,721,412

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007

Revenues:
Interest income	$27,720,954	$17,121,079	$5,978,954
Interest income – related party	13,858,014	6,807,211	1,791,296
Credit enhancement fees – related party	88,096	-	595,587
Mortgage and transaction service revenues	2,328,483	1,877,748	705,478
Total revenues	43,995,547	25,806,038	9,071,315

Expenses:
Interest expense	410,959	1,500	256,495
Loan loss reserve expense	3,420,277	239,819	77,702
General and administrative	3,443,729	3,976,429	1,511,823
Total expenses	7,274,965	4,217,748	1,846,020

Net income	$36,720,582	$21,588,290	$7,225,295

Earnings allocated to limited partners	$32,908,856	$19,347,360	$6,475,262

Earnings per limited partnership unit,basic and diluted	$1.96	$1.94	$2.25

Weighted average limited partnership units outstanding	16,753,229	9,961,083	2,875,815

Distributions per weighted average limited partnership units outstanding	$1.92	$1.82	$1.70

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

For the Years Ended December 31, 2009, 2008 and 2007

	General Partner's Capital	Limited Partners' Units	Limited Partners' Capital	Total Partners' Capital

Balance at December 31, 2006	$18,748	661,191	$11,879,843	$11,898,591

Contributions, net of offering costs of $11,441,818	-	4,770,226	83,962,948	83,962,948

Distributions	(661,835)	-	(4,897,445)	(5,559,280)

Distribution reinvestment	-	77,899	1,557,982	1,557,982

Net income	750,033	-	6,475,262	7,225,295

Balance at December 31, 2007	106,946	5,509,316	98,978,590	99,085,536

Contributions, net of offering costs of $22,364,347	-	9,309,555	163,947,885	163,947,885

Distributions	(2,086,911)	-	(18,102,253)	(20,189,164)

Distribution reinvestment	-	336,046	6,720,917	6,720,917

Redemption of limited partners’ interest	-	(135,625)	(2,712,509)	(2,712,509)

Net income	2,240,930	-	19,347,360	21,588,290

Balance at December 31, 2008	260,965	15,019,292	268,179,990	268,440,955

Contributions, net of offering costs of $4,280,361	-	1,760,737	31,094,254	31,094,254

Distributions	(4,025,313)	-	(32,238,009)	(36,263,322)

Distribution reinvestment	-	611,056	12,221,121	12,221,121

Redemption of limited partners’ interest	-	(158,544)	(3,170,882)	(3,170,882)

Net income	3,811,726	-	32,908,856	36,720,582

Balance at December 31, 2009	$47,378	17,232,540	$308,995,330	$309,042,708

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
Operating Activities
Net income	$36,720,582	$21,588,290	$7,225,295
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,420,277	239,819	77,702
Amortization	164,247	56,323	59,801
Changes in operating assets and liabilities:
Accrued interest receivable	(5,511,410)	(1,864,201)	(437,324)
Accrued interest receivable – related party	(1,484,672)	(6,813)	(670,475)
Other assets	(522,915)	(1,999)	36,751
Accounts payable	127,396	(37,253)	34,840
Accrued liabilities	(313,805)	330,293	19,741
Net cash provided by operating activities	32,599,700	20,304,459	6,346,331

Investing Activities
Investments in mortgage notes receivable	(72,617,671)	(149,299,275)	(88,386,449)
Investments in mortgage notes receivable – related party	(38,542,141)	(65,094,176)	(26,360,001)
Investments in participation interest – related party	(15,466,994)	(39,343,407)	-
Receipts from mortgage notes receivable	29,466,426	62,547,885	22,871,925
Receipts from mortgage notes receivable – related party	36,999,469	38,518,252	9,497,139
Receipts from participation interest – related party	-	84,401	-
Net cash used in investing activities	(60,160,911)	(152,586,320)	(82,377,386)

Financing Activities
Net proceeds from (payments on) line-of-credit	15,000,000	(2,325,028)	(4,111,374)
Limited partner contributions	35,374,615	186,312,232	95,404,766
Limited partner distributions	(32,238,009)	(18,102,253)	(4,897,445)
Limited partner distribution reinvestment	12,221,121	6,720,917	1,557,982
Limited partner redemptions	(3,170,882)	(2,712,509)	-
General partner distributions	(4,025,313)	(2,086,911)	(661,835)
Escrow payable	(517,190)	(147,984)	76,658
Restricted cash	(1,015,149)	(540,016)	(76,658)
Payments of offering costs	(4,280,361)	(22,364,347)	(11,441,818)
Deferred offering costs	612,292	1,993,496	(558,655)
Accrued liabilities – related party	(342,416)	453,532	653,969
Net cash provided by financing activities	17,618,708	147,201,129	75,945,590

Net increase (decrease) in cash and cash equivalents	(9,942,503)	14,919,268	(85,465)
Cash and cash equivalents at beginning of period	15,505,910	586,642	672,107
Cash and cash equivalents at end of period	$5,563,407	$15,505,910	$586,642

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$283,562	$-	$258,067
See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

Our general partner is UMTH Land Development, L.P. (“Land Development”), a Delaware limited partnership  that is responsible for our overall management, conduct, and operation.  Our general partner has authority to act on our behalf in all matters respecting us, our business and our property.  Our limited partners shall take no part in the management of our business or transact any business for us and shall have no power to sign for or bind us; provided, however, that the limited partners, by a majority vote and without the concurrence of the general partner, have the right to: (a) amend the Agreement of Limited Partnership, as amended (the “Partnership Agreement”), governing the Partnership, (b) dissolve the Partnership, (c) remove the general partner or any successor general partner, (d) elect a new general partner, and (e) approve or disapprove a transaction entailing the sale of all or substantially all of the real properties acquired by the Partnership.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At December 31, 2009 and 2008, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes monies held in escrow with respect to subscriptions for limited partnership units as well as deposits associated with certain guarantees.

Mortgage Notes Receivable and Mortgage Notes Receivable – Related Party

Mortgage notes receivable and mortgage notes receivable – related party are recorded at the lower of cost or estimated net realizable value.  The mortgage investments are collateralized by land and related improvements to residential property owned by the borrowers and/or ownership interests of the borrower.  Currently, mortgage notes receivable have terms ranging from five to 51 months.  None of such mortgages are insured or guaranteed by a federally owned or guaranteed mortgage agency.  We originate and/or acquire all mortgage notes receivable and intend to hold the mortgage notes receivable for the life of the notes.

Participation Interest – Related Party

Participation interest – related party represents an Economic Interest Participation Agreement with United Mortgage Trust (“UMT”), a real estate investment trust organized under the laws of the sate of Maryland, pursuant to which we purchased (i) an economic interest in a $60 million revolving credit facility from UMT to United Development Funding (“UDF I”), a Delaware limited partnership, and (ii) a purchase option to acquire a full ownership participation interest in the revolving credit facility from UMT to UDF I.  See Note K, “Related Party Transactions” for further details.

Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable, mortgage notes receivable – related party and profit participation – related party.  We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses.  We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses.  Additionally, we charge additions to the allowance for loan losses for income suspended in the current period (see “Summary of Significant Accounting Policies - Revenue Recognition” for further explanation). Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  The following table summarizes the changes in the reserve for loan losses during the years ended December 31, 2009 and 2008:

	2009	2008
Balance, beginning of year	$317,500	$77,700
Provision for loan losses	3,420,300	239,800
Interest income suspended	122,500	-
Balance, end of year	$3,860,300	$317,500

Revenue Recognition

Interest income on mortgage investments (including related party transactions) is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of December 31, 2009, we were suspending income recognition in the amount of $122,500 on one mortgage note receivable in the amount of approximately $800,000.  As of December 31, 2008, we were accruing interest on all mortgage notes receivable.

Credit enhancement fee – related party income is generated by a 3% fee (the “UMTH Lending Fee”) charged to UMTH Lending, LP, a Delaware limited partnership (“UMTH Lending”) in conjunction with a deposit account the Partnership has established at LegacyTexas Bank in February 2009 on behalf of UMTH Lending for the purpose of providing additional collateral for a loan obtained by UMTH Lending from LegacyTexas Bank.  The 3% fee is charged annually as long as the deposit account remains outstanding.   Additionally, in August 2009, the Partnership guaranteed the repayment of up to $5 million owed to Texas Capital Bank, National Association (“Texas Capital Bank”) with respect to that certain promissory note between UMT Home Finance, LP, a Delaware limited partnership (“UMT Home Finance”) and subsidiary of UMT, and Texas Capital Bank (the “TCB Guarantee”).  In connection with the TCB Guarantee, the Partnership entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay the Partnership annually, in advance, an amount equal to 1.0% of the maximum exposure of the Partnership under the TCB Guarantee (the “UMT Home Finance Fee”). The Partnership recognized approximately $38,000 and $50,000 in credit enhancement fee – related party income associated with the UMTH Lending Fee and the UMT Home Finance Fee, respectively, for the year ended December 31, 2009.  See Note I “Commitments and Contingencies” for further discussion.

We generate mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with Federal Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables-Nonrefundable Fees and Other Costs, we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes.  The Partnership also expenses a 3% acquisition and origination fee (“placement fee”) paid to the general partner to provide for processing and origination costs associated with mortgage notes receivable or profit participation interest held by the Partnership on a straight-line basis over the expected life of such notes.  As of December 31, 2009 and 2008, approximately $3.7 million and $2.5 million, respectively, of such net deferred fees have been offset against mortgage notes receivable. Approximately $500,000 and $188,000 of net deferred fees have been offset against mortgage notes receivable – related party as of December 31, 2009 and 2008, respectively.  As of December 31, 2009 and 2008, approximately $1.0 million and $937,000, respectively, of net deferred fees have been offset against profit participation – related party, which was entered into in September 2008.  See Note K, “Related Party Transactions” for further details.

Organization Costs and Offering Costs

In accordance with FASB ASC 720-15, Other Expenses-Start Up Costs, the Partnership expenses organization costs as incurred.  Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt.  Offering costs related to raising capital from equity will be offset as a reduction of capital raised in partners’ capital.  Certain offering costs are currently being paid by the general partner. As noted in Note K, these costs will be reimbursed to our general partner by the Partnership.

Cash Flow Distributions

Cash available for distributions represents the funds received by the Partnership from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by the Partnership to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest (see Note G) from the cash available for distributions.  Monthly distributions are currently paid to the limited partners at a 9.75% annualized return on a pro rata basis based on the number of days the limited partner has been invested in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general partner and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to the general partner and limited partners.  It is the intent of management to monitor and distribute any surplus on an annual basis.  As of December 31, 2009 and 2008, a deficit of retained earnings of $5.4 million and $2.2 million, respectively, is included in the limited partners’ capital account.  The chart below summarizes the approximate amount of distributions to our general partner and limited partners and the retained earnings deficit as of December 31, 2009 and 2008:

	As of December 31,
	2009		2008
General Partner	$6,789,000		$2,764,000
Limited Partners	55,337,000	(1)	23,099,000	(2)
Retained Earnings Reserve	844,000		600,000
Retained Earnings Deficit	(5,413,000)		(2,168,000)

(1)  approximately $34.8 million paid in cash and approximately $20.5 million reinvested in 1,026,716 units of limited partnership interest under the DRIP and Secondary DRIP.

(2)  approximately $14.8 million paid in cash and approximately $8.3 million reinvested in 415,660 units of limited partnership interest under the DRIP.

Income Taxes

The Partnership is organized as a limited partnership for federal income tax purposes.  As a result, income or losses are taxable or deductible to the partners rather than at the partnership level; accordingly, no provision has been made for federal income taxes in the accompanying financial statements.  The chart below provides a reconciliation of our GAAP net income to our taxable income for the years ended December 31, 2009 and 2008.

	2009		2008
GAAP Net Income	$36,720,582		$21,588,290
Temporary differences	$4,260,832	(1)(2)	518,481	(1)
Taxable income	$40,981,414	(2)	$22,106,771

(1)        Consists primarily of revenues amortized for GAAP purposes but recognized immediately for tax purposes as well as loan loss reserves recorded for GAAP purposes, but not recognized for tax purposes until losses actually incurred.

(2)        Amounts represent estimates, as taxable income for 2009 has not yet been determined.

Fair Value of Financial Instruments

In accordance with the reporting requirements of FASB ASC 825-10, Financial Instruments-Fair Value, we calculate the fair value of our assets and liabilities which qualify as financial instruments under this statement and include this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of cash equivalents, restricted cash, accrued interest receivable, accounts payable, accrued liabilities, and line-of-credit approximates the carrying amounts due to the relatively short maturity of these instruments.  The estimated fair value of mortgage notes receivable approximates the carrying amount since they bear interest at the market rate.

Impact of Recently Issued Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”), currently within the scope of ASC 825-10. The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. The Partnership’s adoption of this guidance has not had a material impact on the Partnership’s results of operations or financial condition.

In December 2007, the FASB SFAS 141 (revised 2007) “Business Combinations,” currently within the scope of ASC 805-10. ASC 805-10 modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. In addition, it establishes new accounting and reporting standards for non-controlling interests in subsidiaries.  The Partnership’s adoption of this guidance on January 1, 2009 has not had a material impact on the Partnership’s financial condition or results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” currently within the scope of ASC 820-10. The effective date of ASC 820-10 for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), was delayed until the beginning of the first quarter 2009. Application of ASC 820-10 did not have a material impact on the Partnership’s results of operations and financial condition upon adoption on January 1, 2009.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active, currently within the scope of ASC 820-10.  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of this guidance has not had a material impact on the Partnership’s financial position or results of operations.

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

C.  Registration Statement

On May 15, 2006, the Offering was declared effective under the Securities Act of 1933, as amended.  The Offering, at the time of such effectiveness, covered up to 12,500,000 units of limited partnership interest at a price of $20 per unit and up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per unit.  We had the right to reallocate the units of limited partnership interest we were offering between the primary offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units being offered such that 16,250,000 units were offered pursuant to the primary offering and 1,250,000 units were offered pursuant to the DRIP.  Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on March 6, 2009, we further reallocated the units being offered to be 16,500,000 units offered pursuant to the primary offering and 1,000,000 units offered pursuant to the DRIP.  The aggregate offering price for the units was $350 million. The primary offering component of the Offering was terminated on April 23, 2009.  We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

On June 9, 2009, we held a Special Meeting of our limited partners as of April 13, 2009, at which our limited partners approved three proposals to amend certain provisions of our Partnership Agreement for the purpose of making available additional units of limited partnership interest for sale pursuant to an Amended and Restated Distribution Reinvestment Plan (“Secondary DRIP”).  On June 12, 2009, we registered 5,000,000 additional units to be offered pursuant to our Secondary DRIP for $20 per unit in a Registration Statement on Form S-3 (File No. 333-159939).  As such, we ceased offering units under the DRIP portion of the Offering as of July 21, 2009 and concurrently commenced our current offering of units pursuant to the Secondary DRIP.  The aggregate offering price for the units being offered pursuant to the Secondary DRIP is $100,000,000.  The Secondary DRIP will be available until we sell all $100,000,000 worth of units being offered; provided, however, that our general partner may terminate the offering of units pursuant to the Secondary DRIP at any earlier time.

On July 3, 2006, our initial public subscribers were accepted as limited partners and the subscription proceeds from such initial public subscribers were released to us.  As of December 31, 2009, we had issued an aggregate of 17,232,540 units of limited partnership interest in the Offering, DRIP and the Secondary DRIP, consisting of 16,499,994 units that have been issued in accordance with the Offering to our limited partners in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Offering), 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 310,456 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $6.2 million, minus 294,170 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $5.9 million.  As of December 31, 2008, we had issued an aggregate of 15,019,292 units of limited partnership interest in the Offering, consisting of 14,739,257 units that had been issued to our limited partners in exchange for gross proceeds of approximately $294.9 million (approximately $259.6 million, net of costs associated with the Offering) and another 415,660 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $8.3 million, minus 135,625 units of limited partnership interest that had been repurchased pursuant to our unit redemption program for approximately $2.7 million.

D.  Line-of-Credit

On December 29, 2008, a revolving credit facility (the “Revolving Credit Facility”) that we had entered into in December 2006, with Premier Bank, a Missouri banking association d/b/a Premier Bank of Texas, which permitted us to borrow up to an aggregate outstanding principal amount of $10 million, was terminated.  The terminated Revolving Credit Facility was secured by a first priority lien upon all of our existing and future acquired assets.  In consideration for the origination of the terminated Revolving Credit Facility, we paid an origination fee in the amount of approximately $113,000, which was amortized over the two-year term of the terminated Revolving Credit Facility.  The annual interest rate on the terminated Revolving Credit Facility was equal to the prime rate of interest as quoted in the Wall Street Journal (3.25% at December 29, 2008).

No balance was outstanding at the time of termination of the Revolving credit facility.  Interest expense related to the terminated Revolving Credit Facility was approximately $1,500 for the year ended December 31, 2008.

On September 21, 2009, the Partnership entered into a Loan and Security Agreement (the “Loan Agreement”) with Wesley J. Brockhoeft (the “Lender”) pursuant to which the Lender has provided the Partnership with a revolving credit facility in the maximum principal amount of $15 million (the “Brockhoeft Credit Facility”). The interest rate on the Brockhoeft Credit Facility is equal to 10% per annum.  Accrued interest on the outstanding principal amount of the Brockhoeft Credit Facility is payable monthly.   The Brockhoeft Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets.  The Brockhoeft Credit Facility matures and becomes due and payable in full on September 20, 2010.  In consideration of the Lender originating the Brockhoeft Credit Facility, the Partnership paid the Lender an origination fee in the amount of $300,000.

The intent of the terminated Revolving Credit Facility and the Brockhoeft Credit facility is to utilize the credit facilities as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans.  The Partnership does not intend to use the Brockhoeft Credit Facility to provide long-term or permanent leverage on Partnership investments. Proceeds from the operations of the Partnership will be used to repay the Brockhoeft Credit Facility.  As of December 31, 2009, $15 million in principal was outstanding under the Brockhoeft Credit Facility.  Interest expense associated with the Brockhoeft Credit Facility was approximately $411,000 for the year ended December 31, 2009.

E.  Partners’ Capital

As of December 31, 2009, we had issued an aggregate of 17,232,540 units of limited partnership interest in the Offering, DRIP and the Secondary DRIP, consisting of 16,499,994 units that have been issued to our limited partners in accordance with the Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Offering), 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 310,456 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $6.2 million, less 294,170 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $5.9 million.  In addition to the monthly DRIP and Secondary DRIP distributions, we also distributed approximately $20.0 million in cash during 2009, for aggregate monthly distributions for the year ended December 31, 2009 of approximately $32.2 million.  As of December 31, 2008, we had issued an aggregate of 15,019,292 units of limited partnership interest in the Offering, consisting of 14,739,257 units that had been issued to our limited partners in exchange for gross proceeds of approximately $294.9 million (approximately $259.6 million, net of costs associated with the Offering), another 415,660 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $8.3 million, less 135,625 units of limited partnership interest that had been repurchased pursuant to our unit redemption program for approximately $2.7 million.  In addition to the monthly DRIP distributions, we also distributed approximately $11.4 million in cash during 2008, for aggregate monthly distributions for the year ended December 31, 2008 of approximately $18.1 million.  Distributions to our general partner are more fully discussed in Notes G and K.

F.  Offering Compensation

Various parties received compensation as a result of the Offering, including the general partner, affiliates of the general partner and unaffiliated selling group members.  Our primary offering component of the Offering was terminated on April 23, 2009, and the DRIP portion of the Offering was terminated on July 21, 2009.  See Note K for a description of the Offering reimbursements and compensation of the general partner and its affiliates.  Payments to unaffiliated selling group members included selling commissions (7% of gross offering proceeds, except that commissions with respect to sales under the DRIP were reduced to 1% of gross offering proceeds and no selling commissions are paid with respect to sales under the Secondary DRIP), marketing support fees (up to 1% of gross offering proceeds, except that no marketing support fees are paid with respect to sales under the DRIP and Secondary DRIP) and bona fide due diligence fees for expenses incurred in connection with the due diligence review of the Offering (not to exceed 0.5% of gross offering proceeds, except that no due diligence fees are paid with respect to sales under the DRIP and Secondary DRIP).

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

Payments to affiliates of the general partner primarily consist of reimbursements for amounts incurred by UMTH Funding Services, L.P. (“UMTH Funding”), who assists the general partner in the Partnership’s management.

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

The Partnership intends to redeem units on a quarterly basis and will not redeem in excess of 5% of the weighted average number of units outstanding during the 12-month period immediately prior to the date of redemption.  The general partner will determine from time to time whether the Partnership has sufficient excess cash from operations to repurchase units.  Generally, the cash available for redemption will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from the DRIP and Secondary DRIP.  If the funds set aside for the unit redemption program are not sufficient to accommodate all requests, at such time, if any, when sufficient funds become available, pending requests will be honored among all requesting limited partners as follows:  first, pro rata as to redemptions upon the death or disability of a limited partner; next, pro rata as to limited partners who demonstrate, in the discretion of the general partner, another involuntary exigent circumstance, such as bankruptcy; and, finally, pro rata as to other redemption requests, if any, until all other requests for redemption have been met. Effective June 30, 2009, in order to conserve cash and in response to increasing requests for redemptions, we have limited our redemptions primarily to those requested as a result of death and exigent circumstances, to the extent our general partner determines there are sufficient funds to redeem units.

I.  Commitments and Contingencies

In February 2009, the Partnership deposited $1.5 million into a money market account (the “Deposit Account”) with LegacyTexas Bank for the purpose of providing collateral to LegacyTexas Bank for the benefit of UMTH Lending.  The Partnership provided LegacyTexas Bank a security interest in the Deposit Account as further collateral for a loan (the “UMTH Lending Loan”) obtained by UMTH Lending from LegacyTexas Bank.  In consideration of the Partnership providing the Deposit Account as collateral for the UMTH Lending Loan, UMTH Lending agreed to pay the Partnership a fee equal to 3% per annum of the amount outstanding in the Deposit Account, for each year that the Deposit Account secures the UMTH Lending Loan.  This Deposit Account is included as restricted cash on our balance sheet.  These fees are included in our credit enhancement fees – related party income account (see Note K for further discussion).

In August 2009, the Partnership entered into the TCB Guarantee, by which the Partnership guaranteed the repayment of up to $5 million owed to Texas Capital Bank with respect to that certain promissory note between UMT Home Finance and Texas Capital Bank.  UMT Home Finance is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection with the TCB Guarantee, the Partnership entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay the Partnership annually, in advance, an amount equal to 1.0% of the maximum exposure of the Partnership under the TCB Guarantee (i.e., $50,000 per annum).  These fees are included in our credit enhancement fees – related party income account (see Note K for further discussion).

The Partnership from time to time enters into guarantees of debtor’s borrowings and provides credit enhancements for the benefit of senior lenders in connection with the Partnership’s debtors and investments in partnerships (collectively referred to as “guarantees”), and accounts for such guarantees in accordance with FASB ASC 460-10 Guarantees.

Guarantees generally have fixed expiration dates or other termination clauses and may require payment of a fee by the debtor.  A guarantee involves, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.  The Partnership’s exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the guarantee.

As of December 31, 2009, the Partnership had 7 outstanding guarantees, including: (1) 4 limited repayment guarantees with total credit risk to the Partnership of approximately $7.4 million, of which approximately $5.9 million has been borrowed against by the debtor and (2) 3 letters of credit issued on behalf of borrowers with total credit risk to the Partnership of approximately $2.6 million, approximately $2.2 million of which has been borrowed against by the debtors.

As of December 31, 2008, the Partnership had 5 outstanding letters of credit issued on behalf of borrowers with total credit risk to the Partnership of approximately $3.4 million, approximately $2.2 million of which has been borrowed against by the debtors.

To date, the Partnership has not incurred losses from guarantees entered into, and the debt that is guaranteed is also collateralized by real estate.  The value of such real estate may or may not be sufficient to settle such obligations if liquidated.

Other than the Brockhoeft Credit Facility referenced in Note D, the Partnership has no other outstanding debt or contingent payment obligations.  There are approximately $50.9 million of commitments to be funded under the terms of mortgage notes receivable as of December 31, 2009.  Included in such amount is approximately $27.2 million of commitments for mortgage notes receivable – related party and $6.2 million for participation interest – related party.  As of December 31, 2008, there were approximately $56.4 million of commitments to be funded under the terms of mortgage notes receivable as of December 31, 2008.  Included in such amount is approximately $18.6 million of commitments for mortgage notes receivable – related party and $6.7 million for participation interest – related party.

J.  General and Administrative Expenses

General and administrative expenses of the Partnership are summarized in the following chart:

	For the Years Ended
	December 31,
Category	2009	2008	2007
Placement fees	$1,100,000	$2,500,000	$1,000,000
Service fees	700,000	400,000	100,000
Investor relations	800,000	600,000	100,000
Professional fees	400,000	300,000	200,000
Other	400,000	200,000	100,000
Total	$3,400,000	$4,000,000	$1,500,000

K.  Related Party Transactions

Our general partner and certain of its affiliates receive fees in connection with the Offering and in connection with the acquisition and management of the assets and reimbursement of costs of the Partnership.

Our general partner received 1.5% of the gross offering proceeds (excluding proceeds from the DRIP and Secondary DRIP) for reimbursement of organization and offering expenses.  The Partnership had a related party payable to Land Development of approximately $612,000 as of December 31, 2008 for organization and offering costs paid by Land Development related to the Offering.  There is no payable to Land Development outstanding as of December 31, 2009 for organization and offering costs related to the Offering.

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

The Partnership also reimbursed its general partner up to 0.5% of the gross offering proceeds for expenses related to bona fide due diligence expenses incurred by unaffiliated selling group members and paid by the Partnership through its general partner (except that no such due diligence expenses were or are paid with respect to sales under the DRIP or Secondary DRIP).

The Partnership paid wholesaling fees of up to 1.2% of the gross offering proceeds (excluding proceeds from sales under the DRIP and Secondary DRIP) to IMS Securities, Inc., an unaffiliated third party.  From such amount, IMS Securities, Inc. reallowed up to 1% of the gross offering proceeds to wholesalers that were employed by an affiliate of the general partner.  The Partnership reimbursed the general partner for such wholesaling fees paid on behalf of the Partnership.

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

UMTH Funding received 0.8% of the gross offering proceeds (excluding proceeds from sales under our DRIP and Secondary DRIP) as a marketing support fee for marketing and promotional services provided to selling group members.  UMTH Funding also is reimbursed for operating expenses incurred in assisting the general partner in the Partnership’s management.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the years ended December 31, 2009 and 2008:

		For the Years Ended
		December 31,
Payee	Purpose	2009	2008
Land Development
	Organization &Offering Expenses	$533,000	$2,800,000
	Bona Fide Due Diligence Fees	178,000	930,000
	Wholesaler Reimbursement	127,000	257,000
	Acquisition & Origination Expenses and Fees	1,300,000	5,100,000
	Promotional Interest	3,500,000	1,800,000
	Carried Interest	516,000	267,000
	Mortgage Servicing Fee	715,000	414,000
UMTH Funding
	Marketing Support Fees	360,000	2,300,000
	Operating Reimbursement Expense	900,000	430,000

In January 2007, we originated a secured promissory note to OU Land Acquisition II, L.P., a Texas limited partnership of which UDF I has a 50% partner interest, in the principal amount of approximately $1.6 million, and in connection therewith as required by our Partnership Agreement and the North American Securities Administrators Association (“NASAA”) Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bore interest at a rate of 15% per annum, was collateralized by a second lien deed of trust on approximately 101 acres of land located in Texas and was payable on June 14, 2010.  In July 2009, this note was paid in full.  During 2009 and 2008, we recognized approximately $150,000 and $246,000, respectively, of interest income – related party related to this note.

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6.4 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and is payable on September 4, 2010.  During 2009 and 2008, we recognized approximately $795,000 and $699,000, respectively, of interest income – related party related to this note, of which approximately $271,000 and $42,000 is included in accrued interest receivable – related party as of December 31, 2009 and 2008, respectively.

In November 2007, we originated a secured promissory note to United Development Funding X, L.P. (“UDF X”) a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In August 2008, we amended this revolving credit facility to reduce the commitment amount to $25 million.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2012.  During 2009 and 2008, we recognized approximately $2.9 million and $2.4 million, respectively of interest income – related party related to this note, of which approximately $81,000 is included in accrued interest receivable – related party as of December 31, 2008.  No amount is included in accrued interest receivable – related party as of December 31, 2009.

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 12% per annum, is collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas and is payable on December 28, 2010.  In December 2008, UDF Northpointe, LLC was purchased by an unrelated third party, who thus assumed the secured promissory note. For the year ended December 31, 2008, we recognized approximately $629,000 of interest income – related party related to this note.  In May 2009, UDF Northpointe, LLC, then owned by an unrelated third party, assigned its obligations associated with its promissory note and its interests in the collateral by special warranty deed to UDF Northpointe II, LP (“Northpointe II”), a subsidiary of UDF I.  Concurrent with this assignment, UDF Northpointe, LLC entered into a contract for deed with Northpointe II whereby UDF Northpointe, LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to UDF Northpointe, LLC.  For the year ended December 31, 2009, we had recognized approximately $615,000 of interest income – related party related to this note.  No amount is included in accrued interest receivable – related party as of December 31, 2009.

In May 2008, a secured promissory note originated in March 2007 to Buffington JV Fund II, Ltd. (“Buff JV”), a Texas limited partnership of which UDF I has a 50% partner interest, in the principal amount of approximately $5.3 million was paid in full.  In connection with the origination therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bore an interest rate of 13% per annum and was to be payable on June 30, 2009, was collateralized by a pledge of the 1% ownership interests from Buffington JV Fund Management, LLC, a Texas limited liability company and the general partner of Buff JV, and a pledge of the 49% ownership interests from Buffington Asset Group, Ltd., a Texas limited partnership and a limited partner of Buff JV.  During 2008, we recognized approximately $473,000 of interest income – related party related to this note.  No interest income – related party related to this note was recognized during 2009.

In August 2008, we originated a secured revolving line of credit to United Development Funding Land Opportunity Fund, L.P., a Delaware limited partnership and related party (“UDF LOF”), in the principal amount of up to $25 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”).  Land Development is the asset manager for, and an affiliate of, UDF LOF.  The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a lien of all of UDF LOF’s existing and future acquired assets and is payable on August 20, 2011.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the UDF LOF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  During 2009 and 2008, we recognized approximately $1.5 million and $178,000, respectively, of interest income – related party related to this note, of which approximately $7,000 is included in accrued interest receivable – related party as of December 31, 2008.  No amount is included in accrued interest receivable – related party as of December 31, 2009.

In August 2008, we originated a secured promissory note with Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), in the principal amount of $2.5 million.  Land Development has a minority partner interest in Buffington Capital.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Capital note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Capital.  Buffington Capital’s payment and performance is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and is payable on August 12, 2010.  During 2009 and 2008, we recognized approximately $127,000 and $104,000, respectively, of interest income – related party related to this note, of which approximately $5,000 and $40,000 is included in accrued interest receivable – related party as of December 31, 2009 and 2008, respectively.

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2 million. Land Development has a minority partner interest in Buffington Classic.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Classic note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic.  Buffington Classic’s payment and performance is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and is payable on August 21, 2010.  During 2009 and 2008, we recognized approximately $85,000 and $29,000, respectively, of interest income – related party related to this note, of which approximately $4,000 and $5,000 is included in accrued interest receivable – related party as of December 31, 2009 and 2008, respectively.

In August 2008, we originated a secured line of credit to UDF I in the principal amount of up to $45 million pursuant to a Secured Line of Credit Promissory Note (the “UDF Note”).  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the UDF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  We agreed in principal to subordinate the UDF Note to a loan from UDF I’s senior lender.  We entered into an intercreditor agreement with UMT, another lender that has made a $45 million line of credit loan to UDF I.  The UMT and UDF III liens on all of UDF I’s assets, which secures the UDF Note, and the priority of payment from UDF I to UMT and UDF III, respectively, are of equal rank and priority.  The UMT loan is subordinate to the loan from UDF I’s senior lender.  The UDF Note, which bears interest at 14% per annum, is collateralized by a lien against all of UDF I’s existing and future acquired assets, including the loans and investments owned by UDF I, pursuant to a security agreement executed by UDF I in favor of the Partnership (the “UDF Security Agreement”) and is payable on December 31, 2009.  During 2008, we recognized approximately $13,000 of interest income – related party related to this note.  The UDF Note was terminated effective September 19, 2008 in order to allow us to enter into the Economic Interest Participation Agreement discussed below.

In September 2008, we originated an additional secured promissory note with Buffington Classic in the principal amount of approximately $290,000.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Classic note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  We provided a letter of credit on behalf of Buffington Classic in the amount of approximately $290,000.  If the letter of credit is drawn upon, then an amount equal to the drawn amount will be automatically advanced under the secured promissory note.   The secured note bears interest at 14% per annum and represents a 12-month note period with two 12-month renewal options.  As of December 31, 2009, no amount had been drawn upon this note; thus, no interest income – related party had been recognized during 2009 or 2008.

In September 2008, we entered into an Economic Interest Participation Agreement with UMT pursuant to which UDF III purchased (i) an economic interest in a $45 million revolving credit facility (the “UMT Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”).   The UMT Loan was subsequently amended to $60 million as evidenced by a Third Amended and Restated Secured Line of Credit Promissory Note dated as of August 17, 2009 (the “UMT Note”).  The UMT Loan matures on December 31, 2010 as evidenced by the Loan Extension Agreement and First Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated December 31, 2009.  The UMT Loan is secured by a security interest in the assets of UDF I including UDF I’s land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF I in favor of UMT (the “Security Agreement”).

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

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and us will participate in the control and management of the UMT Loan.  Pursuant to the Loan Extension Agreement and First Amendment to Third Amended and Restated Secured Line of Credit Promissory Note, the UMT Note matures on December 31, 2010.  The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  The UMT Loan interest rate is the lower of 14% or the highest rate allowed by law.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I.  During 2009 and 2008, we recognized approximately $6.5 million and $1.2 million, respectively, of interest income – related party related to this note, of which approximately $1.9 million and $508,000, respectively, is included in accrued interest receivable – related party.

The UMT Loan is subordinate to UDF I’s senior debt, which includes a line of credit provided by Textron Financial Corporation (“Textron”) in the amount of $30 million, and all other indebtedness of UDF I to any national or state chartered banking association or other institutional lender that is approved by UMT in writing.  As of December 31, 2009 and 2008, approximately $55 million and $39 million, respectively, of the Economic Interest Participation Agreement is included in participation interest – related party.

On June 14, 2009, the Textron Loan Agreement matured and became due and payable in full.   The Textron Loan Agreement is in default and as of December 31, 2009, the outstanding balance owing to Textron under the Textron Loan Agreement is approximately $26.2 million.  Effective August 15, 2009, Textron and UDF I entered into a Forbearance Agreement pursuant to which Textron agreed to forbear in exercising its rights and remedies under the Textron Loan Agreement until November 15, 2009, which forbearance date was extended to February 28, 2010 pursuant to an amendment to the Forbearance Agreement dated effective November 15, 2009. Pursuant to a second amendment to the Forbearance Agreement, effective March 1, 2010, the forbearance period has been extended to June 30, 2010; provided, that the forbearance period will end earlier if UDF I defaults under the Forbearance Agreement.  The interest rate payable on the loan is 7.5% as of December 31, 2009.  In consideration of Textron entering into the Forbearance Agreement and extending the forbearance period, UDF I agreed to pay Textron a forbearance fee in the amount of $284,480 and an amendment fee in the amount of $259,000.   Textron has publicly announced that it is exiting its commercial financing business through a combination of orderly liquidation and selected sales which are expected to be substantially complete over the next two to three years. We understand that UDF I intends to continue to make payments on the loan and management does not believe that the repayment of the Textron debt will have a material adverse effect on UDF III’s participation in the UMT subordinate loan to UDF I.

Effective December 2008, the Partnership modified a secured promissory note in the principal amount of approximately $8.1 million that it had originated with UDF I in December 2006 in the principal amount of approximately $6.9 million.  In connection with the origination of the promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF I’s obligations under the note are secured by a first lien deed of trust filed on 190 undeveloped, entitled single-family home lots located in Thornton, Colorado.  The note bears interest at a base rate equal to 12% per annum and interest payments are due monthly.  The note matures on June 30, 2009.  During 2009 and 2008, UDF III recognized $1.1 million and $890,000, respectively, of interest income – related party related to this note.  No amount is included in accrued interest receivable – related party as of December 31, 2009 or 2008.

In February 2009, in consideration of the Partnership providing the Deposit Account as collateral for the UMTH Lending Loan (as discussed in Note B), UMTH Lending agreed to pay the Partnership a fee equal to 3% per annum of the amount outstanding in the Deposit Account for each year that the Deposit Account secures the UMTH  Lending Loan.  The fees associated with this are included in our credit enhancement fees – related party income account and are approximately $38,000 for the year ended December 31, 2009.

In July 2009, we originated a secured promissory note to OU Land Acquisitions, LP (“OU Land”), a Texas limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of approximately $2.0 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a first lien on 56 acres of land located in Houston, Texas and is payable on June 14, 2010.  For year ended December 31, 2009, we had recognized approximately $158,000 of interest income – related party related to this note.

In August 2009, for consideration for entering into the TCB Guarantee (as discussed in Note B), we entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay the Partnership annually, in advance, an amount equal to 1.0% of the maximum exposure of the Partnership under the TCB Guarantee (i.e., $50,000 per annum).  These fees are included in our credit enhancement fees – related party income account and are approximately $50,000 for the year ended December 31 2009.

On September 21, 2009, the Partnership entered into the $15 million Brockhoeft Credit Facility with Wesley J. Brockhoeft (as discussed in Note D).  In conjunction with the Brockhoeft Credit Facility, the Partnership paid UMTH Funding a debt placement fee equal to 1% ($150,000) of the Brockhoeft Credit Facility, which is being amortized over the term of the Brockhoeft Credit Facility.  The unamortized portion of this debt placement fee is included in other assets and is approximately $104,000 as of December 31, 2009.

An affiliate of Land Development serves as the advisor to UMT and United Development Funding IV, a Maryland real estate investment trust (“UDF IV”).  Land Development serves as the asset manager of UDF I and UDF IV.

L.  Concentration of Credit Risk

Financial instruments that potentially expose the Partnership to concentrations of credit risk are primarily temporary cash equivalents, mortgage notes receivable, mortgage notes receivable – related party and participation interests – related party.  The Partnership maintains deposits in financial institutions that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”).  The Partnership has not experienced any losses related to amounts in excess of FDIC limits.

At December 31, 2009 and 2008, 96% and 95%, respectively, of the Partnership’s mortgage investments were secured by property located in Texas. All of the Partnership’s mortgage investments are in the United States.

M.  Subsequent Events

Effective January 1, 2010, the Partnership has begun reimbursing UMTH General Services, L.P., an affiliate of the Partnership's general partner, instead of UMTH Funding for its actual expenses in providing limited partner relations and reporting services to the Partnership.

N.  Quarterly Financial Data (Unaudited)

Selected quarterly financial data (unaudited) for the years ended December 31, 2009 and 2008 is set forth below:

	Revenues	Net Income	Net Income Allocated to Limited Partners	Net Income Per Limited Partnership Unit Basic/Diluted	Weighted Average Units Outstanding
2009
First quarter	$10,044,876	$9,192,408	$8,238,204	$0.52	15,966,509
Second quarter	11,278,659	10,350,440	9,276,028	0.55	16,871,993
Third quarter	11,207,617	10,050,602	9,007,313	0.53	17,007,588
Fourth quarter	11,464,395	7,127,132	6,387,311	0.36	17,148,938
For the year	$43,995,547	$36,720,582	$32,908,856	$1.96	16,758,742

2008
First quarter	$4,204,746	$3,520,392	$3,156,308	$0.51	6,193,417
Second quarter	5,603,576	4,534,757	4,062,688	0.48	8,518,469
Third quarter	7,294,141	6,195,170	5,552,100	0.50	11,189,937
Fourth quarter	8,703,575	7,337,971	6,576,264	0.45	13,940,452
For the year	$25,806,038	$21,588,290	$19,347,360	$1.94	9,961,083

Index to Exhibits

Exhibit Number	Description
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

10.3
Form of Marketing Support Agreement (previously filed in and incorporated by reference to Pre-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on February 1, 2006)

10.4	Limited Guaranty by United Development Funding III, L.P. for the benefit of United Mortgage Trust (previously filed in and incorporated by reference to Form 8-K filed on October 20, 2006)
10.5
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

10.8
Secured Promissory Note by Midlothian Longbranch, L.P. for the benefit of United Development Funding, III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)

Exhibit Number	Description
10.9
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

10.14
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

10.17	Revolving Note from United Development Funding III, L.P. for the benefit of Premier Bank (previously filed in and incorporated by reference to Form 8-K filed on January 3, 2007)
10.18
Secured Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed on January 4, 2007)

10.19
Fairness opinion with respect to Secured Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed on January 4, 2007)

10.20	Secured Promissory Note by Buffington Hidden Lakes, Ltd. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-K filed on April 2, 2007)
10.21
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

10.23
Note Purchase, Assignment and Assumption Agreement by and between McDougal Family Partnership, Ltd. and United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on May 15, 2007)

10.24	Secured Line of Credit Promissory Note by United Development Funding X, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2007)
10.25	Security Agreement by United Development Funding X, L.P. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2007)

Exhibit Number	Description
10.26
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

10.29
Secured Line of Credit Promissory Note by United Development Funding Land Opportunity Fund, L.P. for the benefit United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)

10.30	Security Agreement by United Development Funding, L.P. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.31
Security Agreement by United Development Funding Land Opportunity Fund, L.P. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)

10.32
First Amendment to Secured Line of Credit Promissory Note by United Development Funding X, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)

10.33
Economic Interest Participation Agreement and Purchase Option between United Mortgage Trust and United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)

10.34
Fairness Opinion with respect to Secured Line of Credit Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)

10.35
Fairness Opinion with respect to Economic Interest Participation Agreement and Purchase Option between United Mortgage Trust and United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)

10.36
Fairness Opinion with respect to First Amendment to Secured Line of Credit Promissory Note by United Development Funding X, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)

10.37
Fairness Opinion with respect to Secured Line of Credit Promissory Note by United Development Funding Land Opportunity Fund, L.P. for the benefit United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)

10.38
Loan and Security Agreement between Registrant, as Borrower, and Wesley J. Brockhoeft, as Lender, dated as of September 21, 2009 (previously filed in and incorporated by reference to Form 10-Q filed on November 16, 2009)

23.1 (1)	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm
31.1 (1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2 (1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1 (2)	Section 1350 Certifications

(1)	Filed herewith.
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