Form 10-Q
period 2010-03-31
United Development Funding III, LP
filed 2010-05-17
CIK 1335732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 14, 2010, the Registrant had 17,418,297 units of limited partnership interest outstanding.

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-Q
Quarter Ended March 31, 2010

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING III, L.P.
BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
Assets:
Cash and cash equivalents	$3,782,413	$5,563,407
Restricted cash	2,226,060	2,220,339
Accrued interest receivable	8,308,867	7,812,935
Accrued interest receivable – related party	4,559,148	2,168,201
Mortgage notes receivable, net	207,091,116	202,437,145
Mortgage notes receivable – related party, net	52,770,323	51,973,747
Participation interest – related party	52,123,354	54,726,000
Other assets	263,789	375,376

Total assets	$331,125,070	$327,277,150

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$127,396	$127,396
Accrued liabilities	82,741	103,156
Accrued liabilities – related party	2,926,422	3,003,890
Line-of-credit	15,000,000	15,000,000

Total liabilities	18,136,559	18,234,442

Commitments and contingencies

Partners’ Capital:
Limited partners’ capital: 22,500,000 units authorized;
17,368,522 units issued and outstanding at
March 31, 2010 and 17,232,541 units issued and
outstanding at December 31, 2009	312,622,126	308,995,330
General partner’s capital	366,385	47,378

Total partners’ capital	312,988,511	309,042,708

Total liabilities and partners’ capital	$331,125,070	$327,277,150

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Interest income	$7,699,003	$6,515,025
Interest income – related party	3,597,655	2,998,027
Credit enhancement fees – related party	11,096	4,192
Mortgage and transaction service revenues	416,716	499,253
Total revenues	11,724,470	10,016,497

Expenses:
Interest expense	369,863	-
General and administrative	1,098,538	824,089
Total expenses	1,468,401	824,089

Net income	$10,256,069	9,192,408

Earnings allocated to limited partners	$9,191,453	$8,238,204

Earnings per limited partnership unit, basic and diluted	$0.53	$0.52

Weighted average limited partnership units outstanding	17,289,322	15,966,509

Distributions per weighted average limited partnership units outstanding	$0.48	$0.46

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
Operating Activities
Net income	$10,256,069	$9,192,408
Adjustment to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	114,828	125,065
Amortization	125,547	198
Changes in operating assets and liabilities:
Accrued interest receivable	(495,932)	(4,132,678)
Accrued interest receivable – related party	(2,390,947)	(1,283,815)
Other assets	(13,960)	(3,745)
Accrued liabilities	(20,415)	(214,288)
Net cash provided by operating activities	7,575,190	3,683,145

Investing Activities
Investments in mortgage notes receivable	(10,282,134)	(17,884,548)
Investments in mortgage notes receivable – related party	(1,091,786)	(10,255,719)
Investments in participation interest – related party	(420,749)	(6,795,785)
Receipts from mortgage notes receivable	5,513,335	1,579,540
Receipts from mortgage notes receivable – related party	295,210	9,130,269
Receipts from participation interests – related party	3,023,395	-
Net cash used in investing activities	(2,962,729)	(24,226,243)

Financing Activities
Limited partner contributions	6,341	33,756,611
Limited partner distributions	(8,290,608)	(7,343,707)
Limited partner distribution reinvestment	2,950,962	2,812,812
Limited partner redemption	(231,352)	(1,386,194)
General partner distributions	(745,609)	(877,397)
Escrow payable	-	(55,267)
Restricted cash	(5,721)	(1,451,079)
Payments of offering costs	-	(4,062,101)
Payments of deferred offering costs	-	612,292
Accrued liabilities – related party	(77,468)	(1,347,784)
Net cash (used in) provided by financing activities	(6,393,455)	20,658,186

Net (decrease) increase in cash and cash equivalents	(1,780,994)	115,088
Cash and cash equivalents at beginning of period	5,563,407	15,505,910

Cash and cash equivalents at end of period	$3,782,413	$15,620,998

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$369,863	$-
See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
NOTES TO FINANCIAL STATEMENTS
                                                                                                                                                      (Unaudited)

A. Nature of Business

United Development Funding III, L.P. (which may be referred to as the “Partnership,” “we,” “us,” “our” or “UDF III”) was organized on June 13, 2005 as a Delaware limited partnership.  Our principal business purpose is to originate, acquire, service, and otherwise manage, either alone or in association with others, a diversified portfolio of mortgage loans that are secured by real property or equity interests that hold real property already subject to other mortgages (including mortgage loans that are not first in priority and participation interests in mortgage loans) and to issue or acquire an interest in credit enhancements to borrowers, such as guarantees or letters of credit.  We concentrate on making development loans to single-family lot developers who sell their lots to national and regional home builders, as well as making loans to entities created by home builders in conjunction with our general partner or affiliates of our general partner for the acquisition of property and development of residential lots.  We seek to make or acquire loans primarily with respect to projects where the completed subdivision will consist of homes at or below the median price of the U.S. housing market.  Our offices are located in Grapevine, Texas.

Our general partner is UMTH Land Development, L.P. (“Land Development”), a Delaware limited partnership that is responsible for our overall management, conduct, and operation.  Our general partner has authority to act on our behalf in all matters respecting us, our business and our property.  The limited partners shall take no part in the management of our business or transact any business for us and shall have no power to sign for or bind us; provided, however, that the limited partners, by a majority vote and without the concurrence of the general partner, have the right to:  (a) amend the Second Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”), governing the partnership, (b) dissolve the Partnership, (c) remove the general partner or any successor general partner, (d) elect a new general partner, and (e) approve or disapprove a transaction entailing the sale of all or substantially all of the real properties acquired by the Partnership.

B. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and with Regulation S-X.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change to the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with the financial statements filed in our most recent Annual Report.  In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of March 31, 2010, operating results for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009.  Operating results and cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable, mortgage notes receivable – related party and profit participation – related party.  We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses.  We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses.  Additionally, we charge additions to the allowance for loan losses for income suspended in the current period. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  As of March 31, 2010 and December 31, 2009, the Allowance for Loan Losses had a balance of $4.0 million and $3.9 million, respectively.

Fair Value of Financial Instruments

In accordance with the reporting requirements of the Federal Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10, Financial Instruments-Fair Value, we calculate the fair value of our assets and liabilities which qualify as financial instruments under this statement and include this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash equivalents, restricted cash, accrued interest receivable, accounts payable, accrued liabilities, and line-of-credit approximates the carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of mortgage notes receivable approximates the carrying amount since they bear interest at the market rate.

Impact of Recently Issued Accounting Standards

     In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 141 (revised 2007) “Business Combinations,” currently within the scope of ASC 805-10. ASC 805-10 modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. In addition, it establishes new accounting and reporting standards for non-controlling interests in subsidiaries.  The Partnership’s adoption of this guidance on January 1, 2009 has not had a material impact on the Partnership’s financial condition or results of operations.

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

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” currently within the scope of ASC 825-10.  ASC 825-10 requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods.  ASC 825-10 is effective for interim reporting periods ending after June 15, 2009.  The Partnership adopted this staff position upon its issuance, and it had no material impact on its financial statements.

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

Subsequent Events

We have evaluated subsequent events through May 17, 2010, which is the date these financial statements were issued.

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

D.  Line-of-Credit

On September 21, 2009, the Partnership entered into a Loan and Security Agreement (the “Loan Agreement”) with Wesley J. Brockhoeft (the “Lender”) pursuant to which the Lender has provided the Partnership with a revolving credit facility in the maximum principal amount of $15 million (the “Credit Facility”). The interest rate on the Credit Facility is equal to 10% per annum.  Accrued interest on the outstanding principal amount of the Credit Facility is payable monthly.   The Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets.  The Credit Facility matures and becomes due and payable in full on September 20, 2010.  In consideration of the Lender originating the Credit Facility, the Partnership paid the Lender an origination fee in the amount of $300,000.  On March 31, 2010, $15 million in principal was outstanding under the Credit Facility.

The Partnership’s eligibility to borrow up to $15 million under the Loan Agreement is determined pursuant to a borrowing base.  The borrowing base is equal to the lesser of (a) (i) up to 50% of the aggregate principal amount outstanding under the Partnership’s eligible notes, or (ii) up to 50% of the face amount of the Partnership’s eligible notes, or (iii) 40% of the appraised value of the real property subject to the liens securing the Partnership’s eligible notes; minus (b) any reserves required by the Lender.  Eligible notes are those promissory notes which are secured by first liens, meet certain other criteria established by the Lender, and are otherwise approved by the Lender for inclusion in the borrowing base.  The Loan Agreement requires the Partnership to borrow the full $15 million of proceeds of the Credit Facility during the first one hundred eighty days following the date of the Loan Agreement (the “First 180 Day Period”).  If the Partnership prepays any principal of the Credit Facility during the First 180 Day Period for whatever reason (including upon an acceleration due to an event of default), the Partnership is required to pay a prepayment premium to the Lender equal to the amount of interest that such prepaid principal amount would have accrued between the date of prepayment and the expiration date of the First 180 Day Period; provided, however, that the aggregate amount of all interest and any prepayment premiums actually paid by the Partnership to Lender with respect to accrued interest and any prepayments of principal on the outstanding principal of the Credit Facility during the First 180 Day Period shall not exceed $750,000.  The Loan Agreement requires the Partnership to make various representations to the Lender and to comply with various covenants and agreements, including, without limitation, maintaining at least $30 million in eligible notes, maintaining an adjusted tangible net worth of no less than $250 million, maintaining its current line of business, operating its business in accordance with applicable laws, providing the Lender with information, financial statements and reports, and not permitting a change of control to occur.

If a default occurs under the Credit Facility, the Lender may declare the Credit Facility to be due and payable immediately.  A default may occur under the Credit Facility in various circumstances including, without limitation, if (i) the Partnership fails to pay amounts due to the Lender when due under the Loan Agreement, (ii) the Partnership fails to comply with its covenants and agreements with the Lender, (iii) the Partnership defaults under obligations for money borrowed in excess of $500,000, (iv) the Lender deems itself insecure or determines that a material adverse effect with respect to the Credit Facility, the Partnership, or the collateral has occurred, (v) a criminal action is filed against the Partnership under a federal or state racketeering statute, (vi) a bankruptcy action is filed with respect to the Partnership, (vii) the Partnership conceals, removes, or permits to be concealed or removed, any of its assets with the intent to hinder, delay or defraud the Lender or its other creditors, or (viii) the Loan Agreement or other loan documents are terminated, become void or unenforceable, or any security interest ceases to be a valid and perfected first priority security interest in any portion of the collateral.  In such event, the Lender may exercise any rights or remedies it may have, including, without limitation, increasing the interest rate to 12% per annum, prohibiting distributions to be made to the Partnership’s partners, or foreclosure of the Partnership’s assets.  Any such event may materially impair the Partnership’s ability to conduct its business.

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

E.  Partners’ Capital

As of March 31, 2010, we had issued an aggregate of 17,368,522 units of limited partnership interest in the Offering, DRIP and the Secondary DRIP, consisting of 16,499,994 units that have been issued to our limited partners in accordance with the Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Offering), 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 458,005 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $9.2 million, less 305,738 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $6.1 million.  As of December 31, 2009, we had issued an aggregate of 17,232,540 units of limited partnership interest in the Offering, DRIP and the Secondary DRIP, consisting of 16,499,994 units that have been issued to our limited partners in accordance with the Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Offering), 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 310,456 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $6.2 million, less 294,170 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $5.9 million.  In addition to the monthly DRIP and Secondary DRIP distributions, we also distributed approximately $5.3 million and $20.0 million in cash during 2010 and 2009, respectively.  Aggregate monthly distributions (including cash and Secondary DRIP) for the three months ended March 31, 2010 were approximately $8.3 million.

F.  Commitments and Contingencies

In February 2009, the Partnership deposited $1.5 million into a money market account (the “Deposit Account”) with LegacyTexas Bank (“LegacyTexas”) for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending Company, L.P. (“UMTH Lending”), a Delaware limited partnership and an affiliate of the Partnership’s general partner.  The Partnership provided LegacyTexas a security interest in the Deposit Account as further collateral for a loan (the “Loan”) obtained by UMTH Lending from LegacyTexas.  In consideration of the Partnership providing the Deposit Account as collateral for the Loan, UMTH Lending agreed to pay the Partnership a fee equal to 3% per annum of the amount outstanding in the Deposit Account, for each year that the Deposit Account secures the Loan.  This Deposit Account is included as restricted cash on our balance sheet.  These fees are included in our credit enhancement fees – related party income account.

In August 2009, the Partnership entered into a guaranty for the benefit of Texas Capital Bank, National Association (“Texas Capital”), or its permitted successors and assigns (the “UDF III Guaranty”), by which the Partnership guaranteed the repayment of up to $5 million owed to Texas Capital with respect to that certain promissory note between UMT Home Finance, L.P. (“UMT Home Finance”), a Delaware limited partnership, and Texas Capital Bank.  UMT Home Finance is a wholly owned subsidiary of United Mortgage Trust (“UMT”), a Maryland real estate investment trust.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection with the UDF III Guaranty, the Partnership entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay the Partnership annually, in advance, an amount equal to 1.0% of the maximum exposure of the Partnership under the UDF III Guaranty (i.e., $50,000 per annum).

As of March 31, 2010, the Partnership had ten outstanding guarantees, including: (1) seven limited repayment guarantees with total credit risk to the Partnership of approximately $18.3 million, of which approximately $15.4 million had been borrowed against by the debtor and (2) three letters of credit issued on behalf of borrowers with total credit risk to the Partnership of approximately $2.6 million, of which approximately $2.2 million had been borrowed against by the debtors.

As of December 31, 2009, the Partnership had eight outstanding guarantees, including: (1) five limited repayment guarantees with total credit risk to the Partnership of approximately $12.4 million, of which approximately $9.7 million had been borrowed against by the debtor and (2) three letters of credit issued on behalf of borrowers with total credit risk to the Partnership of approximately $2.6 million, of which approximately $2.2 million had been borrowed against by the debtors.

As of March 31, 2010, we had originated 56 loans, including 19 loans that have been repaid in full by the respective borrower, totaling approximately $432 million.  We had approximately $52.3 million of commitments to be funded under the terms of mortgage notes receivable, including approximately $27.2 million of commitments for mortgage notes receivable – related party and $8.8 million for participation interest – related party.

As of December 31, 2009, we had originated 55 loans, including 18 loans that have been repaid in full by the respective borrower, totaling approximately $430 million.  We had approximately $50.9 million of commitments to be funded under the terms of mortgage notes receivable, including approximately $27.2 million of commitments for mortgage notes receivable – related party and $6.2 million for participation interest – related party.

G. Unit Redemption Program

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

H. Related Party Transactions

Our general partner, Land Development, and certain of its affiliates receive fees in connection with the Offering and in connection with the acquisition and management of our assets.  Land Development also receives reimbursement of certain costs of the Partnership.

Land Development received up to 1.5% of the gross offering proceeds (excluding proceeds from our DRIP and Secondary DRIP) for reimbursement of organization and offering expenses.  There is no related party payable to Land Development for organization and offering costs as of December 31, 2009 or March 31, 2010.

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

We also reimbursed Land Development up to 0.5% of the gross offering proceeds for  bona fide due diligence expenses incurred by unaffiliated selling group members and paid by us through Land Development (except that no such due diligence expenses were or are paid with respect to sales under the DRIP or Secondary DRIP).

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

UMTH Funding Services, L.P. (“Funding Services”), an affiliate of Land Development, received 0.8% of the gross offering proceeds (excluding proceeds from sales under our DRIP or Secondary DRIP) as a marketing support fee for marketing and promotional services provided to selling group members.

During 2009, Funding Services was reimbursed for operating expenses incurred in assisting Land Development in our management.  Effective January 1, 2010, we began reimbursing UMTH General Services, L.P. (“General Services”), an affiliate of Land Development, instead of Funding Services, for operating expenses incurred in assisting Land Development in our management.

The chart below summarizes the approximate payments of related party fees and reimbursements associated with the Offering and origination and management of assets for the three months ended March 31, 2010 and 2009:

		For the Three Months Ended
Payee	Purpose	March 31, 2010	March 31, 2009
Land Development
	Organization & Offering Expenses	$ -	$ 504,000
	Due Diligence Fees	-	168,000
	Wholesaler Reimbursement	-	99,000
	Acquisition & Origination Expenses and Fees	78,200	987,000
	Promotional Interest	650,000	765,000
	Carried Interest	96,000	112,000
	Mortgage Servicing Fee	198,000	167,000
Funding Services
	Marketing Support Fees	-	342,000
	Operating Expense Reimbursement	-	269,000
General Services
	Operating Expense Reimbursement	215,700	-

In January 2007, we originated a secured promissory note in the principal amount of approximately $1.6 million to OU Land Acquisition II, L.P., a Texas limited partnership in which United Development Funding, L.P. (“UDF I”), a Delaware limited partnership, had a 50% partner interest and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In July 2009, this note was paid in full.  The secured promissory note, which bore interest at a rate of 15% per annum, was collateralized by a second lien deed of trust on approximately 101 acres of land located in Texas and was payable on June 14, 2010.  For the three months ended March 31, 2009, we had recognized approximately $70,000 of interest income – related party related to this note.  We did not recognize any interest income – related party on this note for the three months ended March 31, 2010.

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6.4 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and is payable on September 4, 2010.  For the three months ended March 31, 2010 and 2009, we had recognized approximately $267,000 and $106,000, respectively, of interest income – related party related to this note.

In November 2007, we originated a secured promissory note to United Development Funding X, L.P. (“UDF X”) a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In August 2008, we amended this revolving credit facility to reduce the commitment amount to $25 million.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2012.  For the three months ended March 31, 2010 and 2009, we had recognized approximately $862,000 and $450,000, respectively, of interest income – related party related to this note.

In August 2008, we originated a secured revolving line of credit to United Development Funding Land Opportunity Fund, L.P. (“UDF LOF”), a Delaware limited partnership, in the principal amount of up to $25 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”).  Land Development is the asset manager for, and an affiliate of, UDF LOF.  The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a lien of all of UDF LOF’s existing and future acquired assets and is payable on August 20, 2011.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the UDF LOF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  In January 2010, the balance of this note was paid in full, although UDF LOF still has the ability to draw on this note until it matures.  For the three months ended March 31, 2010 and 2009, we had recognized approximately $200 and $605,000 of interest income – related party related to this note.

In August 2008, we originated a secured promissory note with Buffington Capital Homes, Ltd. (“Buffington Capital”), a Texas limited partnership, in the principal amount of $2.5 million (the “Buffington Capital Lot Inventory Loan”).  Land Development has a minority partner interest in Buffington Capital.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Capital note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Capital.  Buffington Capital’s payment and performance is guaranteed by Buffington Land, Ltd. (“Buffington Land”), an unaffiliated Texas limited partnership, and is payable on August 12, 2010.

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd. (“Buffington Classic”), a Texas limited partnership, in the principal amount of $2 million (the Buffington Classic Lot Inventory Loan”). Land Development has a minority partner interest in Buffington Classic.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Classic note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic.  Buffington Classic’s payment and performance is guaranteed by Buffington Land and is payable on August 21, 2010.

In March 2010, the Partnership entered into two participation agreements (collectively, the “Buffington Participation Agreements”) with United Development Funding IV (“UDF IV”), a Maryland real estate investment trust, pursuant to which the Partnership sold a 100% participation interest in the Buffington Capital Lot Inventory Loan and the Buffington Classic Lot Inventory Loan (collectively, the “Lot Inventory Loans”) to UDF IV.  Pursuant to the Buffington Participation Agreements, UDF IV will participate in the Lot Inventory Loans by funding the Partnership’s lending obligations under the Lot Inventory Loans up to an aggregate maximum amount of $4.5 million.  The Buffington Participation Agreements give UDF IV the right to receive repayment of all principal and accrued interest relating to amounts funded by UDF IV under the Buffington Participation Agreements.  The interest rate for the Lot Inventory Loans is the lower of 14% or the highest rate allowed by law.  The participation interest is repaid as Buffington Capital and Buffington Classic (collectively, “Buff Homes”) repay the Lot Inventory Loans.  For each loan originated to it, Buff Homes is required to pay interest monthly and to repay the principal advanced to it no later than 12 months following the origination of the loan.  The Lot Inventory Loans mature in August 2010.

The Partnership is required to purchase back the UDF IV participation interest in the Lot Inventory Loans (i) upon a foreclosure of the Partnership’s assets by its lenders, (ii) upon the maturity of the Lot Inventory Loans, or (iii) at any time upon 30 days prior written notice from UDF IV.  In such event, the purchase price paid to UDF IV will be equal to the outstanding principal amount of the Lot Inventory Loans on the date of termination, together with all accrued interest due thereon, plus any other amounts due to UDF IV under the Buffington Participation Agreements.

The Partnership will continue to manage and control the Lot Inventory Loans while UDF IV owns a participation interest in the Lot Inventory Loans.  Pursuant to the Buffington Participation Agreements, UDF IV has appointed the Partnership as its agent to act on behalf of UDF IV with respect to all aspects of the Lot Inventory Loans; however, the Partnership must obtain consent from UDF IV for any modification or amendment of the Lot Inventory Loans, the acceleration of the Lot Inventory Loans and the enforcement of the rights and remedies available to the holder of the Lot Inventory Loans.

On April 9, 2010, the Partnership entered into an Agent-Participant Agreement with UDF IV (the “Agent Agreement”).  In accordance with the Agent Agreement, the Partnership will continue to manage and control the Lot Inventory Loans and each participant party has appointed the Partnership as its agent to act on its behalf with respect to all aspects of the Lot Inventory Loans, provided that, pursuant to the Agent Agreement, UDF IV retains approval rights in connection with any material decisions pertaining to the administration and services of the loans and, with respect to any material modification to the loans and in the event that the loans become non-performing, UDF IV shall have effective control over the remedies relating to the enforcement of the loans, including ultimate control of the foreclosure process.

    For the three months ended March 31, 2010 and 2009, we had recognized approximately $16,000 and $51,000, respectively, of interest income – related party (net of interest owed to UDF IV pursuant to the Buffington Participation Agreements) related to the Buffington Capital Lot Inventory Loan.  For the three months ended March 31, 2010 and 2009, we had recognized approximately $10,000 and $16,000, respectively, of interest income – related party (net of interest owed to UDF IV pursuant to the Buffington Participation Agreements) related to the Buffington Classic Lot Inventory Loan.

In September 2008, we originated an additional secured promissory note with Buffington Classic, in the principal amount of approximately $290,000.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Classic note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  We provided a letter of credit on behalf of Buffington Classic in the amount of approximately $290,000.  The letter of credit was terminated in September 2009.  If the letter of credit was drawn upon, then an amount equal to the drawn amount would have been automatically advanced under the secured promissory note.   The secured note bore interest at 14% per annum and represented a 12-month note period with two 12-month renewal options.  Prior to the termination of the letter of credit, no amount had been drawn upon this note; thus, no interest income – related party was recognized for the three months ended March 31, 2009.

In September 2008, we entered into an Economic Interest Participation Agreement with UMT pursuant to which UDF III purchased (i) an economic interest in a $45 million revolving credit facility (the “UMT Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”).   In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Economic Interest Participation Agreement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The UMT Loan was subsequently amended to $60 million as evidenced by a Third Amended and Restated Secured Line of Credit Promissory Note dated as of August 17, 2009 (the “UMT Note”).  The UMT Loan matures on December 31, 2010 as evidenced by the Loan Extension Agreement and First Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated December 31, 2009.  The UMT Loan is secured by a security interest in the assets of UDF I including UDF I’s land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF I in favor of UMT (the “Security Agreement”).

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

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and we will participate in the control and management of the UMT Loan.  The UMT Note matures on December 31, 2010.  The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  The UMT Loan interest rate is the lower of 14% or the highest rate allowed by law.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I.  For the three months ended March 31, 2010 and 2009, we had recognized approximately $1.8 million and $1.5 million, respectively, of interest income – related party related to this Economic Interest Participation Agreement.

The UMT Loan is subordinate to UDF I’s senior debt, which includes a line of credit provided by Textron Financial Corporation in the amount of $30 million (the “Textron Loan Agreement”), and all other indebtedness of UDF I to any national or state chartered banking association or other institutional lender that is approved by UMT in writing.  As of March 31, 2010 and 2009, approximately $51 million and $46 million, respectively, of the Economic Interest Participation Agreement is included in participation interest – related party.

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

Effective December 2008, the Partnership modified a secured promissory note in the principal amount of approximately $8.1 million that it had originated with UDF I in December 2006 in the principal amount of approximately $6.9 million.  In connection with the origination of the promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF I’s obligations under the note are secured by a first lien deed of trust filed on 190 undeveloped, entitled single-family home lots located in Thornton, Colorado.  The note bore interest at a base rate equal to 12% per annum and interest payments were due monthly.  The note matured on June 30, 2009.  For the three months ended March 31, 2010 and 2009, we had recognized approximately $284,000 and $240,000, respectively, of interest income – related party related to this note.

In February 2009, the Partnership established a deposit account at LegacyTexas Bank on behalf of UMTH Lending for the purpose of providing additional collateral for a loan obtained by UMTH Lending from LegacyTexas Bank.  In consideration for the Partnership providing the deposit account, UMTH Lending agreed to pay the Partnership a fee equal to 3% per annum of the amount outstanding in the Deposit Account for each year that the deposit account secures the UMTH Lending Loan.  The 3% fee is charged annually as long as the deposit account remains outstanding.   The fees associated with this are included in our credit enhancement fees – related party income account and are approximately $11,000 and $4,000 for the three months ended March 31, 2010 and 2009, respectively.

In May 2009, UDF Northpointe, LLC, an unrelated third party, assigned its obligations associated with its promissory note and its interests in the collateral by special warranty deed to UDF Northpointe II, LP (“Northpointe II”), a wholly owned subsidiary of UDF I.  Concurrent with this assignment, UDF Northpointe, LLC entered into a contract for deed with Northpointe II whereby UDF Northpointe, LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to UDF Northpointe, LLC.  For the three months ended March 31, 2010, we had recognized approximately $249,000 of interest income – related party related to this note.

In July 2009, we originated a secured promissory note to OU Land Acquisitions, LP (“OU Land”), a Texas limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of approximately $2.0 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a second lien on 56 acres of land located in Houston, Texas and is payable on June 14, 2010.  For the three months ended March 31, 2010, we had recognized approximately $86,000 of interest income – related party related to this note.

In September 2009, the Partnership entered into the $15 million Credit Facility (as discussed in Note D).  In conjunction with the Credit Facility, the Partnership paid UMTH Funding a debt placement fee equal to 1% ($150,000) of the Credit Facility, which is being amortized over the term of the Credit Facility.  The unamortized portion of this debt placement fee is included in other assets and is approximately $69,000 as of March 31, 2010.

In December 2008, the Partnership entered into a loan participation agreement (the “UMT BL Participation Agreement”) with UMT, pursuant to which UMT purchased a participation interest in a finished lot loan (the “BL Loan”) from the Partnership to Buffington Land, Ltd., an unaffiliated Texas limited partnership (“Buffington Land”).  In January 2010, the Partnership entered into a second loan participation agreement (the “UDF IV BL Participation Agreement”) with UDF IV, pursuant to which UDF IV purchased a participation interest in the BL Loan. The BL Loan is evidenced and secured by a first lien deed of trust recorded against approximately 67 finished residential lots in the Bridges at Bear Creek residential subdivision in the City of Austin, Travis County, Texas, a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents.

Pursuant to both the UMT BL Participation Agreement and the UDF IV BL Participation Agreement, UMT and UDF IV are each entitled to receive their proportionate share of the outstanding principal amount of the BL Loan, plus their proportionate share of accrued interest thereon (collectively, the “BL Participation Interests”).   UMT and UDF IV have no obligations to advance funds to Buffington Land under the BL Loan or to increase their respective participation interests in the BL Loan.  The interest rate under the BL Loan is the lower of 14% or the highest rate allowed by law.  The BL Participation Interests are repaid as Buffington repays the BL Loan.  Buffington Land is required to pay interest monthly and to repay a portion of principal upon the sale of residential lots covered by the deed of trust.  The BL Loan is due and payable in full on June 30, 2011.

On April 9, 2010, the Partnership entered into the Agent Agreement with UDF IV.  In accordance with the Agent Agreement, the Partnership will continue to manage and control the BL Loan and each participant party has appointed the Partnership as its agent to act on its behalf with respect to all aspects of the BL Loan, provided that, pursuant to the Agent Agreement, UDF IV retains approval rights in connection with any material decisions pertaining to the administration and services of the loan and, with respect to any material modification to the loan and in the event that the loan becomes non-performing, UDF IV shall have effective control over the remedies relating to the enforcement of the loan, including ultimate control of the foreclosure process.  As of March 31, 2010, UMT’s participation interest had been repaid and UDF IV owned a 100% participation interest in the BL Loan.

An affiliate of Land Development serves as the advisor to UMT and UDF IV.  Land Development serves as the asset manager of UDF I and UDF IV.

I. Subsequent Events

On April 9, 2010, the Partnership entered into the Agent Agreement with UDF IV.  In accordance with the Agent Agreement, the Partnership will continue to manage and control the BL Loan and the Lot Inventory Loans and each participant party has appointed the Partnership as its agent to act on its behalf with respect to all aspects of the BL Loan and the Lot Inventory Loans, provided that, pursuant to the Agent Agreement, UDF IV retains approval rights in connection with any material decisions pertaining to the administration and services of the loans and, with respect to any material modification to the loans and in the event that the loans become non-performing, UDF IV shall have effective control over the remedies relating to the enforcement of the loans, including ultimate control of the foreclosure process.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, development costs that may exceed estimates, development delays, increases in interest rates, residential lot take down or purchase rates or inability to sell residential lots experienced by our borrowers, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission, and the discussion of material trends affecting our business elsewhere in this report.

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

Revenue Recognition

Interest income on mortgage investments (including related party transactions) is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at either the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of March 31, 2010 and 2009, we were suspending income recognition on one mortgage note receivable.

Credit enhancement fee – related party income is generated by a 3% fee charged in relation to a deposit account we opened on behalf of UMTH Lending for the purpose of providing additional collateral for a loan obtained by UMTH Lending from LegacyTexas Bank.  In consideration for the Partnership providing the deposit account, UMTH Lending agreed to pay the Partnership a fee equal to 3% per annum of the amount outstanding in the Deposit Account for each year that the deposit account secures the UMTH Lending Loan.  The 3% fee is charged annually as long as the deposit account remains outstanding.

We generate mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes.  The Partnership also expenses a 3% acquisition and origination fee (“placement fee”) paid to the general partner to provide for processing and origination costs associated with mortgage notes receivable or profit participation interest held by the Partnership on a straight-line basis over the expected life of such notes.  As of March 31, 2010 and 2009, approximately $3.5 million and $2.3 million, respectively, of such net deferred fees have been offset against mortgage notes receivable. Approximately $549,000 and $262,000 of net deferred fees have been offset against mortgage notes receivable – related party as of March 31, 2010 and 2009, respectively.  As of March 31, 2010 and 2009, approximately $918,000 and $1.1 million, respectively, of deferred fees are included in participation interest – related party.

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

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions are currently paid to the limited partners at a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners.  It is the intent of management to monitor and distribute such surplus, if any, on an annual basis.  The chart below summarizes the approximate amount of distributions to our general partner and limited partners and the retained earnings deficit as of March 31, 2010 and December 31, 2009:

	As of March 31,		As of December 31,
	2010		2009
General Partner	$ 7,535,000		$ 6,789,000
Limited Partners	63,628,000	(1)	55,337,000	(2)
Retained Earnings Reserve	1,721,000		844,000
Retained Earnings Deficit	(5,510,000)		(5,413,000)

(1)  approximately $40.1 million paid in cash and approximately $23.5 million reinvested in 1,174,265 units of limited partnership interest under the DRIP and Secondary DRIP.

(2)  approximately $34.8 million paid in cash and approximately $20.5 million reinvested in 1,026,716 units of limited partnership interest under the DRIP and Secondary DRIP.

Results of Operations

The three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Revenues

Interest income (including related party interest income) for the three months ended March 31, 2010 and 2009 was approximately $11.3 million and $9.5 million, respectively.  The increase in interest income for the three months ended March 31, 2010 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) and participation interest – related party portfolios of approximately $312.0 million as of March 31, 2010, compared to $276.5 million as of March 31, 2009.

Credit enhancement fees – related party for the three months ended March 31, 2010 and 2009 was approximately $11,000 and $4,000, respectively.  The increase for the three months ended March 31, 2010 is associated with an increase in amortization on the 3% fee charged to UMTH Lending.

Mortgage and transaction service revenues for the three months ended March 31, 2010 and 2009 remained relatively flat at approximately $417,000 and $499,000, respectively.  The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes.

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

Expenses

Interest expense for the three months ended March 31, 2010 was approximately $370,000.  Interest expense represents interest associated with the Credit Facility that we had entered into with Wesley J. Brockhoeft in September 2009.  The Credit Facility has been utilized as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the sale of our units.  The Credit Facility has been used as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.

General and administrative expense for the three months ended March 31, 2010 and 2009 was approximately $1.1 million and $824,000, respectively.  The increase in general and administrative expense primarily relates to placement fees, investor relations fees and amortization of debt financing costs associated with the Credit Facility.

We expect interest expense and general and administrative expense to increase commensurate with the growth of our portfolio as we continue to deploy funds available in a diversified manner to the borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market

   Cash Flow Analysis

Cash flows provided by operating activities for the three months ended March 31, 2010 and 2009 were approximately $7.6 million and $3.7 million, respectively, and were comprised primarily of net income, offset with accrued interest receivable (including related party interest receivable).

Cash flows used in investing activities for the three months ended March 31, 2010 and 2009 were approximately $3.0 million and $24.2 million, respectively, resulting from the origination of mortgage notes receivable (including related party transactions) and participation interest – related party.

Cash flows used in financing activities for the three months ended March 31, 2010 were approximately $6.4 million, and were primarily the result of distributions to limited partners.  Cash flows provided by financing activities for the three months ended March 31, 2009 were approximately $20.7 million, and were primarily the result of funds received from the issuance of limited partnership units, offset with payments of offering costs and distributions to limited partners.

Our cash and cash equivalents were approximately $3.8 million and $15.6 million as of March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) our administrative expenses, (3) debt service on senior indebtedness required to preserve our collateral position and (4) utilization of the Credit Facility.  We expect that our liquidity will be provided by (1) loan interest, transaction fees and credit enhancement fee payments, (2) loan principal payments, (3) sale of loan pools through securitization and direct sale of loans, (4) proceeds from our Secondary DRIP, and (5) credit lines available to us.

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

Increased liquidity needs could result in the liquidation of loans to raise cash, thereby reducing the number and amount of loans outstanding and the resultant earnings realized.  We have secured the Credit Facility that is utilized as transitory indebtedness to provide liquidity and to reduce the need for large idle cash reserves.

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

We believe that the housing market has reached a bottom in its four-year decline and has begun to recover.  New single-family home permits, starts, and sales have all risen from their respective lows, reflecting a slow return of demand for new homes.  However, the shape and scope of the broader economic recovery is not yet clear. The consumer confidence index, which fell to record lows during the downturn, has begun a cautious recovery, though unemployment remains high and the availability of conventional bank financing remains limited.  These concerns may pose obstacles to a robust recovery.

Ongoing credit constriction and disruption of mortgage markets and price correction have made potential new home purchasers and real estate lenders cautious.  As a result of these factors, the national housing market experienced a protracted decline, and the time necessary to correct the market may mean a corresponding slow recovery for the housing industry.

Capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction and the purchase of homes and have increased the number of undercapitalized or failed builders and developers.  With credit less available and stricter underwriting standards, mortgages to purchase homes have become harder to obtain.  The number of new homes developed also has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2010 and more broadly in 2011.  Further, the liquidity provided in the secondary market by Fannie Mae and Freddie Mac (“Government Sponsored Enterprises” or “GSEs”) to the mortgage industry is very important to the housing market and has been constricted as these entities have suffered significant losses as a result of depressed housing and credit market conditions.  These losses have reduced their equity and prompted the U.S. government to guarantee the backing of all losses suffered by the GSEs.  To further support the secondary residential mortgage market, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010.  This program ended on March 31, 2010, as scheduled by the Federal Reserve.  As of the date of this quarterly report, the 30-year fixed-rate single family residential mortgage interest rate is below the rate that was available at the conclusion of the period of Federal Reserve purchases, which, we believe, indicates that the secondary residential mortgage market is operating smoothly independent of the support previously provided by the Federal Reserve.  Notwithstanding the foregoing, limitations or restrictions on the availability of financing or on the liquidity provided by the GSEs could adversely affect interest rates and mortgage availability and could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our limited partners.

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

Nationally, new single-family home inventory continued to improve in the first quarter of 2010 from the fourth quarter of 2009 while new home sales rebounded significantly from the previous quarter.  The U.S. Census Bureau reports that the sales of new single-family residential homes in March 2010 were at a seasonally adjusted annual rate of 411,000 units.  This number is up significantly from the fourth quarter figure of 353,000 and up approximately 23.8% year over year from the March 2009 estimate of 332,000.  The seasonally adjusted estimate of new houses for sale at the end of March 2010 was 228,000 – a supply of 6.7 months at the current sales rate – which is a reduction of approximately 3,000 homes from the fourth quarter supply of 231,000.  Since 2006, homebuilders have reduced their starts and focused on selling existing new home inventory. In the past year, from March 2009 to March 2010, the number of new homes for sale has fallen by approximately 85,000 units. However, from January 2010 to March 2010, new home inventory was reduced by just 3,000 units.  We believe that, with such reductions and the relative leveling of inventory over the most recent quarter, the new home market has been restored to equilibrium in most markets, even at low levels of demand.  Further, we believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the source identified above, new single-family residential home permits and starts fell nationally from 2006 through 2008, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period.  Since early 2009, however, single-family permits and starts have risen significantly.  Single-family homes authorized by building permits in March 2010 were at a seasonally adjusted annual rate of 543,000 units.  This is a 50.8% year-over-year increase from the March 2009 estimate of 360,000 units.  Single-family home starts for March 2010 were at a seasonally adjusted annual rate of 531,000 units.  This is 47.1% higher than the March 2009 estimate of 361,000 units.  Such increases strongly suggest to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident in 2009.  The primary factors affecting new home sales are housing prices, home affordability, and housing demand.  Housing supply may affect both new home prices and demand for new homes.  When new home supplies exceed new home demand, new home prices may generally be expected to decline.  Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached. The converse point is also true and equally important. When new home demand exceeds new home supply, new home prices may generally be expected to increase; and rising new home prices, particularly at or near the bottom of the housing market, may result  in increased new  home demand as people accelerate their timing of a new home purchase.

We believe that long-term demand will be fueled by a growing population, household formation, population migration, immigration and job growth. The U.S. Census Bureau forecasts that California, Florida and Texas will account for nearly one-half of the total U.S. population growth between 2000 and 2030 and that the total population of Arizona and Nevada will double during that period. The U.S. Census Bureau projects that between 2000 and 2030 the total populations of Arizona and Nevada will grow from approximately 5,000,000 to more than 10,700,000 and from approximately 2,000,000 to nearly 4,300,000, respectively; Florida’s population will grow nearly 80% between 2000 and 2030, from nearly 16,000,000 to nearly 28,700,000; Texas’ population will increase 60% between 2000 and 2030 from nearly 21,000,000 to approximately 33,300,000; and California’s population will grow 37% between 2000 and 2030, from approximately 34,000,000 to nearly 46,500,000.

        The Harvard Joint Center for Housing Studies forecasts that an average of approximately 1.25 million new households will be formed per year over the next ten years. Likewise, the Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade and a similar number of single-family homes should be started to meet such new demand.

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the best in the country.  We intend to focus much of our investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics and economies and high housing affordability ratios.  Further, Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The following graph, created with data from the Federal Housing Finance Agency’s (“FHFA”) Purchase Only Price Index, illustrates the recent declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada, though price declines have begun to moderate in those states too.  Further, the graph illustrates how Texas has maintained home price stability and not experienced such pronounced declines.

According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for March 2010 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $197,553, $198,399, $198,714 and $181,237, respectively.  These amounts are all below the March 2010 national median sales price of new homes sold of $214,000, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2009 median family income for the respective metropolitan areas of Austin, Houston, Dallas, and San Antonio, the median income earner in those areas has 1.48 times, 1.28 times, 1.36 times, and 1.26 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate the high affordability of Texas homes.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate for March and assuming an annual mortgage insurance premium of 60 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home.  Using the U.S. Census Bureau’s 2009 income data to project an estimated median income for the United States of $64,000 and the March 2010 national median sales prices of new homes sold of $214,000, we conclude that the national median income earner has 1.19 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 36 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such price declines have begun to stabilize. Indeed, the March 2010 national median new home price of $214,000 increased by approximately 4.3% year over year from the March 2009 median new home sales price of $205,100, according to the Department of Housing and Urban Development.  We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Due to the national and global recession, the Texas employment market slowed in the fourth quarter of 2008 through the first three quarters of 2009 until beginning to add jobs again in the fourth quarter of 2009.  Texas continued this employment growth in the first quarter of 2010 by adding approximately 25,400 jobs in the first three months of 2010.  Over the twelve month period ended March 2010, the United States Department of Labor reported that Texas lost approximately 160,800 jobs and the unemployment rate increased to 8.2% from 7.0% in March 2009.  However, the same source states that, nationally, the United States lost approximately 2,199,000 jobs, and the unemployment rate rose to 9.7% from 8.6% in March 2009.  In spite of year-over year job losses, we believe that the long term employment fundamentals are sound in Texas.  The Texas Workforce Commission reports that Texas has added more than half a million new jobs over the past five years, and the Federal Reserve Bank of Dallas has forecasted that Texas may add between 100,000 and 200,000 jobs in 2010.

The Texas Workforce Commission reports that as of March 2010, the unemployment rate for Austin-Round Rock, Texas was 7.1%, up from 6.6% in March 2009; Dallas-Fort Worth-Arlington, Texas was 8.3%, up from 7.3%; Houston-Sugar Land-Baytown, Texas was 8.5%, up from 6.8%; and San Antonio, Texas was 7.3%, up from 6.3%.  Austin experienced a net loss of 3,100 jobs year-over-year from March 2009 to March 2010.  During those same 12 months, Houston, Dallas-Fort Worth, and San Antonio experienced net losses of 57,600, 42,700, and 15,700 jobs, respectively.  However, these cities have added an estimated net total of 424,500 jobs over the past five years:  Austin added 75,000 jobs; Dallas-Fort Worth added 114,300 jobs; Houston added 183,400 jobs; and San Antonio added 51,800 jobs.

      As stated above, the Texas economy slowed and suffered a net loss of jobs over the past 12 months due to the national and global recession.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe that the transition from month-over-month and year-over-year job gains in Texas to year-over-year and month-over-month job losses indicates that the Texas economy slowed significantly and followed the nation into recession in the fourth quarter of 2008.  However, we also believe that the Texas economy will continue to outperform the national economy.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  In the current downturn, Texas’ recession trailed the national recession by nearly a year, and the state’s economy now appears to be in the early stages of recovery.  Dallas Federal Reserve’s Index of Texas leading indicators has steadily improved since reaching a low in March 2009 and now stands at its highest measurement since October 2008; the Texas Comptroller of Public Accounts projects that the Texas economy will grow by 2.6% in 2010; and we believe that Texas cities will be among the first to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand.

The United States Census Bureau reported in its 2009 Estimate of Population Change July 1, 2008 to July 1, 2009 that Texas led the country in population growth during that period.  The estimate concluded that Texas grew by 478,012 people, or 2.00%, a number which was 1.25 times greater than the next closest state in terms of raw population growth, California, and more than 3.57 times the second closest state in terms of raw population growth, North Carolina.  The United States Census Bureau also reported that among the 15 counties that added the largest number of residents between July 1, 2008 and July 1, 2009, six were in Texas:  Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin).  In March 2010, the United States Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio and Dallas-Fort Worth – were among the top 20 in the nation for population growth from 2008 to 2009. Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 146,530.  Houston-Sugarland-Baytown was second in the nation with a population increase of 140,784 from July 1, 2008 to July 1, 2009.  Austin-Round Rock had an estimated population growth of 50,975 and San Antonio had an estimated population growth of 41,437 over the same period.  The percentage increase in population for each of these major Texas cities ranged from 2.0% to 3.1%.

The Fourth Quarter 2009 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas through the fourth quarter of 2009 according to the likelihood that home prices will be lower in two years, reported that Texas cities are among the nation’s best for home price stability.  This index analyzes housing price trends, the impact of foreclosure rates, and the consequence of excess housing supply on home prices.  The quarterly report projects that there is less than a 36% chance that Dallas/Fort Worth-area home prices will fall during the next two years; a 42.2% chance that Houston-area home prices will fall during the next two years; a 14.8% chance that San Antonio-area home prices will fall during the next two years; and a 62.1% chance that Austin-area home prices will fall during the next two years.  Except for the Austin area, all Texas metropolitan areas included in the report are among the nation’s top twenty least-likely areas to experience a decline in home prices in two years.  The Austin area is ranked the twenty-second least-likely area to experience a decline.  Dallas-Plano-Irving, Texas is the nation’s tenth least-likely metropolitan area, Fort Worth-Arlington, Texas is seventh least-likely, Houston-Sugar Land-Baytown, Texas is thirteenth least-likely, and San Antonio, Texas is third least-likely.

In their fourth quarter Purchase Only Price Index, the FHFA reports that Texas had a home price appreciation of 0.83% between the fourth quarter of 2008 and the fourth quarter of 2009.  The FHFA’s all-transaction price index report provides that existing home price appreciation between the fourth quarter of 2008 and the fourth quarter of 2009 for (a) Austin was -1.66%; (b) Houston was 0.44%; (c) Dallas was -1.27%; (d) Fort Worth was -1.05%; (e) San Antonio was -0.72%; and (f) Lubbock was 1.38%.  However, each city remains well above the national average in the same index, which was -4.66% between the fourth quarter of 2008 and the fourth quarter of 2009.  Besides sales prices, the all-transaction price index report also tracks average house price changes in refinancings of the same single-family properties utilizing conventional, conforming mortgage transactions.

The Texas Comptroller of Public Accounts notes that the rate of foreclosures and defaults in Texas has remained generally stable for the past three years and is currently well below the national average.  Likewise, the Federal Reserve Bank of Dallas anticipates, in its economic letter for the fourth quarter of 2009, the Texas foreclosure rate will continue to remain below the national average in 2010.  Homebuilding and residential construction employment are likely to remain generally weak for some time, but Texas again will likely continue to outperform the national standards.  We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas continue to focus on preserving a balance between new home demand and new home supply.  We believe that home builders and developers in Texas have remained disciplined on new home construction and project development.   New home starts have been declining year-over-year and are outpaced by new home sales in all four major Texas markets where such data is available.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at healthy and balanced levels in all four major Texas markets:  Austin, Dallas-Fort Worth, Houston, and San Antonio.  Each major Texas market has experienced a rise in the number of months of finished lot inventories as homebuilders reduced the number of new home starts in 2008, causing each major Texas market to reach elevated levels.  Houston has an estimated inventory of finished lots of approximately 36.3 months, Austin has an estimated inventory of finished lots of approximately 44.8 months, San Antonio has an estimated inventory of finished lots of approximately 56.3 months, and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 63.6 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

The elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots.  Indeed, the number of finished lots dropped by more than 550 lots in Austin, nearly 1,300 lots in San Antonio, more than 2,600 lots in Houston, and nearly 3,900 lots in Dallas-Fort Worth in the fourth quarter of 2009.  Annual starts in each of the Austin, San Antonio, Houston, and Dallas-Fort Worth markets are outpacing lot deliveries.  With the discipline evident in these markets, we expect to see a continued decline in raw numbers of finished lot inventories in coming quarters as new projects have been significantly reduced.

We believe that Texas markets continue to be some of the strongest homebuilding markets in the country, though home building in Texas has weakened over the past year as a result of the national economic downturn.  While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory.  Annual new home sales in Austin slightly outpace starts 7,389 versus 7,158, with annual new home sales declining year-over-year by approximately 25.98%.  Finished housing inventory fell to a slightly elevated level of 3.0 months, while total new housing inventory (finished vacant, under construction and model homes) rose to a slightly elevated 6.7 months.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a relatively healthy homebuilding market.  Annual new home sales in San Antonio run slightly ahead of starts 7,789 versus 7,647, with annual new home sales declining year-over-year by approximately 21.37%.  Finished housing inventory remained at a generally healthy level with a 2.8 month supply. Total new housing inventory rose to a slightly elevated 6.7 month supply.  Houston, too, is a relatively healthy homebuilding market.  Annual new home sales there outpace starts 22,148 versus 20,531, with annual new home sales declining year-over-year by approximately 21.31%.  Finished housing inventory and total new housing inventory are slightly elevated at a 3.1 month supply and a 6.8 month supply, respectively.  Dallas-Fort Worth is a relatively healthy homebuilding market as well.  Annual new home sales in Dallas-Fort Worth outpace starts 16,513 versus 15,254, with annual new home sales declining year-over-year by approximately 27.29%.  Finished housing inventory rose slightly to a 3.2 month supply, while total new housing inventory rose to a 7.3 month supply, respectively, each measurement above the considered equilibrium level.  All numbers are as released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that inventory levels and sales of existing homes remain relatively healthy in Texas markets, as well.  With the exception of the Dallas market, the year-over-year sales pace has increased between 2% and 17% in each of the four largest Texas markets, though inventory levels have also increased, most likely because residents in these markets are finally comfortable putting their homes up for sale.  In March 2010, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, and Lubbock was 6.6 months, 6.9 months, 6.3 months, 6.6 months, and 5.7 months, respectively.  San Antonio’s inventory is more elevated with an 8.1 month supply of homes for sale.  Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  In March 2010, the number of existing homes sold to date in (a) Austin was 4,221, up 17% year-over-year; (b) San Antonio was 3,812, up 13% year-over-year; (c) Houston was 11,858, up 2% year-over-year, (d) Dallas was 8,830, down 1% year-over-year, (e) Fort Worth was 1,737, up 5% year-over-year, and (f) Lubbock was 611, up 3% year-over-year.

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

Our general partner is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that it reasonably anticipates to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Quarterly Report on Form 10-Q.  The disruption of mortgage markets, in combination with a significant amount of negative national press discussing constriction in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious.  The failure of highly respected financial institutions, significant declines in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers to postpone their purchases.  In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty.  We believe that this has further slowed the sales of new homes and expect that this will result in a slowing of the sales of finished lots developed in certain markets; however, we do not anticipate the prices of those lots changing materially.  We also expect that the decrease in the availability of replacement financing may increase the number of defaults on development loans made by us or extend the time period anticipated for the repayment of our loans.

Off-Balance Sheet Arrangements

In August 2009, the Partnership entered into the UDF III Guaranty for the benefit of Texas Capital, or its permitted successors and assigns, by which the Partnership guaranteed the repayment of up to $5 million owed to Texas Capital with respect to that certain promissory note between UMT Home Finance and Texas Capital.  UMT Home Finance is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection with the UDF III Guaranty, the Partnership entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay the Partnership annually, in advance, an amount equal to 1.0% of the maximum exposure of the Partnership under the UDF III Guaranty (i.e., $50,000 per annum).  These fees are included in our credit enhancement fees – related party income account.

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

As of March 31, 2010, the Partnership had ten outstanding guarantees, including: (1) seven limited repayment guarantees with total credit risk to the Partnership of approximately $18.3 million, of which approximately $15.4 million had been borrowed against by the debtor and (2) three letters of credit issued on behalf of borrowers with total credit risk to the Partnership of approximately $2.6 million, of which approximately $2.2 million had been borrowed against by the debtors.

As of December 31, 2009, the Partnership had eight outstanding guarantees, including: (1) five limited repayment guarantees with total credit risk to the Partnership of approximately $12.4 million, of which approximately $9.7 million had been borrowed against by the debtor and (2) three letters of credit issued on behalf of borrowers with total credit risk to the Partnership of approximately $2.6 million, of which approximately $2.2 million had been borrowed against by the debtors.

To date, the Partnership has not incurred losses from guarantees entered into, and the debt that is guaranteed is also collateralized by real estate.  The value of such real estate may or may not be sufficient to settle such obligations if liquidated.

Contractual Obligations

As of March 31, 2010, we had originated 56 loans, including 19 loans that have been repaid in full by the respective borrower, totaling approximately $432 million.  We have approximately $52.3 million of commitments to be funded under the terms of mortgage notes receivable, including approximately $27.2 million of commitments for mortgage notes receivable – related party and $8.8 million for participation interest – related party.

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

The Partnership has no other outstanding debt or contingent payment obligations, other than approximately $20.9 million of certain loan guarantees or letters of credit discussed above in “– Off-Balance Sheet Arrangements,” that we may be obligated to make to or for the benefit of third-party lenders.

Subsequent Events

On April 9, 2010, the Partnership entered into the Agent Agreement with UDF IV.  In accordance with the Agent Agreement, the Partnership will continue to manage and control the BL Loan and the Lot Inventory Loans and each participant party has appointed the Partnership as its agent to act on its behalf with respect to all aspects of the BL Loan and the Lot Inventory Loans, provided that, pursuant to the Agent Agreement, UDF IV retains approval rights in connection with any material decisions pertaining to the administration and services of the loans and, with respect to any material modification to the loans and in the event that the loans become non-performing, UDF IV shall have effective control over the remedies relating to the enforcement of the loans, including ultimate control of the foreclosure process.

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

As of March 31, 2010 and December 31, 2009, our mortgage notes receivable of approximately $207.1 million and $202.4 million, respectively, mortgage notes receivable – related party of approximately $52.8 million and $52.0 million, respectively, and participation interest – related party of approximately $52.1 million and $54.7 million, respectively, were all at fixed interest rates, and thus, such mortgage notes receivable are not subject to change in future earnings, fair values or cash flows.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Land Development, our general partner, including its principal executive officer and principal financial officer, evaluated, as of March 31, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of March 31, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2010, we have issued an aggregate of 17,368,522 units of limited partnership interest in the Offering, DRIP and the Secondary DRIP, consisting of 16,499,994 units that have been issued to our limited partners pursuant to our primary offering in exchange for gross proceeds of approximately $330.3 million, 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million and 458,005 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $9.2 million, minus 305,738 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $6.1 million.  The net offering proceeds to us, after deducting approximately $39.6 million of offering costs, are approximately $290.7 million.  Of the offering costs, approximately $11.2 million was paid to our general partner or affiliates of our general partner for organization and offering expenses and $28.4 million was paid to non-affiliates for selling commissions and other offering fees.  As of March 31, 2010, we had originated 56 loans, including 19 loans that have been repaid in full by the respective borrower, totaling approximately $432 million.  We have approximately $52.3 million of commitments to be funded under the terms of mortgage notes receivable, including approximately $27.2 million of commitments for mortgage notes receivable – related party and $8.8 million for participation interest – related party.  As of March 31, 2010, we have paid our general partner approximately $9.7 million for acquisition and origination fee expenses associated with the mortgage notes receivable.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2010, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

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

On July 8, 2009, our general partner determined that, effective June 30, 2009, in order to conserve cash and in response to increasing requests for redemptions, we will limit our redemptions primarily to those requested as a result of death and exigent circumstances, to the extent our general partner determines there are sufficient funds to redeem units.  In addition, we intend to make redemptions on a quarterly basis, as opposed to a monthly basis.

Our general partner will determine from time to time whether we have sufficient excess cash from operations to repurchase units.  Generally, the cash available for redemption will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from our DRIP.  The following table sets forth information relating to units of limited partnership interest that have been repurchased during the quarter ended March 31, 2010:

2010	Total number of units of limited partnership interest repurchased	Average price paid per unit of limited partnership interest	Total number of units of limited partnership interest repurchased as part of publicly announced plan	Maximum number of units of limited partnership interest that may yet be purchased under the plan
January	11,568	$19.45	11,568	(1)
February	-	-	-	(1)
March	-	-	-	(1)
	11,568	$19.45	11,568	(1)

(1)	A description of the maximum number of units of limited partnership interest that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

Item 5.  Other Information.

None.

Item 6. Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Index to Exhibits attached hereto.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Development Funding III, L.P.

By:           UMTH Land Development, L.P.
                 Its General Partner

Dated:  May 17, 2010                                                                          By:           /s/ Hollis M. Greenlaw
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