Form 10-Q
period 2010-09-30
United Development Funding III, LP
filed 2010-11-15
CIK 1335732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐   No ☒

As of  November 15, 2010, the Registrant had 17,690,300 units of limited partnership interest outstanding.

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-Q
Quarter Ended September 30, 2010

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
UNITED DEVELOPMENT FUNDING III, L.P.
BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Assets
Cash and cash equivalents	$676,412	$5,563,407
Restricted cash	2,237,759	2,220,339
Accrued interest receivable	9,269,928	7,812,935
Accrued interest receivable – related party	699,086	2,168,201
Mortgage notes receivable, net	214,676,103	202,437,145
Mortgage notes receivable – related party, net	55,536,532	51,973,747
Participation interest – related party	57,890,742	54,726,000
Other assets	298,492	375,376

Total assets	$341,285,054	$327,277,150

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$123,288	$127,396
Accrued liabilities	183,860	103,156
Accrued liabilities – related party	3,549,051	3,003,890
Distributions payable	1,816,757	-
Line-of-credit	15,000,000	15,000,000

Total liabilities	20,672,956	18,234,442

Commitments and contingencies

Partners’ Capital:
Limited partners’ capital: 22,500,000 units authorized; 17,644,182 units issued and outstanding at September 30, 2010 and 17,232,540 units issued and outstanding at December 31, 2009	320,233,665	308,995,330
General partner’s capital	378,433	47,378

Total partners’ capital	320,612,098	309,042,708

Total liabilities and partners’ capital	$341,285,054	$327,277,150

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Interest income	$8,202,195	$6,957,216	$23,894,144	$20,383,634
Interest income – related party	3,616,522	3,712,619	10,752,030	10,076,786
Credit enhancement fees – related party	220,967	61,342	243,282	76,753
Mortgage and transaction service revenues	512,478	444,964	1,370,302	1,904,240
Total revenues	12,552,162	11,176,141	36,259,758	32,441,413

Expenses:
Interest expense	378,082	32,877	1,121,918	32,877
Loan loss reserve	87,568	107,631	319,134	307,677
General and administrative	976,352	985,031	3,087,014	2,507,410
Total expenses	1,442,002	1,125,539	4,528,066	2,847,964

Net income	$11,110,160	$10,050,602	$31,731,692	$29,593,449

Earnings allocated to limited partners	$9,956,886	$9,007,313	$28,437,831	$26,521,545

Earnings per limited partnership unit, basic and diluted	$0.57	$0.53	$1.63	$1.60

Weighted average limited partnership units outstanding	17,560,810	17,007,588	17,424,928	16,619,177

Distributions per weighted average limited partnership units outstanding	$0.49	$0.49	$1.46	$1.44

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating Activities
Net income	$31,731,692	$29,593,449
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	319,134	307,677
Amortization	264,215	41,753
Changes in operating assets and liabilities:
Accrued interest receivable	(1,456,993)	(7,376,112)
Accrued interest receivable – related party	1,469,115	598,311
Other assets	(187,331)	(521,310)
Accounts payable	(4,108)	32,877
Accrued liabilities	80,704	(285,972)
Net cash provided by operating activities	32,216,428	22,390,673

Investing Activities
Investments in mortgage notes receivable	(28,566,444)	(57,087,011)
Investments in mortgage notes receivable – related party	(4,307,744)	(36,750,609)
Investments in participation interest – related party	(7,942,736)	(13,282,405)
Receipts from mortgage notes receivable	16,008,352	29,279,144
Receipts from mortgage notes receivable – related party	744,959	30,703,467
Receipts from participation interest – related party	4,777,994	-
Net cash used in investing activities	(19,285,619)	(47,137,414)

Financing Activities
Net proceeds from line-of-credit	-	15,000,000
Limited partner contributions	6,341	35,370,572
Limited partner distributions	(25,438,674)	(23,921,770)
Limited partner distribution reinvestment	8,714,189	9,164,534
Limited partner redemption	(481,352)	(2,852,502)
General partner distributions	(2,962,806)	(2,995,943)
General partner distributions payable	1,816,757	-
Escrow payable	-	(517,190)
Restricted cash	(17,420)	(1,006,544)
Payments of offering costs	-	(4,280,361)
Deferred offering costs	-	612,292
Accrued liabilities – related party	545,161	(80,903)
Net cash (used in) provided by financing activities	(17,817,804)	24,492,185

Net decrease in cash and cash equivalents	(4,886,995)	(254,556)
Cash and cash equivalents at beginning of period	5,563,407	15,505,910

Cash and cash equivalents at end of period	$676,412	$15,251,354
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

B. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X.  They do not include all information and footnotes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change to the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission.  The accompanying interim unaudited financial statements should be read in conjunction with the financial statements filed in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission.  In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of September 30, 2010, operating results for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009.  Operating results and cash flows for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Allowance for Loan Losses

    The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party.  We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses.  We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses.  The following table summarizes the changes in the reserve for loan losses during the nine months ended September 30, 2010 and the year ended December 31, 2009:

	September 30, 2010	December 31, 2009
Balance, beginning of year	$3,860,300	$317,500
Provision for loan losses	319,100	3,420,300
Interest income suspended	33,500	122,500
Balance, end of period	$4,212,900	$3,860,300

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

D. Line-of-Credit

On September 21, 2009, the Partnership entered into a Loan and Security Agreement (the “Loan Agreement”) with Wesley J. Brockhoeft (the “Lender”) pursuant to which the Lender has provided the Partnership with a revolving credit facility in the maximum principal amount of $15 million (the “Credit Facility”). The interest rate on the Credit Facility is equal to 10% per annum.  Accrued interest on the outstanding principal amount of the Credit Facility is payable monthly.   The Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets.  In consideration of the Lender originating the Credit Facility, the Partnership paid the Lender an origination fee in the amount of $300,000.  On June 21, 2010, the Partnership entered into the First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”).  Pursuant to the Amended Loan Agreement, the maturity date on the Credit Facility was extended to June 21, 2012.  The Amended Loan Agreement also permitted the Partnership’s existing and future assets to secure our guaranty of a $15 million loan (the “UDF I – Brockhoeft Loan”) from the Lender, as agent for a group of lenders, to United Development Funding, L.P., an affiliated Delaware limited partnership (“UDF I”), and provided for cross-default of the Credit Facility with the UDF I – Brockhoeft Loan.  In consideration for amending the loan, the Partnership paid the Lender an amendment fee in the amount of $150,000.  On September 30, 2010, $15 million in principal was outstanding under the Credit Facility.

The Partnership’s eligibility to borrow up to $15 million under the Amended Loan Agreement is determined pursuant to a borrowing base.  The borrowing base is equal to (a) the lesser of (i) up to 50% of the aggregate principal amount outstanding under the Partnership’s eligible notes, (ii) up to 50% of the face amount of the Partnership’s eligible notes, or (iii) 40% of the appraised value of the real property subject to the liens securing the Partnership’s eligible notes; minus (b) any reserves required by the Lender.  Eligible notes are those promissory notes which are secured by first liens, meet certain other criteria established by the Lender, and are otherwise approved by the Lender for inclusion in the borrowing base.   The Amended Loan Agreement requires the Partnership to make various representations to the Lender and to comply with various covenants and agreements, including, without limitation, maintaining at least $30 million in eligible notes, maintaining an adjusted tangible net worth of no less than $250 million, maintaining its current line of business, operating its business in accordance with applicable laws, providing the Lender with information, financial statements and reports, and not permitting a change of control to occur.

If a default occurs under the Credit Facility, the Lender may declare the Credit Facility to be due and payable immediately.  A default may occur under the Credit Facility in various circumstances including, without limitation, if (i) the Partnership fails to pay amounts due to the Lender when due under the Amended Loan Agreement, (ii) the Partnership fails to comply with its covenants and agreements with the Lender, (iii) the Partnership defaults under obligations for money borrowed in excess of $500,000, (iv) the Lender deems itself insecure or determines that a material adverse effect with respect to the Credit Facility, the Partnership, or the Credit Facility collateral has occurred, (v) a criminal action is filed against the Partnership under a federal or state racketeering statute, (vi) a bankruptcy action is filed with respect to the Partnership, (vii) the Partnership conceals, removes, or permits to be concealed or removed, any of its assets with the intent to hinder, delay or defraud the Lender or its other creditors, or (viii) the Amended Loan Agreement or other loan documents are terminated, become void or unenforceable, or any security interest issued in connection with the Credit Facility ceases to be a valid and perfected first priority security interest in any portion of the Credit Facility collateral.  In such event, the Lender may exercise any rights or remedies it may have, including, without limitation, increasing the interest rate to 12% per annum, prohibiting distributions to be made to the Partnership’s partners, and foreclosure of the Partnership’s assets.  Any such event may materially impair the Partnership’s ability to conduct its business.

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

E. Partners’ Capital

As of September 30, 2010, we had issued an aggregate of 17,644,182 units of limited partnership interest in the Offering, DRIP and Secondary DRIP, consisting of 16,499,994 units issued to our limited partners pursuant to the primary offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Offering), 716,260 units of limited partnership interest issued to our limited partners pursuant to our DRIP in exchange for gross proceeds of approximately $14.3 million, and 746,165 units of limited partnership interest issued to our limited partners pursuant to our Secondary DRIP in exchange for gross proceeds of approximately $14.9 million, less 318,237 units of limited partnership interest that we had repurchased pursuant to our unit redemption program for approximately $6.4 million.

As of December 31, 2009, we had issued an aggregate of 17,232,540 units of limited partnership interest in the Offering, DRIP and Secondary DRIP, consisting of 16,499,994 units issued to our limited partners pursuant to the primary offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Offering), 716,260 units of limited partnership interest issued to our limited partners pursuant to the DRIP in exchange for gross proceeds of approximately $14.3 million, and 310,456 units of limited partnership interest issued to our limited partners pursuant to the Secondary DRIP in exchange for gross proceeds of approximately $6.2 million, less 294,170 units of limited partnership interest that we had repurchased pursuant to our unit redemption program for approximately $5.9 million.

In addition to the monthly DRIP and Secondary DRIP distributions, we also distributed approximately $16.7 million and $20.0 million in cash during the nine months ended September 30, 2010 and the twelve months ended December 31, 2009, respectively.  Aggregate monthly distributions (including cash and Secondary DRIP) for the nine months ended September 30, 2010 were approximately $25.4 million.

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

In August 2009, the Partnership entered into a guaranty (the “UDF III Guaranty”) for the benefit of Texas Capital Bank, National Association (“Texas Capital”), or its permitted successors and assigns pursuant to which the Partnership guaranteed the repayment of up to $5 million owed to Texas Capital with respect to that certain promissory note between UMT Home Finance, L.P. (“UMT Home Finance”), a Delaware limited partnership, and Texas Capital.  UMT Home Finance is a wholly owned subsidiary of United Mortgage Trust (“UMT”), a Maryland real estate investment trust.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection with the UDF III Guaranty, the Partnership entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay the Partnership annually, in advance, an amount equal to 1% of the maximum exposure of the Partnership under the UDF III Guaranty (i.e., $50,000 per annum). These fees are included in credit enhancement fees – related party income revenue.

In March 2010, the Partnership entered into a guaranty (the “Resort Island Guaranty”) for the benefit of the Bank of Las Colinas (“BOLC”) pursuant to which the Partnership guaranteed the repayment of up to $925,000 owed to BOLC with respect to a loan between UDFLOF Resort Island, L.P. (“UDFLOF Resort Island”), a Delaware limited partnership, and BOLC.  UDFLOF Resort Island is a wholly owned subsidiary of United Development Funding Land Opportunity Fund, L.P. (“UDF LOF”), a Delaware limited partnership.  The Partnership’s general partner is an affiliate of UDF LOF.  In connection with the Resort Island Guaranty, the Partnership entered into a letter agreement with UDFLOF Resort Island which provides for UDFLOF Resort Island to pay the Partnership a guaranty fee equal to 1% of the maximum exposure (i.e., $9,250) of the Partnership under the guaranty, which was paid to the Partnership upon the execution of the guaranty and is included in credit enhancement fees – related party income revenue.

In April 2010, the Partnership entered into a guaranty (the “UDF IV HF Guaranty”) for the benefit of Community Trust Bank of Texas (“CTB”) pursuant to which the Partnership guaranteed the repayment of up to $6 million owed to CTB with respect to a revolving line of credit loan between UDF IV Home Finance, L.P. (“UDF IV Home Finance”), a Delaware limited partnership, and CTB.  UDF IV Home Finance is a wholly owned subsidiary of United Development Funding IV (“UDF IV”), a Maryland real estate investment trust.  The Partnership’s general partner serves as the asset manager for UDF IV.  In connection with the UDF IV HF Guaranty, the Partnership entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay the Partnership an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum).  The fee is to be paid in 12 equal monthly installments and is included in credit enhancement fees – related party income revenue.

In April 2010, the Partnership entered into a guaranty (the “UMT 15th Street Guaranty”) for the benefit of CTB pursuant to which the Partnership guaranteed the repayment of up to $1.6 million owed to CTB with respect to a loan between UMT 15th Street, L.P. (“UMT 15th Street”), a Delaware limited partnership, and CTB.  UMT 15th Street is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection with the UMT 15th Street Guaranty, the Partnership entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, the Partnership provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of the Partnership’s existing and future assets.  In consideration of the Partnership’s secured guaranty, commencing July 31, 2010, UDF I agreed to pay the Partnership a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. These fees are included in credit enhancement fees – related party income revenue.

             In August 2010, the Partnership entered into a guaranty (the “UDF IV Acquisitions Guaranty”) for the benefit of CTB pursuant to which the Partnership guaranteed the repayment of up to $8 million owed to CTB with respect to a revolving line of credit loan between UDF IV Acquisitions, L.P. (“UDF IV Acquisitions”), a Delaware limited partnership, and CTB.  UDF IV Acquisitions is a wholly owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV.  In connection with the UDF IV Acquisitions Guaranty, the Partnership entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month.  This fee is included in credit enhancement fees – related party income revenue.

As of September 30, 2010, the Partnership had 14 outstanding guarantees, including: (1) 11 limited repayment guarantees with total credit risk to the Partnership of approximately $48.9 million, of which approximately $39.9 million had been borrowed against by the debtor; and (2) 3 letters of credit issued on behalf of borrowers with total credit risk to the Partnership of approximately $2.6 million, of which approximately $2.2 million had been borrowed against by the debtors.

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

As of September 30, 2010, we had originated 56 loans, including 22 loans that have been repaid in full by the respective borrower, totaling approximately $432.5 million.  We had approximately $44.2 million of commitments to be funded under the terms of mortgage notes receivable, including approximately $26.9 million of commitments for mortgage notes receivable – related party and $2.9 million for participation interest – related party.

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

G. Unit Redemption Program

Limited partners who have held their units for at least one year may request that the Partnership repurchase their units.  A limited partner wishing to have units repurchased must mail or deliver in writing a request to the Partnership indicating such desire.  Prior to October 15, 2010, the purchase price of repurchased units, except as described below for redemptions upon the death of a limited partner, was equal to (i) 92% of the purchase price actually paid for any units held less than two years, (ii) 94% of the purchase price actually paid for any units held for at least two years but less than three years, (iii) 96% of the purchase price actually paid for any units held for at least three years but less than four years, (iv) 98% of the purchase price actually paid for any units held for at least four years but less than five years, and (v) the lesser of the purchase price actually paid for any units held at least five years or the then-current fair market value of the units, as determined by the most recent annual valuation of units.  The purchase price for units redeemed upon the death of a limited partner was the lesser of (i) the price such limited partner actually paid for the units or (2) $20 per unit; provided, however, that the aggregate annual redemptions for all deceased limited partners was not to exceed 1% of units outstanding in the preceding 12-month period.

Effective October 15, 2010, except as described below for redemptions upon the death of a limited partner, the purchase price for the redeemed units, for the period beginning after a limited partner has held the units for a period of one year, will be (i) 92% of the Estimated Unit Value (as defined below) for any units held less than two years, (ii) 94% of the Estimated Unit Value for any units held for at least two years but less than three years, (iii) 96% of the Estimated Unit Value for any units held at least three years but less than four years, (iv) 98% of the Estimated Unit Value for any units held at least four years but less than five years; and (v) 100% of the Estimated Unit Value for any units held at least five years. The price the Partnership will pay for redeemed units will be offset by any net proceeds from capital transactions previously distributed to the redeeming limited partner in respect of such units as a return of his or her capital contributions.  In addition, effective October 15, 2010, the purchase price for units redeemed upon the death of a limited partner will be 100% of the Estimated Unit Value, with the aggregate annual number of units redeemed upon death of a limited partner not to exceed 1% of units outstanding in the preceding twelve-month period. The price the Partnership will pay for units redeemed upon the death of a limited partner will be offset by any net proceeds from capital transactions previously distributed to the deceased limited partner, or his or her estate, in respect of such units as a return of capital contributions.  For purposes of establishing the redemption price per unit, “Estimated Unit Value” shall mean the most recently disclosed reasonable estimated value of the Partnership’s units of limited partnership interest as determined by the general partner of the Partnership.  On October 22, 2010, the general partner of the Partnership determined the Estimated Unit Value to be $20.00 per unit, which will be used as the Estimated Unit Value until such time as the general partner of the Partnership provides a new estimated value of the Partnership’s units of limited partnership interest.

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

The chart below summarizes the approximate payments of related party fees and reimbursements associated with the Offering and origination and management of our assets for the nine months ended September 30, 2010 and 2009:

		For the Nine Months Ended
Payee	Purpose	September 30, 2010	September 30, 2009
Land Development
	Organization & Offering Expenses	$ -	$ 533,000
	Due Diligence Fees	-	178,000
	Wholesaler Reimbursement	-	127,000
	Acquisition & Origination Expenses and Fees	231,000	1,195,000
	Promotional Interest	2,600,000	2,612,000
	Carried Interest	380,000	384,000
	Mortgage Servicing Fee	605,000	524,000
Funding Services
	Marketing Support Fees	-	360,000
	Operating Expense Reimbursement	-	702,000
General Services
	Operating Expense Reimbursement	336,000	-

In January 2007, we originated a secured promissory note to OU Land Acquisition II, L.P., a Texas limited partnership and wholly owned subsidiary of UDF I, in the principal amount of approximately $1.6 million, and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that such loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  In July 2009, such note was paid in full.  Such secured promissory note, which bore interest at a rate of 15% per annum, was collateralized by a second lien deed of trust on approximately 101 acres of land located in Texas and was payable on June 14, 2010.  For the three and nine months ended September 30, 2009, we had recognized approximately $6,000 and $150,000, respectively, of interest income – related party related to such note.  We did not recognize any interest income – related party on such note for the three and nine months ended September 30, 2010.

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6.4 million, and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that such loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  Such secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and matured on September 4, 2010, but remains outstanding as of September 30, 2010.  For the three months ended September 30, 2010 and 2009, we had recognized approximately $289,000 and $238,000, respectively, of interest income – related party related to such note.  For the nine months ended September 30, 2010 and 2009, we had recognized approximately $828,000 and $523,000, respectively, of interest income – related party related to such note.

In November 2007, we originated a secured promissory note to United Development Funding X, L.P. (“UDF X”), a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70 million, and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that such loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  In August 2008, we amended this secured promissory note to reduce the commitment amount to $25 million.  Such secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2012.  For the three months ended September 30, 2010 and 2009, we had recognized approximately $876,000 and $940,000, respectively, of interest income – related party related to such note.  For the nine months ended September 30, 2010 and 2009, we had recognized approximately $2.6 million and $2.0 million, respectively, of interest income – related party related to such note.

    In August 2008, we originated a secured revolving line of credit to UDF LOF in the principal amount of up to $25 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”).   The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a lien of all of UDF LOF’s existing and future acquired assets and is payable on August 20, 2011.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the UDF LOF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  In January 2010, the balance of the UDF LOF Note was paid in full, although UDF LOF still has the ability to draw on the UDF LOF Note until it matures. We did not recognize any interest income – related party related to the UDF LOF Note for the three months ended September 30, 2010.  For the three months ended September 30, 2009, we recognized approximately $290,000 of interest income – related party related to the UDF LOF Note.  For the nine months ended September 30, 2010 and 2009, we recognized approximately $0 and $1.4 million, respectively, of interest income – related party related to the UDF LOF Note.

    In August 2008, we originated a secured promissory note with Buffington Capital Homes, Ltd. (“Buffington Capital”), a Texas limited partnership, in the principal amount of $2.5 million (the “Buffington Capital Lot Inventory Loan”).  Effective November 30, 2009, Buffington Capital merged into Buffington Signature Homes, LLC (“Buffington Signature”), a Texas limited liability company, whereby Buffington Signature was the surviving entity following the merger.  Buffington Homebuilding Group, LTD. (“Buffington Homebuilding Group”), a Texas limited partnership, is the sole member of Buffington Signature and Land Development has a minority partner interest in Buffington Homebuilding Group. In connection with the Buffington Capital Lot Inventory Loan, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Capital Lot Inventory Loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The Buffington Capital Lot Inventory Loan, which bears interest at the lower of 14% per annum or the highest rate allowed by law, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Signature.  Buffington Signature’s payment and performance is guaranteed by Buffington Land, Ltd. (“Buffington Land”), an unaffiliated Texas limited partnership, and is payable on August 12, 2011, pursuant to the Extension Agreement and Second Amendment to Loan Agreement entered into in August 2010.

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd. (“Buffington Classic”), a Texas limited partnership, in the principal amount of $2 million (the “Buffington Classic Lot Inventory Loan”). Effective November 30, 2009, Buffington Classic merged into Buffington Texas Classic Homes, LLC (“Buffington Texas Classic”), a Texas limited liability company, whereby Buffington Texas Classic was the surviving entity following the merger.  Buffington Homebuilding Group is the sole member of Buffington Texas Classic and Land Development has a minority partner interest in Buffington Homebuilding Group.  In connection with the Buffington Classic Lot Inventory Loan, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Classic Lot Inventory Loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The Buffington Classic Lot Inventory Loan, which bears interest at the lower of 14% per annum or the highest rate allowed by law, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Texas Classic.  Buffington Texas Classic’s payment and performance is guaranteed by Buffington Land and is payable on August 21, 2011, pursuant to the Extension Agreement and Second Amendment to Loan Agreement entered into in August 2010.

In March 2010, the Partnership entered into two participation agreements (collectively, the “Buffington Participation Agreements”) with UDF IV, pursuant to which the Partnership sold a 100% participation interest in the Buffington Capital Lot Inventory Loan and the Buffington Classic Lot Inventory Loan (collectively, the “Lot Inventory Loans”) to UDF IV.  Pursuant to the Buffington Participation Agreements, UDF IV will participate in the Lot Inventory Loans by funding the Partnership’s lending obligations under the Lot Inventory Loans up to an aggregate maximum amount of $4.5 million.  The Buffington Participation Agreements give UDF IV the right to receive repayment of all principal and accrued interest relating to amounts funded by UDF IV under the Buffington Participation Agreements.  The interest rate for the Lot Inventory Loans is the lower of 14% per annum or the highest rate allowed by law.  The amount due to UDF IV under the Buffington Participation Agreements is paid as Buffington Signature and Buffington Texas Classic (collectively, “Buff Homes”) repay the Lot Inventory Loans.  For each loan originated to it, Buff Homes is required to pay interest monthly and to repay the principal advanced to it no later than 12 months following the origination of the loan.  The Lot Inventory Loans mature in August 2011.

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

For the three months ended September 30, 2010, we did not recognize any interest income – related party (net of interest owed to UDF IV pursuant to the Buffington Participation Agreements) related to the Buffington Capital Lot Inventory Loan.  For the three months ended September 30, 2009, we recognized approximately $26,000 of interest income – related party related to the Buffington Capital Lot Inventory Loan.  For the nine months ended September 30, 2010 and 2009, we recognized approximately $16,000 and $111,000, respectively, of interest income – related party (net of interest owed to UDF IV pursuant to the Buffington Participation Agreements) related to the Buffington Capital Lot Inventory Loan.  For the three months ended September 30, 2010, we did not recognize any interest income – related party (net of interest owed to UDF IV pursuant to the Buffington Participation Agreements) related to the Buffington Classic Lot Inventory Loan.  For the three months ended September 30, 2009, we recognized approximately $29,000 of interest income – related party related to the Buffington Classic Lot Inventory Loan.  For the nine months ended September 30, 2010 and 2009, we recognized approximately $10,000 and $74,000, respectively, of interest income – related party (net of interest owed to UDF IV pursuant to the Buffington Participation Agreements) related to the Buffington Classic Lot Inventory Loan.

In September 2008, we originated an additional secured promissory note with Buffington Classic, in the principal amount of approximately $290,000.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that such note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  We provided a letter of credit on behalf of Buffington Classic in the amount of approximately $290,000, which was terminated in September 2009.  If the letter of credit was drawn upon, then an amount equal to the drawn amount would have been automatically advanced under the secured promissory note.  Such secured note bore interest at 14% per annum and represented a 12-month note period with two 12-month renewal options.  Prior to the termination of the letter of credit, no amount had been drawn upon such note; thus, no interest income – related party was recognized for the three or nine months ended September 30, 2010 or 2009 related to such note.

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

Pursuant to the Economic Interest Participation Agreement, each time UDF I requests an advance of principal under the UMT Note, we will fund the required amount to UMT for application to its funding obligation to UDF I under the UMT Loan, and our economic interest in the UMT Loan increases proportionately.  Our economic interest in the UMT Loan gives us the right to receive payment from UMT of principal and accrued interest relating to amounts funded by us to UMT which are applied towards UMT’s funding obligations to UDF I under the UMT Loan.  We may abate our funding obligations under the Economic Interest Participation Agreement at any time for a period of up to twelve months by giving UMT notice of the abatement.

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and we will participate in the control and management of the UMT Loan.  The UMT Note matures on December 31, 2010.  The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  The UMT Loan interest rate is the lower of 14% per annum or the highest rate allowed by law.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code of 1986, as amended, to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I.  For the three months ended September 30, 2010 and 2009, we recognized approximately $1.8 million and $1.6 million, respectively, of interest income – related party related to this Economic Interest Participation Agreement. For the nine months ended September 30, 2010 and 2009, we recognized approximately $5.3 million and $4.6 million, respectively, of interest income – related party related to this Economic Interest Participation Agreement.

The UMT Loan is subordinate to the UDF I – Brockhoeft loan.  As of September 30, 2010 and December 31, 2009, approximately $57.9 million and $54.7 million, respectively, in assets related to the Economic Interest Participation Agreement is included in participation interest – related party.

Effective December 2008, the Partnership modified a secured promissory note in the principal amount of approximately $8.1 million that it had originated with UDF I in December 2006 in the principal amount of approximately $6.9 million.  In connection with the origination of such promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that such loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  UDF I’s obligations under such note are secured by a first lien deed of trust filed on 190 undeveloped, entitled single-family home lots located in Thornton, Colorado.  Such note bore interest at a base rate equal to 12% per annum and interest payments were due monthly.  Such note matured on June 30, 2009, but remains outstanding as of September 30, 2010.  For the three months ended September 30, 2010 and 2009, we had recognized approximately $312,000 and $277,000, respectively, of interest income – related party related to such note.  For the nine months ended September 30, 2010 and 2009, we had recognized approximately $895,000 and $770,000, respectively, of interest income – related party related to such note.

In February 2009, the Partnership established the Deposit Account at LegacyTexas (as discussed in Note F).  The fees paid to the Partnership by UMTH Lending in connection therewith are included in our credit enhancement fees – related party income account and are approximately $11,000 for each of the three months ended September 30, 2010 and 2009 and approximately $34,000 and $27,000 for the nine months ended September 30, 2010 and 2009, respectively.

In May 2009, UDF Northpointe, LLC, an unaffiliated third party, assigned its obligations associated with its promissory note and its interests in the related collateral by special warranty deed to UDF Northpointe II, LP (“Northpointe II”), a wholly owned subsidiary of UDF I.  Concurrent with this assignment, UDF Northpointe, LLC entered into a contract for deed with Northpointe II whereby UDF Northpointe, LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to UDF Northpointe, LLC.  For the three months ended September 30, 2010 and 2009, we had recognized approximately $283,000 and $229,000, respectively, of interest income – related party related to such note. For the nine months ended September 30, 2010 and 2009, we had recognized approximately $797,000 and $373,000, respectively, of interest income – related party related to such note.

In July 2009, we originated a secured promissory note to OU Land Acquisitions, LP, a Texas limited partnership and wholly-owned subsidiary of UDF I (“OU Land”), in the principal amount of approximately $2.0 million, and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that such loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  Such secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a second lien on 56 acres of land located in Houston, Texas, and matured on June 14, 2010, but remains outstanding as of September 30, 2010.  For the three months ended September 30, 2010 and September 30, 2009, we had recognized approximately $96,000 and $74,000, respectively, of interest income – related party related to such note.  For the nine months ended September 30, 2010 and September 30, 2009, we had recognized approximately $273,000 and $74,000, respectively, of interest income – related party related to such note.

In September 2009, the Partnership entered into the $15 million Credit Facility (as discussed in Note D).  In conjunction with the Credit Facility, the Partnership paid Funding Services a debt placement fee equal to 1% ($150,000) of the Credit Facility, which is being amortized over the term of the Credit Facility.

In December 2008, the Partnership entered into a loan participation agreement (the “UMT BL Participation Agreement”) with UMT, pursuant to which UMT purchased a participation interest in a finished lot loan (the “BL Loan”) from the Partnership to Buffington Land.  In January 2010, the Partnership entered into a second loan participation agreement (the “UDF IV BL Participation Agreement”) with UDF IV, pursuant to which UDF IV purchased a participation interest in the BL Loan. The BL Loan is evidenced and was initially secured by a first lien deed of trust recorded against approximately 67 finished residential lots in the Bridges at Bear Creek residential subdivision in the City of Austin, Travis County, Texas, a promissory note, assignments of certain lot sale contracts and earnest money, and other loan documents.

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

On April 9, 2010, the Partnership entered into an Agent – Participant Agreement with UDF IV (the “Agent Agreement”).  In accordance with the Agent Agreement, the Partnership will continue to manage and control the BL Loan and each of UMT and UDF IV has appointed the Partnership as its agent to act on its behalf with respect to all aspects of the BL Loan, provided that, pursuant to the Agent Agreement, UDF IV retains approval rights in connection with any material decisions pertaining to the administration and services of the loan and, with respect to any material modification to the loan and in the event that the loan becomes non-performing, UDF IV shall have effective control over the remedies relating to the enforcement of the loan, including ultimate control of the foreclosure process.  As of September 30, 2010, UMT’s participation interest had been repaid and UDF IV owned a 100% participation interest in the BL Loan.

Effective June 30, 2010, the Partnership entered into two additional participation agreements with UDF IV (collectively, the “UDF IV Travis Ranch Participation Agreements”).

Under the first of the UDF IV Travis Ranch Participation Agreements, UDF IV purchased a participation interest in a finished lot loan made by the Partnership to CTMGT Travis Ranch II, LLC, an unaffiliated entity (the “TR II Finished Lot Loan”).   The TR II Finished Lot Loan was initially secured by a subordinate, second lien deed of trust recorded against approximately 288 finished residential lots in the Travis Ranch residential subdivision located in Kaufman County, Texas.   The TR II Finished Lot Loan is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower.

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

As of September 30, 2010, UDF IV owns a 100% participation interest in both the TR II Finished Lot Loan and TR Paper Lot Loan.

An affiliate of Land Development serves as the advisor to UMT and UDF IV.  Land Development serves as the asset manager of UDF I and UDF IV.

I.  Subsequent Events

In February 2009, the Financial Industry Regulatory Authority (“FINRA”) issued a notice to broker-dealers that sell the units of non-traded real estate direct participation programs, such as the Partnership. This notice informed broker-dealers that they may not report in a customer account statement an estimated unit value that is developed from data more than 18 months old, which in effect requires non-traded direct participation programs to provide broker-dealers with an estimated value per unit of limited partnership interest within 18 months of the completion of their offering stage. The Partnership completed its offering stage in April 2009. Accordingly, to meet FINRA guidelines, on October 22, 2010, Land Development approved an estimated value of the Partnership’s units of limited partnership interest of $20.00 per unit. In making a determination of the estimated value of the Partnership’s units, Land Development assessed the Partnership’s assets, less liabilities, per unit and the execution of the Partnership’s business model set forth in the prospectus regarding the Partnership’s initial public offering of its limited partnership interests. Land Development also engaged an independent firm specializing in the valuation of businesses, partnerships and intellectual property, which derived a range of estimated values per unit using various valuation analyses. The estimated value per unit determined by Land Development is within the range of values derived by the independent firm.

In November 2010, UMTH Lending refinanced the UMTH Lending Loan with United Texas Bank (“UTB”).  In conjunction with this refinance, the Partnership deposited $1.5 million into a money market account (the “UTB Deposit Account”) with UTB for the purpose of providing collateral to UTB for the benefit of UMTH Lending.  The UTB Deposit Account replaced the Deposit Account previously established with LegacyTexas and discussed in Note F.  The Partnership provided UTB a security interest in the UTB Deposit Account as further collateral for a loan (the “UTB-UMTH Lending Loan”) obtained by UMTH Lending from UTB.  In consideration of the Partnership providing the UTB Deposit Account as collateral for the UTB-UMTH Lending Loan, UMTH Lending agreed to pay the Partnership a fee equal to 3% per annum of the amount outstanding in the UTB Deposit Account for each year that the UTB Deposit Account secures the UTB-UMTH Lending Loan.

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

Revenue Recognition

Interest income on mortgage investments (including related party transactions) is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at either the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of September 30, 2010 and 2009, we were suspending income recognition on one mortgage note receivable.

Credit enhancement fee – related party income is generated by fees charged to related third parties for credit enhancements provided to lenders by the Partnership on behalf of the third parties.  Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement.  As of September 30, 2010, the Partnership was providing six credit enhancements to related parties.

We generate mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with ASC 310-20, Receivables-Nonrefundable Fees and Other Costs (“ASC 310-20”), we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes.  The Partnership also expenses a 3% placement fee paid to the general partner to provide for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with mortgage notes receivable or profit participation interest held by the Partnership on a straight-line basis.  As of September 30, 2010 and December 31, 2009, approximately $3.5 million and $3.6 million, respectively, of such net deferred fees have been offset against mortgage notes receivable. Approximately $656,000 and $495,000 of net deferred fees have been offset against mortgage notes receivable – related party as of September 30, 2010 and December 31, 2009, respectively.  As of September 30, 2010 and December 31, 2009, approximately $810,000 and $958,000, respectively, of deferred fees are included in participation interest – related party.

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

    Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses and debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions are currently paid to our limited partners at a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners.  It is the intent of management to monitor and distribute such surplus, if any, on an annual basis.  The chart below summarizes the approximate amount of distributions to our general partner and limited partners and the retained earnings deficit as of September 30, 2010 and December 31, 2009:

	As of		As of
	September 30,		December 31,
	2010		2009
General Partner	$ 9,752,000		$ 6,789,000
Limited Partners	80,776,000	(1)	55,337,000	(2)
Retained Earnings Reserve	3,774,000		844,000
Retained Earnings Deficit	(5,498,000)		(5,413,000)

(1)  approximately $51.5 million paid in cash and approximately $29.2 million reinvested in 1,462,425 units of limited partnership interest under the DRIP and Secondary DRIP.

(2)  approximately $34.8 million paid in cash and approximately $20.5 million reinvested in 1,026,716 units of limited partnership interest under the DRIP and Secondary DRIP.

Results of Operations

The three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Revenues

Interest income (including related party interest income) for the three months ended September 30, 2010 and 2009 was approximately $11.8 million and $10.7 million, respectively.  The increase in interest income for the three months ended September 30, 2010 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) and participation interest – related party portfolios of approximately $328.1 million as of September 30, 2010, compared to approximately $299.2 million as of September 30, 2009.

Credit enhancement fees – related party for the three months ended September 30, 2010 and 2009 was approximately $221,000 and $61,000, respectively.  The increase was primarily the result of fees earned associated with the guaranty provided on the UDF I – Brockhoeft Loan (discussed in Note F).

Mortgage and transaction service revenues for the three months ended September 30, 2010 and 2009 was approximately $512,000 and $445,000, respectively.  This increase was primarily the result of increased commitment fee income on mortgage notes receivable.  The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with ASC 310-20, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes.

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

Expenses

Interest expense for the three months ended September 30, 2010 and 2009 was approximately $378,000 and $33,000, respectively.  Interest expense represents interest associated with the Credit Facility that we had entered into with Wesley J. Brockhoeft (previously defined as “Lender”) in September 2009.  The Credit Facility has been utilized as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans.  The Credit Facility has been used as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.

General and administrative expense remained relatively unchanged for the three months ended September 30, 2010 and 2009 at approximately $976,000 and $985,000, respectively.

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

The nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Revenues

Interest income (including related party interest income) for the nine months ended September 30, 2010 and 2009 was approximately $34.6 million and $30.5 million, respectively.  The increase in interest income for the nine months ended September 30, 2010 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) and participation interest – related party portfolios of approximately $328.1 million as of September 30, 2010, compared to approximately $299.2 million as of September 30, 2009.

Credit enhancement fees – related party for the nine months ended September 30, 2010 and 2009 was approximately $243,000 and $77,000, respectively.  The increase was primarily the result of fees earned associated with the guaranty provided on the UDF I – Brockhoeft Loan (discussed in Note F).

Mortgage and transaction service revenues for the nine months ended September 30, 2010 and 2009 were approximately $1.4 million and $1.9 million, respectively.  This decrease is primarily the result of deferred fees recognized in the second quarter of 2009 associated with a loan that was paid in full prior to maturity.  The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with ASC 310-20, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes.

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

Expenses

Interest expense for the nine months ended September 30, 2010 and 2009 was approximately $1.1 million and $33,000, respectively.  Interest expense represents interest associated with the Credit Facility that we entered into with Wesley J. Brockhoeft (previously defined as “Lender”) in September 2009.  The Credit Facility has been utilized as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans.  The Credit Facility has been used as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.

General and administrative expense for the nine months ended September 30, 2010 and 2009 was approximately $3.1 million and $2.5 million, respectively.  The increase in general and administrative expense primarily relates to placement fees, investor relations fees and amortization of debt financing costs associated with the Credit Facility.

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

Cash Flow Analysis

Cash flows provided by operating activities for the nine months ended September 30, 2010 were approximately $32.2 million and were comprised primarily of net income plus an increase in distributions payable.  Cash flows provided by operating activities for the nine months ended September 30, 2009 were approximately $22.4 million and were comprised primarily of net income offset with accrued interest receivable (including related party interest receivable).

Cash flows used in investing activities for the nine months ended September 30, 2010 and 2009 were approximately $19.3 million and $47.1 million, respectively, resulting from the origination of mortgage notes receivable (including related party transactions) and participation interest – related party.  This decrease is primarily a result of the completion of the primary component of the Offering in April 2009.

Cash flows used in financing activities for the nine months ended September 30, 2010 were approximately $17.8 million, and were primarily the result of distributions to partners.  Cash flows provided by financing activities for the nine months ended September 30, 2009 were approximately $24.5 million, and were primarily the result of funds received from the Credit Facility as well as the issuance of limited partnership units, offset with payments of offering costs and distributions to partners.

Our cash and cash equivalents were approximately $676,000 and $15.3 million as of September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) administrative expenses, (3) debt service on senior indebtedness required to preserve our collateral position and (4) obligations under the Credit Facility.  We expect that our liquidity will be provided by (1) loan interest, transaction fees and credit enhancement fee payments, (2) loan principal payments, (3) sale of loan pools through securitization and direct sale of loans, (4) proceeds from our Secondary DRIP, and (5) credit lines available to us.

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

We believe that the Partnership will have sufficient liquidity to meet its operating needs for the next twelve months.

Material Trends Affecting Our Business

We believe that the housing market has reached a bottom in its four-year decline and has begun to recover. This recovery likely will be regional in its early stages and will be led by those housing markets with balanced supply, affordable and stable home prices, minimal levels of foreclosures, and strong demand fundamentals. Nationally, we expect the recovery will continue to experience headwinds from weak demand fundamentals, specifically consumer confidence, employment, as well as from the limited availability of bank financing. The national consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains close to levels historically associated with recession. Unemployment remains elevated and access to conventional real estate and commercial financing remains limited across most of the country. These factors pose obstacles to a robust recovery on a national scale. However, we expect the recovery will be stronger in markets such as Texas, where consumer confidence is nearly 25 points higher than the national index, where job growth has been steady and significant since the beginning of the year, and where 14% of all homebuilding permits in the country are issued.  Currently, 96% of our portfolio resides in the state of Texas, and we intend to invest only in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that will likely be the drivers of the recovery, with balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts, and sales have all risen from their respective lows reflects a continued return of real demand for new homes. However, we anticipate the former bubble markets – principally California, Arizona, Nevada, and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures.

From a national perspective, ongoing credit constriction, a less robust economic recovery, and housing price correction has made potential new home purchasers and real estate lenders cautious. As a result of these factors, the national housing market has experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slow recovery for the housing industry.

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction and the purchase of homes and have increased the number of undercapitalized or failed builders and developers.  The number of new homes and finished lots developed also has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2010 and more broadly in 2011. We believe this shortage will be most prominent in markets with balanced supply, stable home prices, and that did not participate in the housing bubble. With credit less available and stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets.  To support the secondary residential mortgage market and prevent further deterioration of mortgage lending, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010.  This program ended on March 31, 2010, as scheduled by the Federal Reserve.  As of the date of this quarterly report, the 30-year fixed-rate single family residential mortgage interest rate remains below the rate that was available at the conclusion of the period of Federal Reserve purchases, near record-lows. We believe that such stability at low rates indicates that the secondary residential mortgage market is operating smoothly independent of the support previously provided by the Federal Reserve.  However, any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which would increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our limited partners.

Nationally, new single-family home inventory continued to improve in the third quarter of 2010 from the first and second quarters of 2010, while new home sales fell in the immediate aftermath of the expiration of the federal homebuyer tax credit. However, the pace of new home sales increased in each sequential month of the third quarter, leading us to believe that the relative pullback in demand will be short-lived. The national fundamentals that drive home sales are improving in most markets and home affordability remains near record-highs, and we expect the pace of home sales will continue to improve.  The U.S. Census Bureau reports that the sales of new single-family residential homes in September 2010 were at a seasonally adjusted annual rate of 307,000 units.  This number is down slightly from the second quarter figure of 310,000 and down approximately 18.9% year-over-year from the September 2009 estimate of 391,000. However, year-over-year comparisons are distorted by the effects of the federal homebuyer tax credit and its subsequent extension through June 30, 2010.  In September 2009, homebuyers were reacting to an anticipated end of the first-time homebuyer tax credit in November 2009, creating a surge in home closings in the third quarter of 2009. The tax credit was subsequently extended through June 2010, creating a second surge in home purchases at the expense of third quarter 2010 sales figures. The combination of a high volume of home sales in the third quarter of 2009 and the hangover effect on third quarter 2010 sales that followed the expiration of the homebuyer tax credit in June 2010 is likely responsible for the wide disparity in sales figures between September 2009 and September 2010.  The seasonally adjusted estimate of new houses for sale at the end of September 2010 was 204,000 – a supply of 8.0 months at the current sales rate.  Through much of the downturn, homebuilders reduced their starts and focused on selling existing new home inventory.  The number of new homes for sale fell by approximately 48,000 units from September 2009 to September 2010. However, new home inventory fell by just 7,000 units in the third quarter of 2010, which, we believe, indicates that inventory reductions have begun to level off.  We believe that, with such reductions and the relative leveling of inventory over more recent quarters, the new home market has been restored to equilibrium in most markets, even at low levels of demand.  Further, we believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through 2008, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period.  Since early 2009, however, single-family permits and starts have improved significantly.  Single-family homes authorized by building permits in September 2010 were at a seasonally adjusted annual rate of 405,000 units.  While this was a 14.4% decrease year-over-year from the rate of 473,000 in September 2009, it remains 18.1% higher than the low of 343,000 set in January 2009.  Single-family home starts for September 2010 stood at a seasonally adjusted annual rate of 452,000 units.  This pace represented a year-over-year decrease of 10.8% from the September 2009 estimate of 507,000 units and a 19.7% decline from the peak of 2010 – 563,000 in April 2010 – as home builders adjusted their start rate after the expiration of the homebuyer tax credit. Again, year-over-year figures between September 2009 starts and September 2010 home starts are likely distorted by a surge in new home starts, reflecting homebuilders’ efforts to meet third quarter 2009 demand sparked by the anticipated close of the first-time homebuyer tax credit, as well as the significant reduction in new home starts following the June 2010 expiration of the homebuyer tax credit as builders recalibrated their inventory levels. Even with the reduction in the start rate, the September 2010 pace is still 25.6% higher than the low of 360,000 set in January 2009.  Such increases strongly suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident in 2009.

The primary factors affecting new home sales are home price stability, home affordability, and housing demand.  Housing supply may affect both new home prices and the demand for new homes.  When the supply of new homes exceeds new home demand, new home prices may generally be expected to decline.  Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached.  Also, home foreclosures cause the inventory of existing homes to increase, which may add additional downward price pressure on home prices and cause potential home purchasers to further delay the purchase of a home until such time as they are comfortable that home prices have stabilized.  The converse point is also true and equally important.  When new home demand exceeds new home supply, new home prices may generally be expected to increase; and rising new home prices, particularly at or near the bottom of the housing cycle, may result in increased new home demand as people become confident in home prices and accelerate their timing of a new home purchase.  Hence, we intend to concentrate our investments in housing markets with affordable and stable home prices, balanced supply, lower incidences of foreclosures, and strong demand fundamentals.   These demand fundamentals are generally job growth, the relative strength of the economy and consumer confidence, household formations, and population growth – both immigration and in-migration.

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

The Harvard Joint Center for Housing Studies forecasts that an average of between approximately 1.25 million and 1.48 million new households will be formed per year over the next ten years. Likewise, The Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade and  approximately 1.8 million housing units per year should be started to meet such new demand, including approximately 1.3 million new single family homes per year based on the estimation of the Homeownership Alliance that 72% of all housing units built will be single family residences.

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the best in the country, and Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts.  We intend to focus our initial investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies, and job growth, balanced housing inventories, stable home prices, and high housing affordability ratios.  Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The following graph, created with data from the Federal Housing Finance Agency’s (“FHFA”) Purchase Only Price Index, illustrates the declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years.   Price declines have begun to moderate in those states in recent quarters, though, and California’s home price appreciation has actually turned positive in the last two quarters. Further, the graph illustrates how Texas has maintained home price stability throughout the downturn.

According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for the third quarter of 2010 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $212,107, $205,453, $209,482 and $187,932, respectively.  These amounts are all below the September 2010 national median sales price of new homes sold of $223,800, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2010 median family income for the respective metropolitan areas of Austin, Houston, Dallas, and San Antonio, the median income earner in those areas has 1.47 times, 1.34 times, 1.37 times, and 1.30 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate the high affordability of Texas homes.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate for September and assuming an annual mortgage insurance premium of 80 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home.  Using the Department of Housing and Urban Development’s 2010 income data to project an estimated median income for the United States of $64,400 and the September 2010 national median sales prices of new homes sold of $223,800, we conclude that the national median income earner has 1.21 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 36 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such price declines have begun to stabilize, and the September 2010 national median new home price of $223,800 was actually higher than the September 2009 median new home sales price of $216,600, according to the U.S. Census Bureau.  We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Due to the national and global recession, the Texas employment market slowed in the fourth quarter of 2008 through the first three quarters of 2009 until beginning to add jobs again in the fourth quarter of 2009 and into 2010.  According to the United States Department of Labor, while Texas shed the jobs associated with the U.S. Census in the third quarter, the state has now added approximately 145,700 jobs in the first nine months of 2010.  This job growth is consistent with the Federal Reserve Bank of Dallas’ forecast that Texas may add between 100,000 and 200,000 jobs in 2010.  Out of these 145,700 jobs created, 127,900 of them have been in the private sector. Further, Texas has added approximately 550,700 new jobs over the past five years, 420,300 in the private sector, in contrast to a loss of more than four million private sector jobs in the country as a whole. Texas’ unemployment rate was unchanged year-over-year at 8.1% in September 2010 from September 2009, even while adding 19,162 workers to the labor force. Over that time, Texas added approximately 152,800 net new jobs, which was nearly half of the total of all jobs created in the United States in that same 12 month period (344,000).  The national unemployment rate fell from September 2009 (9.8%) to September 2010 (9.6%).

The Department of Labor also reports that as of September 2010, the unemployment rate for Austin-Round Rock, Texas was 6.8%, down from 7.2% in September 2009.   Dallas-Fort Worth-Arlington, Texas was 7.9%, down from 8.3% a year ago.  Houston-Sugar Land-Baytown, Texas was 8.2%, unchanged from a year ago, while San Antonio, Texas was 7.2%, up from 7.1%.  Austin added 18,000 jobs year-over-year from September 2009 to September 2010, while Dallas-Fort Worth added 29,200 jobs over that same time period, which were the second and fourth greatest job gains, respectively, of any city in the country over the past 12 months.  San Antonio added 5,100 jobs in that time, and Houston added 500 jobs over that same period. Taken together, these four cities have added an estimated net total of 329,600 jobs over the past five years: Austin added 72,400 jobs; Dallas-Fort Worth added 72,100 jobs; Houston added 140,100 jobs; and San Antonio added 45,000 jobs. Of those jobs, 232,700 of them have been created in the private sector.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe, based on transitions in the Texas Leading Index as prepared by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year and emerged from the recession in the late spring of 2009. Further, we believe the Texas economy is leading a national economic recovery.  The Texas Leading Index has risen significantly since reaching a low of 100.5 in March 2009 and, as of September 2010, was 115.1, which is nearly 700 basis points higher than one year ago. Further, the Conference’s Board’s October measurement of consumer confidence in Texas is nearly 25 points higher than the national average, and the Texas Comptroller of Public Accounts projects that the Texas economy will grow by 3% in 2010.

The U.S. Census Bureau reported in its 2009 Estimate of Population Change for the period from July 1, 2008 to July 1, 2009 that Texas led the country in population growth during that period.  The estimate concluded that Texas’ population grew by 478,012 people, or 2%, a number that was 1.25 times greater than the next closest state in terms of raw population growth, California, and more than 3.57 times the second closest state in terms of raw population growth, North Carolina.  The U.S. Census Bureau also reported that among the 15 counties that added the largest number of residents between July 1, 2008 and July 1, 2009, six were in Texas:  Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin).  In March 2010, the U.S. Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio, and Dallas-Fort Worth – were among the top 20 in the nation for population growth from 2008 to 2009. Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 146,530.  Houston-Sugarland-Baytown was second in the nation with a population increase of 140,784 from July 1, 2008 to July 1, 2009.  Austin-Round Rock had an estimated population growth of 50,975 and San Antonio had an estimated population growth of 41,437 over the same period.  The percentage increase in population for each of these major Texas cities ranged from 2% to 3.1%.

The First Quarter 2010 U.S. Market Risk Index, a study prepared by PMI Mortgage Insurance Co., the U.S. subsidiary of The PMI Group, Inc., which ranks the nation’s 50 largest metropolitan areas through the first quarter of 2010 according to the likelihood that home prices will be lower in two years, reported that Texas cities are among the nation’s best for home price stability.  This index analyzes housing price trends, the impact of foreclosure rates, and the consequence of excess housing supply on home prices.  The quarterly report projects that there is a 29.1% chance that Dallas/Fort Worth-area home prices will fall during the next two years; a 41.3% chance that Houston-area home prices will fall during the next two years; a 12% chance that San Antonio-area home prices will fall during the next two years; and a 60.1% chance that Austin-area home prices will fall during the next two years.   All Texas metropolitan areas included in the report are among the nation’s top 21 least-likely areas to experience a decline in home prices in two years.  San Antonio, Texas is ranked the second least-likely; Fort Worth-Arlington, Texas is eighth least-likely; Dallas-Plano-Irving, Texas is ninth least-likely; Houston-Sugar Land-Baytown, Texas is fourteenth least-likely; and the Austin area is ranked the twenty-first least-likely.

In their second quarter Purchase Only Price Index, the FHFA reports that Texas had a home price appreciation of 1.43% between the second quarter of 2009 and the second quarter of 2010, which is better than the national average of  -1.60%.

The Texas Comptroller of Public Accounts notes that the rate of foreclosures and defaults in Texas has remained generally stable for the past three years.  The national foreclosure tracking service, RealtyTrac, estimates that the Texas September 2010 foreclosure rate is less than half the national average, which is consistent with the Federal Reserve Bank of Dallas’ forecast in its economic letter for the fourth quarter of 2009 that the Texas foreclosure rate will continue to remain below the national average in 2010.  We do not expect the four major Texas housing markets to be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona, and Nevada.  Homebuilding and residential construction employment are likely to remain generally weak for some time, but Texas again will likely continue to outperform the national standards.  We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas continue to focus on preserving a balance between new home demand and new home supply.  We believe that home builders and developers in Texas have remained disciplined on new home construction and project development.   New home starts are outpaced by new home sales in all four major Texas markets where such data is available: Austin, Dallas-Fort Worth, Houston, and San Antonio.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at healthy and balanced levels in all of these major Texas markets.  Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders reduced the number of new home starts in 2008, causing each major Texas market to reach elevated levels.  However, the number of finished lots available in each market has fallen significantly even as the month’s supply has risen and finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets.  This is a trend that we expect to continue due to the lack of commercial financing for development that has constrained finished lot development over the past 30 months and as new home demand and sales continue, and we believe that such demand and sales will continue to increase, these finished lot shortages will become more pronounced.  As of September 2010, Houston has an estimated inventory of finished lots of approximately 34.3 months, Austin has an estimated inventory of finished lots of approximately 46.1 months, San Antonio has an estimated inventory of finished lots of approximately 52.7 months, and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 56.9 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated above, the elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders begin to increase their pace of home starts, we expect to see the month’s supply of lot inventory rapidly improve.  Indeed, the number of finished lots available in each Texas market has been significantly reduced from their peaks.  Since peaking in the first quarter of 2008, Houston’s finished lot supply has fallen 23.5% from 73,340 to 56,135 in the third quarter of 2010.  San Antonio’s finished lot inventory has fallen 14.3% to 33,937 since peaking at 39,618 in the third quarter of 2008.  Austin’s finished lot inventory peaked in the third quarter of 2008 at 31,628, and has fallen 21.2% to 24,936. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 97,504 lots and has fallen 23.6% to 74,513 lots.  Such inventory reduction continued in the third quarter of 2010, as the number of finished lots dropped by more than 800 in Austin, nearly 2,200 lots in Houston, and more than 2,600 lots in Dallas-Fort Worth.  San Antonio’s lot supply increased slightly in the third quarter from 33,847 in the second quarter. Annual starts in each of the Austin, San Antonio, Houston, and Dallas-Fort Worth markets are outpacing lot deliveries.  With the discipline evident in these markets, we expect to see a continued decline in raw numbers of finished lot inventories in coming quarters as new projects have been significantly reduced.  In correlation, we expect to see increased finished lot sales in late 2010 and in 2011 as homebuilders continue to replenish their inventory.

Texas markets continue to be some of the strongest homebuilding markets in the country.  The pace of homebuilding in Texas slowed over the past four years as a result of the national economic downturn, but has begun to improve on a year-over-year basis in each major Texas home market: Austin, Dallas-Fort Worth, Houston, and San Antonio.  With the exception of Austin,  new home starts improved on a year-over-year basis in each of these Texas markets in the quarter ended September 30, 2010.   While the decline in housing starts caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it also preserved a balance in housing inventory.  Annual new home sales in Austin outpace starts 7,650 versus 6,497, with annual new home sales declining year-over-year by approximately 3.44%.  Finished housing inventory fell to a healthy level of 2.7 months, while total new housing inventory (finished vacant, under construction and model homes) fell to a balanced supply of 5.8 months.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a healthy homebuilding market.  Annual new home sales in San Antonio run slightly ahead of starts 8,179 versus 7,725, with annual new home sales declining year-over-year by approximately 3.5%.  Finished housing inventory held at a generally healthy level with a 2.7 month supply. Total new housing inventory fell to a balanced 5.9 month supply.  Houston, too, is a healthy homebuilding market.  Annual new home sales there outpace starts 22,288 versus 19,663, with annual new home sales declining year-over-year by approximately 3%.  Finished housing inventory is slightly elevated at a 3.0 month supply while total new housing inventory fell to a healthy 6.0 month supply, respectively.  Dallas-Fort Worth is a relatively healthy homebuilding market as well.  Annual new home sales in Dallas-Fort Worth outpace starts 17,264 versus 15,706, with annual new home sales declining year-over-year by approximately 4.7%.  Finished housing inventory fell slightly to a 2.9 month supply, while total new housing inventory fell to a 6.2 month supply, respectively, each measurement generally healthy.  All numbers are as released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels have become slightly elevated, most likely because residents in these markets are becoming more comfortable putting their homes up for sale as sales of existing homes were healthy in Texas markets through the third quarter.  In September 2010, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, and Lubbock was 6.8 months, 7.9 months, 7.2 months, 7.3 months, and 7.3 months, respectively.  San Antonio’s inventory is more elevated with an 8.2 month supply of homes for sale.  Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  Through September 2010, the number of existing homes sold in (a) Austin was 15,595, essentially unchanged year-over-year; (b) San Antonio was 14,368, up 3% year-over-year; (c) Houston was 43,918, down 2% year-over-year, (d) Dallas was 33,089, down 4% year-over-year, (e) Fort Worth was 6,388, up 1% year-over-year, and (f) Lubbock was 2,271, down 9% year-over-year.  As home prices increase, we expect more sellers to enter the market, believing that prices will continue to increase.

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

Off-Balance Sheet Arrangements

In August 2009, the Partnership entered into the UDF III Guaranty for the benefit of Texas Capital, or its permitted successors and assigns, by which the Partnership guaranteed the repayment of up to $5 million owed to Texas Capital with respect to that certain promissory note between UMT Home Finance and Texas Capital.  UMT Home Finance is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection with the UDF III Guaranty, the Partnership entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay the Partnership annually, in advance, an amount equal to 1% of the maximum exposure of the Partnership under the UDF III Guaranty (i.e., $50,000 per annum).  These fees are included in our credit enhancement fees – related party income account.

In March 2010, the Partnership entered into the Resort Island Guaranty for the benefit of BOLC pursuant to which the Partnership guaranteed the repayment of up to $925,000 owed to BOLC with respect to a loan between UDFLOF Resort Island and BOLC.  UDFLOF Resort Island is a wholly owned subsidiary of UDF LOF.  The Partnership’s general partner is an affiliate of UDF LOF.  In connection with the Resort Island Guaranty, the Partnership entered into a letter agreement with UDFLOF Resort Island which provides for UDFLOF Resort Island to pay the Partnership a guaranty fee equal to 1% of the maximum exposure (i.e., $9,250) of the Partnership under the guaranty, which was paid to the Partnership upon the execution of the guaranty and is included in credit enhancement fees – related party income revenue.

In April 2010, the Partnership entered into the UDF IV HF Guaranty for the benefit of CTB pursuant to which the Partnership guaranteed the repayment of up to $6 million owed to CTB with respect to a revolving line of credit loan between UDF IV Home Finance and CTB.  UDF IV Home Finance is a wholly owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV.  In connection with the UDF IV HF Guaranty, the Partnership entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay the Partnership an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum).  The fee is to be paid in 12 equal monthly installments and is included in credit enhancement fees – related party income revenue.

In April 2010, the Partnership entered into the UMT 15th Street Guaranty for the benefit of CTB pursuant to which the Partnership guaranteed the repayment of up to $1.6 million owed to CTB with respect to a loan between UMT 15th Street and CTB.  UMT 15th Street is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection with the UMT 15th Street Guaranty, the Partnership entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, the Partnership provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of the Partnership’s existing and future assets.  In consideration of the Partnership’s secured guaranty, commencing July 31, 2010, UDF I agreed to pay the Partnership a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. These fees are included in credit enhancement fees – related party income revenue.

In August 2010, the Partnership entered into the UDF IV Acquisitions Guaranty for the benefit of CTB pursuant to which the Partnership guaranteed the repayment of up to $8 million owed to CTB with respect to a revolving line of credit loan between UDF IV Acquisitions and CTB.  UDF IV Acquisitions is a wholly owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV.  In connection with the UDF IV Acquisitions Guaranty, the Partnership entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month.  This fee is included in credit enhancement fees – related party income revenue.

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

As of September 30, 2010, the Partnership had 14 outstanding guarantees, including: (1) 11 limited repayment guarantees with total credit risk to the Partnership of approximately $48.9 million, of which approximately $39.9 million had been borrowed against by the debtor; and (2) three letters of credit issued on behalf of borrowers with total credit risk to the Partnership of approximately $2.6 million, of which approximately $2.2 million had been borrowed against by the debtors.

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

Contractual Obligations

As of September 30, 2010, we had originated 56 loans, including 22 loans that have been repaid in full by the respective borrower, totaling approximately $432.5 million.  We have approximately $44.2 million of commitments to be funded under the terms of mortgage notes receivable, including approximately $26.9 million of commitments for mortgage notes receivable – related party and $2.9 million for participation interest – related party.

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

The Partnership has no other outstanding debt or contingent payment obligations, other than approximately $51.5 million of certain loan guarantees or letters of credit discussed above in “– Off-Balance Sheet Arrangements,” that we may be obligated to make to or for the benefit of third-party lenders.

Subsequent Events

In February 2009, the Financial Industry Regulatory Authority (“FINRA”) issued a notice to broker-dealers that sell the units of non-traded real estate direct participation programs, such as the Partnership. This notice informed broker-dealers that they may not report in a customer account statement an estimated unit value that is developed from data more than 18 months old, which in effect requires non-traded direct participation programs to provide broker-dealers with an estimated value per unit of limited partnership interest within 18 months of the completion of their offering stage. The Partnership completed its offering stage in April 2009. Accordingly, to meet FINRA guidelines, on October 22, 2010, Land Development approved an estimated value of the Partnership’s units of limited partnership interest of $20.00 per unit. In making a determination of the estimated value of the Partnership’s units, Land Development assessed the Partnership’s assets, less liabilities, per unit and the execution of the Partnership’s business model set forth in the prospectus regarding the Partnership’s initial public offering of its limited partnership interests. Land Development also engaged an independent firm specializing in the valuation of businesses, partnerships and intellectual property, which derived a range of estimated values per unit using various valuation analyses. The estimated value per unit determined by Land Development is within the range of values derived by the independent firm.

In November 2010, the Partnership deposited $1.5 million into the UTB Deposit Account with UTB for the purpose of providing collateral to UTB for the benefit of UMTH Lending.  The Partnership provided UTB a security interest in the UTB Deposit Account as further collateral for the UTB-UMTH Lending Loan obtained by UMTH Lending from UTB.  In consideration of the Partnership providing the UTB Deposit Account as collateral for the UTB-UMTH Lending Loan, UMTH Lending agreed to pay the Partnership a fee equal to 3% per annum of the amount outstanding in the UTB Deposit Account for each year that the UTB Deposit Account secures the UTB-UMTH Lending Loan.

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

As of September 30, 2010 and December 31, 2009, our mortgage notes receivable of approximately $214.7 million and $202.4 million, respectively, mortgage notes receivable – related party of approximately $55.5 million and $52.0 million, respectively, and participation interest – related party of approximately $57.9 million and $54.7 million, respectively, were all at fixed interest rates, and thus, such mortgage notes receivable are not subject to change in future earnings, fair values or cash flows.

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

 Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Land Development, our general partner, including its principal executive officer and principal financial officer, evaluated, as of September 30, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of September 30, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2010, we had issued an aggregate of 17,644,182 units of limited partnership interest in the Offering, DRIP and Secondary DRIP, consisting of 16,499,994 units issued to our limited partners pursuant to our primary offering in exchange for gross proceeds of approximately $330.3 million, 716,260 units of limited partnership interest issued to limited partners pursuant to our DRIP in exchange for gross proceeds of approximately $14.3 million and 746,165 units of limited partnership interest issued to limited partners pursuant to our Secondary DRIP in exchange for gross proceeds of approximately $14.9 million, less 318,237 units of limited partnership interest that we have repurchased pursuant to our unit redemption program for approximately $6.4 million.  The net offering proceeds to us, after deducting approximately $39.6 million of offering costs, are approximately $290.7 million.  Of the offering costs, approximately $11.2 million was paid to our general partner or affiliates of our general partner for organization and offering expenses and $28.4 million was paid to non-affiliates for selling commissions and other offering fees.  As of September 30, 2010, we had originated 56 loans, including 22 loans that have been repaid in full by the respective borrower, totaling approximately $432.5 million.  We have approximately $44.2 million of commitments to be funded under the terms of mortgage notes receivable, including approximately $26.9 million of commitments for mortgage notes receivable – related party and $2.9 million for participation interest – related party. As of September 30, 2010, we have paid our general partner approximately $9.5 million for acquisition and origination fee expenses associated with the mortgage notes receivable.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2010, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Partnership and Affiliated Purchasers

No units of limited partnership interest were purchased by or on behalf of the Partnership or any affiliated purchaser during the three months ended September 30, 2010.

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

United Development Funding III, L.P.

By:           UMTH Land Development, L.P.
              Its General Partner

Dated:  November 15, 2010                                                                                 By:           /s/ Hollis M. Greenlaw
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