Form 10-K
period 2010-12-31
United Development Funding III, LP
filed 2011-03-31
CIK 1335732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

While there is no established market for the Registrant’s units of limited partnership interest, the Registrant has made an initial public offering of its units of limited partnership interest pursuant to a Registration Statement on Form S-11. The Registrant ceased offering units of limited partnership interest in its primary offering on April 23, 2009. The last price paid to acquire a unit in the Registrant’s primary public offering was $20.00. On October 22, 2010, the general partner of the Registrant approved an estimated value per unit of the Registrant’s limited partnership interests of $20.00 derived from the estimated value of the Registrant’s assets, less the estimated value of the Registrant’s liabilities, and the execution of the Registrant’s business model, divided by the number of units outstanding.  There were approximately 17,491,423 units of limited partnership interest held by non-affiliates at June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 25, 2011, the Registrant had 17,919,420 units of limited partnership interest outstanding.

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-K
Year Ended December 31, 2010

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this Annual Report on Form 10-K.

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

Our initial public subscribers were accepted as limited partners on July 3, 2006.  As of December 31, 2010, we had issued an aggregate of 17,782,903 units of limited partnership interest in the Offering and the Secondary DRIP, consisting of 16,499,994 units that have been issued to our limited partners pursuant to our primary offering in exchange for gross proceeds of approximately $330.3 million, 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 884,886 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $17.7 million, minus 318,237 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $6.4 million.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

Our Partnership Agreement provides that we will continue in existence until December 31, 2028, unless sooner terminated as provided in the Partnership Agreement or unless such term is extended by the general partner and the majority vote of the limited partners.

Loan Portfolio

As of December 31, 2010, we had originated 58 loans (24 of which were repaid in full by the respective borrowers) with an aggregate principal amount of approximately $456.9 million.  As of December 31, 2010, there are approximately $65.9 million of commitments to be funded, including approximately $54.5 million to related parties, under the terms of mortgage notes receivable and participation interests.

Approximately 96% of the outstanding aggregate principal amount of mortgage notes originated by us are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 1% are secured by properties located in Arizona. Approximately 59% of the outstanding aggregate principal amount of mortgage notes originated by us as of December 31, 2010 are secured by properties located in the Dallas, Texas area; approximately 21% are secured by properties located in the Austin, Texas area; approximately 8% are secured by properties located in the Houston, Texas area; approximately 6% are secured by properties located in the Lubbock, Texas area; approximately 2% are secured by properties located in the San Antonio, Texas area; approximately 3% are secured by properties located in the Denver, Colorado area; and approximately 1% are secured by properties located in the Kingman, Arizona area.  Security for such loans takes the form of either a direct security interest represented by a first or second lien on the respective property and/or an indirect security interest represented by a pledge of the ownership interests of the entity which holds title to the property.  15 of the 34 loans outstanding as of December 31, 2010, representing approximately 81% of the aggregate principal amount of the outstanding loans, are made with respect to projects that are presently selling finished home lots to national public or regional private homebuilders, or are made with respect to a project in which one of these homebuilders holds an option to purchase the finished home lots and has made a significant forfeitable earnest money deposit. 21 of the 34 loans outstanding as of December 31, 2010, representing approximately 67% of the aggregate principal amount of the outstanding loans, are made to developer entities which hold ownership interests in projects other than the project funded by us.  10 of the 34 loans outstanding as of December 31, 2010, representing approximately 79% of the aggregate principal amount of the outstanding loans, are secured by multiple single-family residential communities.  13 of the 34 loans outstanding as of December 31, 2010, representing approximately 61% of the aggregate principal amount of the outstanding loans, are secured by a personal guarantee of the developer in addition to a lien on the real property or the equity interests in the entity that holds the real property.

The average interest rate payable with respect to the 34 loans outstanding as of December 31, 2010 is 14%, and the average term of each loan is approximately 26 months.

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

Cash available for distributions consists of the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions are currently paid to the limited partners as a 9.75% annualized return on a pro rata basis based on the number of days the limited partner has been invested in the Partnership.  Retained earnings would contain a surplus if the cash available for distribution less the 9.5% reserve exceeded the monthly distributions to the general partner and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distributions to the general partner and limited partners.  It is the intent of management to monitor and distribute such surplus on an annual basis.  The chart below summarizes the approximate amount of distributions to our general partner and limited partners, the retained earnings reserve and the retained earnings deficit as of December 31, 2010 and 2009:

	As of December 31,
	2010		2009
General Partner	$10,919,000	(1)	$6,789,000
Limited Partners	89,358,000	(2)	55,337,000	(3)
Retained Earnings Reserve	2,663,000		844,000
Retained Earnings Deficit	(7,402,000)		(5,413,000)

________________

(1)   approximately $7.9 million paid in cash and $3 million has been declared, but not paid.

(2) approximately $57.4 million paid in cash and approximately $32.0 million reinvested in 1,601,146 units of limited partnership interest under the DRIP and Secondary DRIP.

(3) approximately $34.8 million paid in cash and approximately $20.5 million reinvested in 1,026,716 units of limited partnership interest under the DRIP and Secondary DRIP.

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

If there is no third-party financing for a development project, our lien on the subject parcels is a first priority lien. If there is third-party financing, our lien on the subject parcels is subordinate to such financing. We enter each loan prepared to assume or retire any senior debt if necessary to protect our capital. We seek to enter into agreements with third-party lenders that require the third-party lenders to notify us of a default by the developer under the senior debt and allow us to assume or retire the senior debt upon any default under the senior debt.  As of December 31, 2010, 13% of the aggregate principal amount of mortgage notes we have originated was in a first lien position and 87% of the aggregate principal amount of mortgage notes we have originated was secured by a subordinate lien position, a pledge of partnership interests, or by both.

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

Underwriting Criteria

When selecting mortgage loans and investments that we intend to originate or purchase, our general partner adheres to the following underwriting criteria:
•
Liens.  All loans and investments made by us must be evidenced by a note and must be secured (1) by a first or second lien that is insured by a title insurance company, (2) by a pledge of the partnership interests in the special purpose entity holding the property or by both a subordinate lien position and a pledge of the partnership interests in the special purpose entity, or (3) by a commitment as to the priority of the loan or the condition of title.  In addition, our loans and investments may be secured by a pledge of additional ownership interests of the developer and its affiliates in other development projects.

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

•	Geographical Boundaries. We may buy or originate loans in any of the 48 contiguous United States. As of December 31, 2010, we have originated loans in Texas, Colorado, Arizona and New Mexico.

Credit Facility

On September 21, 2009, the Partnership entered into a Loan and Security Agreement (the “Loan Agreement”) with Wesley J. Brockhoeft (the “Lender”) pursuant to which the Lender has provided the Partnership with a revolving credit facility in the maximum principal amount of $15 million (the “Brockhoeft Credit Facility”). The interest rate on the Brockhoeft Credit Facility is equal to 10% per annum.  Accrued interest on the outstanding principal amount of the Brockhoeft Credit Facility is payable monthly.  The Brockhoeft Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets.  In consideration of the Lender originating the Brockhoeft Credit Facility, the Partnership paid the Lender an origination fee in the amount of $300,000.  On June 21, 2010, the Partnership entered into the First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”).  Pursuant to the Amended Loan Agreement, the maturity date on the Brockhoeft Credit Facility was extended from September 20, 2010 to June 21, 2012.  In addition, in accordance with the Amended Loan Agreement, the Partnership’s existing and future assets secure our guaranty of a $15 million loan (the “UDF I – Brockhoeft Loan”) from the Lender in favor of United Development Funding, L.P., an affiliated Delaware limited partnership (“UDF I”).  The Amended Loan Agreement also provides for cross-default of the Brockhoeft Credit Facility with the UDF I – Brockhoeft Loan.  In consideration for amending the loan, the Partnership paid the Lender an amendment fee in the amount of $150,000.

The intent of the Brockhoeft Credit Facility is to utilize it as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans.  The Partnership does not intend to use the Brockhoeft Credit Facility to provide long-term or permanent leverage on Partnership investments. Proceeds from the operations of the Partnership will be used to repay the Brockhoeft Credit Facility.  As of December 31, 2010, $15 million in principal was outstanding under the Brockhoeft Credit Facility.  Interest expense associated with the Brockhoeft Credit Facility was approximately $1.5 million for the year ended December 31, 2010.

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

Our general partner was organized in March 2003 and serves as the asset manager for UDF I and United Development Funding II, L.P. (“UDF II”), each a Delaware limited partnership and related party.  An affiliate of our general partner serves as the advisor to United Mortgage Trust (“UMT”) and United Development Funding IV (“UDF IV”), each of which is a Maryland real estate investment trust.  Our general partner serves as the asset manager for UDF IV.  Our general partner manages and is also the general partner of United Development Funding Land Opportunity Fund, L.P., a Delaware limited partnership and related party (“UDF LOF”).  UDF I, UDF II, UDF LOF and UDF IV are real estate finance companies that engage in the business in which we engage and in which we intend to engage.

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

Housing Industry

The U.S. housing market has suffered declines over the past four years, particularly in geographic areas that had previously experienced rapid growth, steep increases in property values and speculation.  In 2009, the homebuilding industry was focused on further reducing supply and inventory overhang of new single-family homes. In 2010, national and regional homebuilders began increasing the number of homes constructed from the number constructed in 2009. We believe that while demand for new homes has been affected across the country by the general decline of the housing industry, the housing markets in the geographic areas in which we have invested and intend to invest have not been impacted as greatly. Further, we believe that, as a result of the inventory reductions and corresponding lack of development over the past few years, the supply of new homes and finished lots have generally aligned with market demand in most real estate markets; more homes will be started in 2011 than in 2010; and we will likely see continued demand for our products in 2011.

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

Financial Information About Industry Segments

Our current business consists only of originating, acquiring, servicing and managing mortgage loans on real property, acquiring participation interests in third-party mortgage loans on real property and issuing or acquiring an interest in credit enhancements to borrowers.  We internally evaluate our activities as one industry segment, and, accordingly, we do not report segment information.

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

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our general partner in the identification of real estate loans and the determination of any financing arrangements. Investors must rely entirely on the management ability of our general partners.  We cannot be sure that our general partner will be successful in obtaining suitable investments on financially attractive terms or at all, or that, if it makes investments on our behalf, our objectives will be achieved. If we, through our general partner, are unable to find suitable investments, it will be solely at the discretion of our general partner what action, if any, will be taken. In such an event, our ability to achieve our investment objectives and pay distributions to our limited partners would be adversely affected.

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

Developers to whom we make loans and with whom we enter into subordinate debt positions use the proceeds of our loans and investments to develop raw real estate into residential home lots.  The developers obtain the money to repay our development loans by reselling the residential home lots to homebuilders or individuals who build single-family residences on the lots.  The developer’s ability to repay our loans is based primarily on the amount of money generated by the developer’s sale of its inventory of single-family residential lots.

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

Also, historically, the homebuilding industry uses expectations for future volume growth as the basis for determining the optimum amount of land and lots to own.  In light of the much weaker market conditions encountered in 2006, which further deteriorated in 2007 and 2008 before bottoming in 2009, we believe that expectations have changed and that the homebuilding industry significantly slowed its purchases of land and lots as part of its strategy to reduce inventory to reflect the reduced rate of production.

We believe that the difficult conditions within the homebuilding industry reached a bottom in early 2009 and demand continues to be challenged in many markets.  According to a joint release from the U.S. Department of Housing and Urban Development and the Census Bureau, the sale of new single-family homes in December 2010 was estimated to be at a seasonally-adjusted rate of 325,000, 8.7% below the December 2009 estimate.  The median sales price of new homes sold in December 2010 was $235,000; the average sales price was $290,700.  The seasonally-adjusted estimate of new houses for sale at the end of December 2010 was 189,000, representing a supply of 7.0 months at the December 2010 sales rate.

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

We believe that housing market conditions remain challenging, and we cannot predict the duration or ultimate severity of such conditions.  However, it is our intention to invest in stable markets demonstrating strong housing fundamentals and correcting markets with strong housing fundamentals.  Our operations could be negatively affected to the extent that the housing industry downturn is prolonged or becomes more severe.

The reduction in availability of mortgage financing and the volatility and reduction in liquidity in the financial markets have adversely affected our business, and the duration and ultimate severity of the effects are uncertain.

Since 2007, the mortgage lending industry has experienced significant instability due to, among other things, defaults on subprime loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years.  This has led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums. Deterioration in credit quality among subprime and other nonconforming loans has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not conforming loans, FHA/VA-eligible loans or jumbo loans (which meet conforming underwriting guidelines other than loan size).  Fewer loan products and tighter loan qualifications and any other limitations or restrictions on the availability of those types of financings in turn make it more difficult for some borrowers to finance the purchase of new homes and for some buyers of existing homes from move-up new home buyers to finance the purchase of the move-up new home buyer’s existing home. These factors have served to reduce the affordability of homes and the pool of qualified homebuyers and made it more difficult to sell to first time and first time move-up buyers which have long made up a substantial part of the affordable housing market. These reductions in demand increase the likelihood of defaults on our development loans and, consequently, reduce our ability to pay distributions to our limited partners.  The duration and severity of such effects remain uncertain.

We also believe that the liquidity provided by Fannie Mae (Federal National Mortgage Association) and Freddie Mac (Federal Home Loan Mortgage Corporation) (“Government Sponsored Enterprises” or “GSEs”) to the mortgage industry is very important to the housing market. These entities have reported severe losses as a result of deteriorating housing and credit market conditions. These losses have reduced their equity and limited their ability to acquire mortgages. The director of the Federal Housing Finance Agency (“FHFA”), James B. Lockhart III, on September 7, 2008 announced his decision to place Fannie Mae and Freddie Mac into a conservatorship run by FHFA. That plan contained three measures: an increase in the line of credit available to the GSEs from the U.S. Treasury, so as to provide liquidity; the right of the U.S. Treasury to purchase equity in the GSEs, so as to provide capital; and a consultative role for the Federal Reserve in a reformed GSE regulatory system. The U.S. Treasury later announced a further increase in the line of credit available to the GSEs, providing guaranteed backing for all losses that they suffer.  The U.S. Treasury’s support of the two GSEs while under conservatorship of the FHFA is intended to promote stability in the secondary mortgage market and lower the cost of funding. The GSEs modestly increased their mortgage-backed securities portfolios through the end of 2009. Then, to address systemic risk, their portfolios have begun to be gradually reduced, largely through natural run off, and will eventually stabilize at a lower, less risky size. To further support the availability of mortgage financing for millions of Americans, the U.S. Treasury initiated a temporary program to purchase GSE mortgage-backed securities, which expired with the U.S. Treasury’s temporary authorities in December 2009.  Coinciding with the Treasury purchase program was the Federal Reserve, which purchased $1.25 trillion worth of mortgage-backed securities through the end of March 2010.  This program ended on March 31, 2010, as scheduled by the Federal Reserve.  As of the date of this annual report, the 30-year fixed-rate single-family residential mortgage interest rate remains below the rate that was available at the conclusion of the period of Federal Reserve purchases.  We believe that such stability at low rates indicates that the secondary residential mortgage market is operating smoothly independent of the support previously provided by the Federal Reserve. However, any limitations or restrictions on the availability of financing or on the liquidity provided by the GSEs could adversely affect interest rates and mortgage availability and could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our limited partners.

The homebuilding industry’s strategies in response to the adverse conditions in the industry have had limited success, and the continued implementation of these and other strategies may not be successful.

Since the downturn began, most homebuilders have been focused on generating positive operating cash flow, resizing and reshaping their product for a more price-conscious consumer and adjusting finished new home inventories to meet demand, and did so in many cases by significantly reducing the new home prices and increasing the level of sales incentives.  Notwithstanding these sales strategies, homebuilders continued to experience an elevated rate of sales contract cancellations in 2010 after briefly falling in the months before the expiration of the federal homebuyer tax credit.  We believe that the heightened cancellation rate is largely due to a decrease in consumer confidence, due principally to the constant and negative national housing, financial industry, and economic news.  A more restrictive mortgage lending environment, unemployment and the inability of some buyers to sell their existing homes have also impacted cancellations.  Many of the factors that affect new sales and cancellation rates are beyond the control of the homebuilding industry.

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

Since 2007, the mortgage lending industry has experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults.  This in turn resulted in a decline in the market value of many mortgage loans and related securities.  Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years.  Credit requirements tightened, and investor demand for mortgage loans and mortgage-backed securities declined.  The deterioration in credit quality has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not eligible for sale to Fannie Mae or Freddie Mac or loans that do not meet Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) requirements.  In general, fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans in turn make it more difficult for many buyers to finance the purchase of homes.  These factors serve to reduce the pool of qualified homebuyers and made it more difficult to sell to first time and move-up buyers.

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

In recent years, a growing number of homebuyers used down payment assistance programs, which allowed them to receive gift funds from non-profit corporations as a down payment.  Homebuilders had been a source of funding for these programs.  However, the American Housing Rescue and Foreclosure Prevention Act of 2008 eliminated seller-funded down payment assistance on FHA-insured loans approved on or after October 1, 2008.  With the elimination of these gift fund programs, we expect that homebuilders will seek other financing alternatives to assist their customers, and seek down payment programs for those customers who meet applicable guidelines.  There can be no assurance, however, that any such alternative programs are available or as attractive to homebuyers as the programs previously offered, and new home sales could suffer.

Because of the decline in the availability of other mortgage products, FHA and VA mortgage financing support has become a more important factor in marketing new homes.  The American Housing Rescue and Foreclosure Prevention Act of 2008, however, includes a provision that increases a buyer’s down payment from at least 3% to at least 3.5% of the appraised value of the property on FHA-insured loans.  This down payment requirement may impact the ability of homebuilders that meet the FHA guidelines to obtain financing.  Additionally, this limitation and other limitations or restrictions on the availability of FHA and VA financing could adversely affect interest rates, mortgage availability and new home sales and mortgage loans.

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

Developers to whom we make loans and with whom we enter into subordinate debt positions will use the proceeds of our loans and investments to develop raw real estate into residential home lots. The developers obtain the money to repay our development loans by reselling the residential home lots to home builders or individuals who build a single-family residence on the lot. The developer’s ability to repay our loans is based primarily on the amount of money generated by the developer’s sale of its inventory of single-family residential lots. If interest rates increase, the demand for single-family residences is likely to decrease. In a climate of higher interest rates, developers to which we have loaned money may be unable to generate sufficient income from the resale of single-family residential lots to repay our loans. Accordingly, increases in single-family mortgage interest rates could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our development loans and, consequently, reduce our ability to pay distributions to our limited partners.

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

All of the loans we have made and, we expect, all of the loans we will make, are or will be secured by (1) an underlying lien on the real property to be developed, (2) a pledge of some or all of the equity interests in the developer entity, (3) personal guarantees of the principals of the developer entity, and/or (4) by a pledge of other assets owned by the developer or of ownership interests in the developer entity. To the extent that the value of the property that serves as security for these loans or investments is lower than we expect, the value of our assets, and consequently our ability to pay distributions to our limited partners, will be adversely affected.

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

Our general partner seeks to equitably apportion among us and the other United Development Funding programs all suitable investment opportunities of which it becomes aware. We entered into a participation agreement with UDF I, UDF II, UDF LOF and UDF IV pursuant to which we invest in the same loans and transactions as UDF I, UDF II, UDF LOF and UDF IV on a pro rata basis based on the amount of capital held by each entity that is available for investment.  However, circumstances may arise, due to availability of capital or other reasons, when it is not possible for us to make an investment on such a pro rata basis. Our general partner may determine not to invest in otherwise suitable investments in which other United Development Funding programs will participate in order for us to avoid unrelated business taxable income, or “UBTI,” which is generally defined as income derived from any unrelated trade or business carried on by a tax-exempt entity or by a partnership of which it is a member, and which is generally subject to taxation.  We cannot assure limited partners that we will be able to invest in all investment opportunities of which our general partner becomes aware that may be suitable for us on a pro rata basis or otherwise.

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

Because our general partner and its affiliates control us, UDF I, UDF II, UDF IV and UDF LOF, agreements and transactions among the parties with respect to any co-investment among two or more of such parties will not have the benefit of an arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these co-investment arrangements, we may not have a first priority position with respect to the underlying collateral. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. In addition, to the extent that our co-venturer is an affiliate of our general partner, certain conflicts of interest will exist.

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

Effective October 15, 2010, except as described below for redemptions upon the death of a limited partner, the purchase price for the redeemed units, for the period beginning after a limited partner has held the units for a period of one year, will be (i) 92% of the Estimated Unit Value (as defined below) for any units held less than two years, (ii) 94% of the Estimated Unit Value for any units held for at least two years but less than three years, (iii) 96% of the Estimated Unit Value for any units held at least three years but less than four years, (iv) 98% of the Estimated Unit Value for any units held at least four years but less than five years; and (v) 100% of the Estimated Unit Value for any units held at least five years. The price the Partnership will pay for redeemed units will be offset by any net proceeds from capital transactions previously distributed to the redeeming limited partner in respect of such units as a return of his or her capital contributions.  In addition, effective October 15, 2010, the purchase price for units redeemed upon the death of a limited partner will be 100% of the Estimated Unit Value, with the aggregate annual number of units redeemed for all deceased limited partners not to exceed 1% of units outstanding in the preceding twelve-month period. The price the Partnership will pay for units redeemed upon the death of a limited partner will be offset by any net proceeds from capital transactions previously distributed to the deceased limited partner, or his or her estate, in respect of such units as a return of capital contributions.  For purposes of establishing the redemption price per unit, “Estimated Unit Value” shall mean the most recently disclosed reasonable estimated value of the Partnership’s units of limited partnership interest as determined by the general partner of the Partnership.  On October 22, 2010, the general partner of the Partnership determined the Estimated Unit Value to be $20.00 per unit, which will be used as the Estimated Unit Value until such time as the general partner of the Partnership provides a new estimated value of the Partnership’s units of limited partnership interest.

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

Our general partner and its affiliates perform services for us in connection with the offer and sale of the units, the selection and acquisition of our investments, and the administration of our investments. Our general partner and its affiliates are paid fees for such services, which reduces the amount of cash available for investment in properties or distribution to limited partners.

We are under no obligation to pay cash distributions.  Distributions may be paid from capital and there can be no assurance that we will be able to pay or maintain cash distributions, or that distributions will increase over time.

There are many factors, including factors beyond our control, that can affect the availability and timing of cash distributions to limited partners. Distributions will be based principally on cash available from our loans, real estate securities and other investments. The amount of cash available for distributions will be affected by our ability to invest in mortgage loans, mezzanine loans or participations in loans as funds are available, the yields on the mortgage loans in which we invest, amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income) and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We are under no obligation to pay cash distributions and we can provide no assurance that we will be able to pay or maintain distributions or that distributions will increase over time. We also cannot give any assurance that income from the loans we make or acquire, or in which we participate, will increase or that future investments will increase our cash available for distributions to limited partners. Our actual results may differ significantly from the assumptions used by our general partner in establishing the distribution rate to limited partners.

There are no limitations on our general partner’s ability to declare distributions in excess of available cash. We may fund our distributions from borrowings or the net proceeds of the Secondary DRIP. Accordingly, the amount of distributions paid at any time may not reflect current cash flow from our investments. To the extent distributions are paid from the proceeds of the Secondary DRIP or from borrowings, we will have less capital available to invest in mortgage loans, which may negatively impact our ability to make investments and substantially reduce current returns to our limited partners. In addition, our general partner, in its discretion, may reinvest or retain for working capital any portion of our cash on hand. We cannot assure limited partners that sufficient cash will be available to pay distributions to limited partners.

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

The interest-only loans we make or acquire may be subject to a greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

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

A substantial portion of all of our loans will be fixed-interest rate loans. Market interest rates on investments comparable to the units could materially increase above the general level of our fixed-rate loans. Our distributions could then be less than the yield limited partners may obtain from these other investments. We may also make loans with variable interest rates, which would cause variations in the yield to us from these loans. All of our variable rate loans contain a floor rate not lower than the original interest rate. We may make loans with interest rate guarantee provisions in them, requiring a minimum period of months or years of earned interest even if the loan is paid off during the guarantee period. The duration of the guarantee is subject to negotiation and will likely vary from loan to loan. Other than these provisions, the majority of our loans will not include prepayment penalties for a borrower paying off a loan prior to maturity. The absence of a prepayment penalty in our loans may lead borrowers to refinance higher interest rate loans in a market of falling interest rates. This would then require us to reinvest the prepayment proceeds in loans or alternative short-term investments with lower interest rates and a corresponding lower yield to limited partners. All of these risks increase as the length of maturity of a loan increases and the amount of cash available for new higher interest loans decreases. A material increase in market interest rates could result in a decrease in the supply of suitable mortgage loans to us, as there will likely be fewer attractive transactions for borrowers and less activity in the marketplace.

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

We have borrowed money to provide transitory indebtedness, which may increase our limited partners’ risks if a default occurs.

We have utilized, and may continue to utilize, credit facilities as transitory indebtedness indebtednessto provide liquidity and to reduce and avoid the need for large idle cash reserves, such as utilizing borrowings under the credit facilities to fund identified investments pending receipt of proceeds from the partial or full repayment of loans.

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

Domestic and international financial markets currently are experiencing significant dislocations which have been brought about in large part by failures in the U.S. banking system.  These dislocations have severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit.  If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments.  If this dislocation in the credit markets persists, our ability to borrow monies to finance investments in real estate assets will be negatively impacted.  If we are unable to borrow monies on terms and conditions that we find acceptable, or at all, we likely will have to reduce the number of real estate investments we can make, and the return on the investments we do make likely will be lower.  All of these events could have an adverse effect on our results of operations, financial condition and ability to pay distributions.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We may provide financing for borrowers that will develop and construct improvements to land at a fixed contract price. We will be subject to risks relating to uncertainties associated with re-zoning for development and environmental concerns of governmental entities and/or community groups and our developers’ ability to control land development costs or to build infrastructure in conformity with plans, specifications and timetables deemed necessary by builders. A developer’s failure to perform may necessitate legal action by us to compel performance. Performance may also be affected or delayed by conditions beyond such developer’s control. Delays in completion of construction could also give builders the right to terminate preconstruction lot purchase contracts. These and other similar factors can result in increased costs to the borrower that may make it difficult for the borrower to make payments to us. Furthermore, we must rely upon projections of lot take downs, expenses and estimates of the fair market value of property when evaluating whether to make development loans. If our projections are inaccurate, and we are forced to foreclose on a property, our return on our investment could suffer.

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

While we intend to enter into loans and agreements with respect to properties throughout the United States, we have thus far funded loans relating to properties located in Texas, Colorado, Arizona and New Mexico.  We also expect to enter into transactions with respect to properties located in Florida and California when homes and land inventories are aligned and prices correct in these markets.  If the residential real estate market or general economic conditions in these geographic areas decline, the developers’ ability to sell completed project parcels located in these areas may be impaired, we may experience a greater rate of default on the loans we make with respect to properties in these areas and the value of the parcels that secure our loans in these areas could decline. Any of these events could materially adversely affect our business, financial condition or results of operations more so than if our investments were more geographically diversified.

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

We cannot at the present time predict the unintended consequences and market distortions that may stem from far-ranging governmental intervention in the economic and financial system or from regulatory reform of the oversight of financial markets.

The U.S. government, the Federal Reserve, the U.S. Treasury, the SEC and other governmental and regulatory bodies have taken or are taking various actions to address the financial crisis. The far-ranging government intervention in the economic and financial system may carry unintended consequences and cause market distortions. We are unable to predict at this time the extent and nature of such unintended consequences and market distortions, if any.  On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act may impact the securitization market in that it requires, among other things, that a securitizer generally retain not less than 5% of the credit risk for certain types of securitized assets that are transferred, sold or conveyed through issuance of an asset-backed security. Also, the SEC has proposed significant changes to Regulation AB, which, if adopted in their present form, could have sweeping changes to commercial and residential mortgage loan securitization markets as well as to the market for the re-securitization of mortgage-backed securities. There can be no assurances that such actions will have a beneficial impact on the financial markets. In addition to the foregoing, the United States Congress and/or various state and local legislatures may enact additional legislation or regulatory action designed to address the current economic crisis or for other purposes that could have a material and adverse effect on our ability to execute our business strategies. We cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on our business, results of operations and financial condition.

Federal Income Tax Risks

The Internal Revenue Service may challenge our characterization of material tax aspects of limited partners’ investments in our units.

An investment in units involves material income tax risks. Limited partners are urged to consult with their own tax advisor with respect to the federal, state and foreign tax considerations of an investment in our units. We will not seek any rulings from the Internal Revenue Service or any other taxing authority regarding any tax issues.

Investors may realize taxable income without cash distributions, and limited partners may have to use funds from other sources to pay their tax liabilities.

Limited partners will be required to report their allocable share of our taxable income on their individual income tax return regardless of whether they have received any cash distributions from us. It is possible that limited partners’ units will be allocated taxable income in excess of their cash distributions. We have established reserves for working capital, our unit redemption program and to recover some of the organization and offering expenses incurred in connection with the Offering. The establishment and maintenance of these reserves reduces the amount of cash otherwise distributable to limited partners and could result in limited partners being distributed less cash than the taxable income allocated to them. Further, if limited partners participate in our Secondary DRIP, they will be allocated their share of our net income, including net income allocable to units acquired pursuant to our Secondary DRIP, even though they will receive no cash distributions from us. We cannot assure limited partners that cash flow will be available for distribution in any year. As a result, limited partners may have to use funds from other sources to pay their tax liability.

We could be characterized as a publicly traded partnership, which would have an adverse tax effect on limited partners.

If the Internal Revenue Service were to classify us as a publicly traded partnership, we could be taxable as a corporation, and distributions made to limited partners could be treated as portfolio income to limited partners rather than passive income. We cannot assure limited partners that the Internal Revenue Service will not challenge our conclusion that we are not a publicly traded partnership or that we will not be treated as a publicly traded partnership at some time in the future due to the following factors:
•	the complex nature of the Internal Revenue Code safe harbors;
•	the lack of interpretive guidance with respect to such provisions; and
•	the speculative nature of the facts underlying any determination in this regard.

The deductibility of losses will be subject to passive loss limitations, and therefore their deductibility will be limited.

Limited partnership units will be allocated their pro rata share of our tax losses. Section 469 of the Internal Revenue Code limits deductions for losses attributable to passive activities, which are defined generally as activities in which the taxpayer does not materially participate. Any of our tax losses allocated to investors will be characterized as passive losses, and accordingly, the deductibility of such losses will be subject to Section 469 limitations. Losses from passive activities are generally deductible only to the extent of a taxpayer’s income or gains from passive activities and will not be allowed as an offset against other income, including salary or other compensation for personal services, active business income or “portfolio income,” which includes non-business income derived from dividends, interest, royalties, annuities and gains from the sale of property held for investment. Accordingly, limited partners may receive no current benefit from their share of our tax losses unless they are currently being allocated passive income from other sources.

 The Internal Revenue Service may challenge our allocations of profit and loss, and any reallocation of items of income, gain, deduction and credit could reduce anticipated tax benefits.

The Internal Revenue Service may successfully challenge the allocations in the Partnership Agreement and reallocate items of income, gain, loss, deduction and credit in a manner that reduces anticipated tax benefits. The tax rules applicable to allocation of items of taxable income and loss are complex. The ultimate determination of whether allocations adopted by us will be respected by the Internal Revenue Service will depend upon facts that will occur in the future and that cannot be predicted with certainty or completely controlled by us. If the allocations we use are not respected, limited partners could be required to report greater taxable income or less taxable loss with respect to an investment in us and, as a result, pay more tax and associated interest and penalties. Our limited partners might also be required to incur the costs of amending their individual income tax returns.

We may be audited, which could result in the imposition of additional tax, interest and penalties.

Our federal income tax returns may be audited by the Internal Revenue Service, which could result in an audit of limited partners’ tax returns that may require adjustments of items unrelated to their investment in us, in addition to adjustments to various Partnership items. In the event of any such adjustments, limited partners might incur attorneys’ fees, court costs and other expenses contesting deficiencies asserted by the Internal Revenue Service. Limited partners may also be liable for interest on any underpayment and penalties from the date their taxes were due originally. The tax treatment of all Partnership items generally will be determined at the partnership level in a single proceeding rather than in separate proceedings with each partner, and our general partner is primarily responsible for contesting federal income tax adjustments proposed by the Internal Revenue Service. In this connection, our general partner may extend the statute of limitations as to all partners and, in certain circumstances, may bind the partners to a settlement with the Internal Revenue Service. Further, our general partner may cause us to elect to be treated as an electing large partnership. If it does, we could take advantage of simplified flow-through reporting of Partnership items. Adjustments to Partnership items would continue to be determined at the partnership level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Our general partner will have the discretion in such circumstances either to pass along any such adjustments to the partners or to bear such adjustments at the partnership level.

State and local taxes and a requirement to withhold state taxes may apply, and if so, the amount of net cash from operations payable to limited partners would be reduced.

The state in which a limited partner resides may impose an income tax upon such limited partner’s share of our taxable income. Further, states in which we own properties acquired through foreclosure may impose income taxes upon a limited partner’s share of our taxable income allocable to any Partnership property located in that state. Many states have also implemented or are implementing programs to require partnerships to withhold and pay state income taxes owed by non-resident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable to limited partners. Limited partners may also be required to file income tax returns in some states and report their share of income attributable to ownership and operation by the Partnership of properties in those states. In the event we are required to withhold state taxes from limited partners’ cash distributions, the amount of the net cash from operations otherwise payable to limited partners would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses that would have the effect of reducing cash available for distribution to limited partners. Limited partners are urged to consult with their own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements on an investment in our units.

Legislative or regulatory action could adversely affect limited partners.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our units. Additional changes to the tax laws are likely to continue to occur, and we cannot assure limited partners that any such changes will not adversely affect their taxation, the investment in our units or the market value or the resale potential of our properties. Limited partners are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in units and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our units.

There are special considerations that apply to pension or profit sharing trusts or IRAs investing in our units, including potential adverse effects under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Internal Revenue Code.

Special considerations apply to the following entities invested in our units:  tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans described in Section 3(3) of ERISA and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (e.g., IRAs or annuities described in Sections 408 or 408A of the Internal Revenue Code, annuities described in Sections 403(a) or (b) of the Internal Revenue Code, Archer Medical Savings Accounts described in Section 220(d) of the Internal Revenue Code, health savings accounts described in Section 223(d) of the Internal Revenue Code, or Coverdell education savings accounts described in Section 530 of the Internal Revenue Code) (“Benefit Plans” or “IRAs”).  If investors are investing the assets of a Benefit Plan or IRA in our units of limited partnership interest, they should satisfy themselves that, among other things:

•	their investment is consistent with the applicable provisions of, and their fiduciary obligations under, ERISA and the Internal Revenue Code applicable to their Benefit Plan or IRA;

•	their investment is made in accordance with the documents and instruments governing their Benefit Plan or IRA (including the investment policy of their Benefit Plan or IRA, if applicable);

•	their investment satisfies the prudence, diversification and other requirements of ERISA and the Internal Revenue Code that may apply to their Benefit Plan or IRA;

•	their investment will not impair the liquidity needs and distribution requirements of the Benefit Plan or IRA;

•	their investment will not produce or result in UBTI for the Benefit Plan or IRA;

•
they will be able to value the assets of the Benefit Plan or IRA annually or more frequently in accordance with applicable ERISA and Internal Revenue Code requirements, and any applicable provisions of the Benefit Plan or IRA; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil or criminal penalties and could subject the responsible fiduciaries to liability and equitable remedies.  In addition, if an investment in our units constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the “party-in-interest” or “disqualified person” who engaged in the prohibited transaction may be subject to the imposition of excise taxes with respect to the amount involved and may be required to “correct” or reverse the prohibited transaction.

Plans or arrangements that constitute governmental plans or church plans that are exempt from ERISA and many Internal Revenue Code requirements are not included in the above summary.  For such plans and arrangements, applicable laws (such as state laws) may impose fiduciary responsibility requirements in connection with the investment of assets, and may have prohibitions that operate similarly to the prohibited transaction rules of ERISA and the Internal Revenue Code, but which may also vary significantly from such prohibitions.  For any governmental or church plan, or other plans or arrangements not subject to ERISA, persons responsible for the investment of the assets of such plans or arrangements should carefully consider the impact of such laws on an investment in our units.

We may terminate the Secondary DRIP or dissolve UDF III if our assets are deemed to be “plan assets” or if we engage in prohibited transactions.

If our assets were deemed to be the assets of qualified plans investing as limited partners (“plan assets”), our general partner would be considered to be a plan fiduciary and certain contemplated transactions between our general partner or its affiliates and us may be deemed to be prohibited transactions subject to excise taxation under Section 4975 of the Internal Revenue Code. Additionally, if our assets were deemed to be plan assets, ERISA’s fiduciary standards would extend to the general partner as a plan fiduciary with respect to our investments. We have not requested an opinion of our counsel regarding whether or not our assets would constitute plan assets under ERISA, nor have we sought any rulings from the U.S. Department of Labor (the “Department of Labor”) regarding classification of our assets.

Department of Labor regulations defining plan assets for purposes of ERISA contain exemptions that, if satisfied, would preclude assets of a limited partnership such as ours from being treated as plan assets. However, we cannot assure limited partners that our Partnership Agreement and the Offering and Secondary DRIP have been structured so that the exemptions in such regulations would apply to us, and although our general partner intends that an investment by a qualified plan in our units will not be deemed an investment in our assets, we can make no representations or warranties of any kind regarding the consequences of such an investment. Plan fiduciaries are urged to consult with and rely upon their own advisors with respect to this and other ERISA issues that, if decided adversely to us, could result in prohibited transactions, which would cause the imposition of excise taxation and the imposition of co-fiduciary liability under Section 405 of ERISA in the event actions undertaken by us are deemed to be non-prudent investments or prohibited transactions.

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

If limited partners intend to purchase units through their IRA, or if limited partners are a trustee of an IRA or other fiduciary of a retirement plan considering an investment in units, they must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our investments have not generated sufficient income at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code likely will require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units without any corresponding cash distributions with which to pay the income tax liability attributable to any such distribution. Also, fiduciaries of a retirement plan should consider that, for distributions subject to mandatory income tax withholding under Section 3405 of the Internal Revenue Code, the fiduciary may have an obligation, even in situations involving in-kind distributions of units, to liquidate a portion of the in-kind units distributed in order to satisfy such withholding obligations. There may also be similar state and/or local tax withholding or other obligations that should be considered.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We do not maintain any physical properties.  Our operations are conducted at the offices of our general partner at 1301 Municipal Way, Grapevine, Texas.

Item 3.  Legal Proceedings.

None.

Item 4. [Reserved.]

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our limited partnership units, and we do not expect that one will develop.  This illiquidity creates a risk that a limited partner may not be able to sell units at a time or price acceptable to the limited partner.  In February 2009, the Financial Industry Regulatory Authority (“FINRA”) issued a notice to broker-dealers that sell units of non-traded real estate direct participation programs, such as the Partnership’s. This notice informed broker-dealers that they may not report in a customer account statement an estimated unit value that is developed from data more than 18 months old, which in effect requires non-traded direct participation programs to provide broker-dealers with an estimated value per unit of limited partnership interest within 18 months of the completion of their offering stage. We completed our offering stage in April 2009. Accordingly, to meet FINRA guidelines, on October 22, 2010, Land Development, our general partner, approved an estimated value of our units of limited partnership interest equal to $20.00 per unit. In making a determination of the estimated value of our units, Land Development assessed our assets, less liabilities, per unit and the execution of our business model set forth in the prospectus regarding our initial public offering of limited partnership interests. Land Development also engaged an independent firm specializing in the valuation of businesses, partnerships and intellectual property, which derived a range of estimated values per unit using various valuation analyses. The estimated value per unit determined by Land Development is within the range of values derived by the independent firm.

As with any valuation methodology, the General Partner’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per unit. Accordingly, with respect to the estimated value per unit, the Partnership can give no assurance that:

•	a limited partner would be able to resell his or her units at this estimated value;

•
a limited partner would ultimately realize distributions per unit equal to the Partnership’s estimated value per unit upon liquidation of the Partnership’s assets and settlement of its liabilities or a sale of the Partnership;

•	the Partnership’s limited partnership units would trade at the estimated value per unit on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with the Partnership’s estimated value per unit; or

•	the methodology used to estimate the Partnership’s value per unit would be acceptable to FINRA or for compliance with ERISA reporting requirements.

The value of the Partnership’s units will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. The Partnership will update the estimated unit value from time to time, and our general partner may engage an independent valuation firm to assist in this valuation. The Partnership currently expects to update its estimated unit value within 12 to 18 months of October 22, 2010.

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

Effective October 15, 2010, except as described below for redemptions upon the death of a limited partner, the purchase price for the redeemed units, for the period beginning after a limited partner has held the units for a period of one year, will be (i) 92% of the Estimated Unit Value (as defined below) for any units held less than two years, (ii) 94% of the Estimated Unit Value for any units held for at least two years but less than three years, (iii) 96% of the Estimated Unit Value for any units held at least three years but less than four years, (iv) 98% of the Estimated Unit Value for any units held at least four years but less than five years; and (v) 100% of the Estimated Unit Value for any units held at least five years. The price the Partnership will pay for redeemed units will be offset by any net proceeds from capital transactions previously distributed to the redeeming limited partner in respect of such units as a return of his or her capital contributions.  In addition, effective October 15, 2010, the purchase price for units redeemed upon the death of a limited partner will be 100% of the Estimated Unit Value, with the aggregate annual number of units redeemed for all deceased limited partners not to exceed 1% of units outstanding in the preceding twelve-month period. The price the Partnership will pay for units redeemed upon the death of a limited partner will be offset by any net proceeds from capital transactions previously distributed to the deceased limited partner, or his or her estate, in respect of such units as a return of capital contributions.  For purposes of establishing the redemption price per unit, “Estimated Unit Value” shall mean the most recently disclosed reasonable estimated value of the Partnership’s units of limited partnership interest as determined by the general partner of the Partnership.  On October 22, 2010, the general partner of the Partnership determined the Estimated Unit Value to be $20.00 per unit, which will be used as the Estimated Unit Value until such time as the general partner of the Partnership provides a new estimated value of the Partnership’s units of limited partnership interest.

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

For the year ended December 31, 2010, including deferred redemption requests outstanding as of January 1, 2010, we received redemption requests relating to 591,321 units, of which we redeemed 24,068 units for an aggregate repurchase price of $475,000 (an average of $19.74 per unit).  We funded these unit redemptions with cash flows from operations.

No units of limited partnership interest were purchased by or on behalf of the Partnership or any affiliated purchaser during the three months ended December 31, 2010.

Holders

As of March 25, 2011, we had 17,919,240 limited partnership units outstanding that were held by a total of approximately 8,914 limited partners.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan pursuant to which investors may elect to have a portion of the full amount of their distributions from us reinvested in additional units. As of December 31, 2010, we were offering 5,000,000 units for sale pursuant to our Secondary DRIP at $20 per unit, which will be available until we sell all $100,000,000 worth of units being offered pursuant to the Secondary DRIP; provided, however, that our general partner may terminate the offering of units pursuant to the Secondary DRIP at any earlier time.

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

The chart below summarizes the amount of distributions to our general partner and limited partners, the retained earnings reserve and the retained earnings deficit and surplus as of December 31, 2010 and 2009:

	As of December 31,
	2010		2009
General Partner	$10,919,000	(1)	$6,789,000
Limited Partners	89,358,000	(2)	55,337,000	(3)
Retained Earnings Reserve	2,663,000		844,000
Retained Earnings Deficit	(7,402,000)		(5,413,000)
_______________

(1)  approximately $7.9 million paid in cash and $3 million has been declared, but not paid.

(2)  approximately $57.4 million paid in cash and approximately $32.0 million reinvested in 1,601,146 units of limited partnership interest under the DRIP and Secondary DRIP.

(3)  approximately $34.8 million paid in cash and approximately $20.5 million reinvested in 1,026,716 units of limited partnership interest under the DRIP and Secondary DRIP.

    Distributions to our general partner and limited partners in 2010 and 2009 were paid out of our cash flow from operations.  There can be no assurance that future cash flow will support distributions at the current rate; however, we expect to continue to make distributions from cash available.

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

On July 3, 2006, we accepted our initial public subscribers as limited partners.  Since such time, we admitted new investors at least monthly until the primary offering component of the Offering was terminated on April 23, 2009.  As of December 31, 2010, we had issued an aggregate of 17,782,903 units of limited partnership interest in the Offering, the DRIP and the Secondary DRIP, consisting of 16,499,994 units that have been issued to our limited partners in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Offering), 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 884,886 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $17.7 million, minus 318,237 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $6.4 million.  Of the offering costs paid as of December 31, 2010, approximately $11.2 million was paid to our general partner or its affiliates for organizational and offering expenses, and approximately $28.4 million was paid to non-affiliates for commissions and dealer fees.

As of December 31, 2010, we had originated 58 loans, including 24 loans that have been repaid in full by the respective borrower, totaling approximately $456.9 million.  We have approximately $65.9 million of commitments to be funded under the terms of mortgage notes receivable, including approximately $36.5 million of commitments for mortgage notes receivable – related party and $17.9 million for participation interest – related party. As of December 31, 2010, we have paid our general partner approximately $9.6 million for acquisition and origination fee expenses associated with the mortgage notes receivable.

Item 6.  Selected Financial Data.

We present below selected financial information.  We encourage investors to read the financial statements and the notes accompanying the financial statements included in this Annual Report.  This information is not intended to be a replacement for the financial statements.
	Years Ended December 31,
	2010	2009	2008	2007	2006
OPERATING DATA
Revenues	$49,023,295	$43,995,547	$25,806,038	$9,071,315	$512,011
Expenses	8,930,822	7,274,965	4,217,748	1,846,020	183,612
Net Income	$40,092,473	$36,720,582	$21,588,290	$7,225,295	$328,399
Earnings per limited partnership unit, basic and diluted	$2.05	$1.96	$1.94	$2.25	$2.27

	As of December 31,
	2010	2009	2008	2007	2006
BALANCE SHEET DATA
Mortgage notes receivable, net	$220,804,130	$202,437,145	$169,825,653	$76,858,885	$11,422,063
Mortgage notes receivable – related party, net	54,622,666	51,973,747	43,311,599	23,190,872	6,328,010
Participation interest – related party	57,851,492	54,726,000	39,259,006	-	-
Deferred offering costs	-	-	612,292	2,605,788	2,047,133
Other assets	10,722,984	18,140,258	19,712,862	2,436,888	1,434,448
Total assets	$344,001,272	$327,277,150	$272,721,412	$105,092,433	$21,231,654

Line-of-credit	$15,000,000	$15,000,000	$-	$2,325,028	$6,436,402
Accrued liabilities – related party	3,678,858	3,003,890	3,346,306	2,892,774	2,238,805
Distributions payable	2,983,217	-	-	-	-
Other liabilities	340,720	230,552	934,151	789,095	657,856
Total liabilities	22,002,795	18,234,442	4,280,457	6,006,897	9,333,063
Partners' capital	321,998,477	309,042,708	268,440,955	99,085,536	11,898,591
Total liabilities and partners' capital	$344,001,272	$327,277,150	$272,721,412	$105,092,433	$21,231,654

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”).  GAAP consists of a set of standards issued by the Federal Accounting Standards Board (“FASB”) and other authoritative bodies in the form of FASB Statements, Interpretations, FASB Staff Positions, Emerging Issues Task Force consensuses and American Institute of Certified Public Accountants Statements of Position, among others.  The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of the FASB Accounting Standards Codification (“FASB ASC”).  The FASB ASC does not change how the Partnership accounts for its transactions or the nature of related disclosures made.  Rather, the FASB ASC results in changes to how the Partnership references accounting standards within its reports.  This change was made effective by the FASB for periods ending on or after September 15, 2009.  The Partnership has updated references to GAAP in this Annual Report on Form 10-K to reflect the guidance in the FASB ASC.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.   We have identified our most critical accounting policies to be the following:

Revenue Recognition

Interest income on mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of December 31, 2010 and 2009, we were suspending income recognition on one mortgage note receivable with a principal balance of approximately $800,000.

Credit enhancement fee – related party income is generated by fees charged to related parties for credit enhancements provided to lenders by the Partnership on behalf of the related parties.  Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement.  As of December 31, 2010, the Partnership was providing seven credit enhancements to related parties.  See “Off-Balance Sheet Arrangements” below for further discussion.

The Partnership generates mortgage and transaction service revenues by originating mortgage notes receivable and other loans.  In accordance with FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, the Partnership defers recognition of income from nonrefundable commitment fees paid by the borrowers and recognizes such income on a straight-line basis over the expected life of such notes.  The Partnership also expenses a 3% acquisition and origination fee (“placement fee”) paid to the general partner to provide for processing and origination costs associated with mortgage notes receivable held by the Partnership on a straight-line basis.  As of December 31, 2010 and 2009, approximately $3.5 million and $3.7 million, respectively, of these net deferred fees are included in mortgage notes receivable.  Approximately $695,000 and $500,000 of net deferred fees are included in mortgage notes receivable – related party as of December 31, 2010 and 2009, respectively.  As of December 31, 2010 and 2009, approximately $801,000 and $1.0 million, respectively, of deferred fees are included in participation interest – related party.

Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party.  We periodically perform detailed reviews of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses based on historical and current trends and other factors affecting credit losses.  We charge additions to the allowance for loan losses to current period earnings through the provision for loan losses.  Additionally, we charge additions to the allowance for loan losses for income suspended in the current period.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  We exercise significant judgment in estimating the timing, frequency and severity of losses, which could materially affect the provision for loan losses and, therefore, net income.  As of December 31, 2010 and 2009, approximately $7.3 million and $3.9 million, respectively, of allowance for loan losses had been offset against mortgage notes receivable.

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

Participation Interest – Related Party

Participation interest – related party represents an Economic Interest Participation Agreement with UMT, pursuant to which we purchased (i) an economic interest in a $75 million revolving credit facility from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the credit facility.  See “Item 13.  Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons” below for further discussion.

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions are currently paid to the limited partners as a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners.  It is the intent of management to monitor and distribute any surplus on an annual basis.  The chart below summarizes the approximate amount of distributions to our general partner and limited partners and the retained earnings deficit as of December 31, 2010 and 2009:

	As of December 31,
	2010		2009
General Partner	$10,919,000	(1)	$6,789,000
Limited Partners	89,358,000	(2)	55,337,000	(3)
Retained Earnings Reserve	2,663,000		844,000
Retained Earnings Deficit	(7,402,000)		(5,413,000)
________________

(1)  approximately $7.9 million paid in cash and $3 million has been declared, but not paid.

(2)  approximately $57.4 million paid in cash and approximately $32.0 million reinvested in 1,601,146 units of limited partnership interest under the DRIP and Secondary DRIP.

(3)  approximately $34.8 million paid in cash and approximately $20.5 million reinvested in 1,026,716 units of limited partnership interest under the DRIP and Secondary DRIP.

Results of Operations

Year ended December 31, 2010 compared to year ended December 31, 2009

Revenues

Interest income (including related party interest income) for the years ended December 31, 2010 and 2009 was approximately $46.8 million and $41.6 million, respectively.  The increase in interest income for the year ended December 31, 2010 is primarily the result of our increased mortgage notes receivable (including related party transactions) and participation interest – related party portfolios of approximately $333 million as of December 31, 2010, compared to $309 million as of December 31, 2009.

Credit enhancement fees – related party for the years ended December 31, 2010 and 2009 were approximately $404,000 and $88,000, respectively.  For the year ended December 31, 2010, the Partnership entered into 5 new credit enhancements with related parties.  See “– Off-Balance Sheet Arrangements” below for further discussion.

Mortgage and transaction service revenues for the years ended December 31, 2010 and 2009 were approximately $1.8 million and $2.3 million, respectively.  We generate mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes.  The decrease in mortgage and transaction service revenues for the year ended December 31, 2010 is primarily the result of deferred fees recognized in the second quarter of 2009 associated with a loan that was paid in full prior to maturity.

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

Expenses

Interest expense for the years ended December 31, 2010 and 2009 was approximately $1.5 million, and $411,000, respectively.  Interest expense represents interest associated with the Brockhoeft Credit Facility.  The Brockhoeft Credit Facility, which was entered into in September 2009, has been utilized as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans.  The Brockhoeft Credit Facility has been used as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.

Loan loss reserve expense increased slightly to approximately $3.5 million for the year ended December 31, 2010 from approximately $3.4 million for the year ended December 31, 2009.  The increase in loan loss reserve expense primarily related to increased reserves associated with growth in our loan portfolio.

General and administrative expense for the years ended December 31, 2010 and 2009 was approximately $4.0 million and $3.4 million, respectively.  The increase in general and administrative expense for the year ended December 31, 2010 primarily relates to placement fees, investor relations fees, management fees and amortization of debt financing costs associated with the Brockhoeft Credit Facility.

We expect interest expense and general and administrative expense to increase commensurate with the growth of our portfolio as we continue to deploy funds available in a diversified manner to the borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market and our reinvestment of proceeds from loans that are repaid.

Year ended December 31, 2009 compared to year ended December 31, 2008

Revenues

Interest income (including related party interest income) for the years ended December 31, 2009 and 2008 was approximately $41.6 million and $23.9 million, respectively.  The increase in interest income for the year ended December 31, 2009 was primarily the result of our increased mortgage notes receivable (including related party transactions) and participation interest – related party portfolios of approximately $309 million as of December 31, 2009, compared to $252 million as of December 31, 2008.

Credit enhancement fees – related party for the year ended December 31, 2009 was approximately $88,000.  No credit enhancement fees – related party were recognized for the year ended December 31, 2008.  In February 2009, we established a deposit account for the purpose of providing additional collateral for a loan obtained by UMTH Lending Company, L.P. (“UMTH Lending”), a Delaware limited partnership and an affiliate of the Partnership’s general partner, from LegacyTexas Bank (“LegacyTexas”).  Additionally, in August 2009, we entered into a guarantee with Texas Capital Bank (the “TCB Guarantee”) for the benefit of UMT Home Finance, L.P. (“UMT Home Finance”), a Delaware limited partnership, and Texas Capital Bank.  UMT Home Finance is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  See “Off-Balance Sheet Arrangements” below for further discussion.

Mortgage and transaction service revenues for the years ended December 31, 2009 and 2008 were approximately $2.3 million and $1.9 million, respectively.  We generate mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes.  The increase in mortgage and transaction service revenues for the year ended December 31, 2009 was primarily the result of our increased mortgage notes receivable (including related party transactions) and participation interest – related party portfolio of approximately $309 million as of December 31, 2009, compared to $252 million as of December 31, 2008.

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

 Loan loss reserve expense for the years ended December 31, 2009 and 2008 was approximately $3.4 million and $200,000, respectively.  The increase in loan loss reserve expense primarily related to increased reserves associated with growth in our loan portfolio as well as additional reserves recorded due to general market conditions.

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

Cash Flow Analysis

Cash flows provided by operating activities for the year ended December 31, 2010 were approximately $46.3 million and were comprised primarily of net income and accrued interest receivable.  Cash flows provided by operating activities for the years ended December 31, 2009 and 2008 were approximately $32.6 million and $20.3 million, respectively, and were comprised primarily of net income, offset with accrued interest receivable.

Cash flows used in investing activities for the years ended December 31, 2010, 2009 and 2008 were approximately $26.9 million, $61.2 million and $153.1 million, respectively, resulting from the origination of mortgage notes receivable and participation interest – related party.

Cash flows used in financing activities for the year ended December 31, 2010 were approximately $24.2 million and were primarily the result of distributions to partners.  Cash flows provided by financing activities for the year ended December 31, 2009 were approximately $18.6 million and were primarily the result of funds received from the issuance of limited partnership units and proceeds from the Brockhoeft Credit Facility, offset by distributions to partners and payments of offering costs.  Cash flows provided by financing activities for the year ended December 31, 2008 were approximately $147.7 million and were primarily the result of funds received from the issuance of limited partnership units, offset with payments of offering costs.

Our cash and cash equivalents were approximately $815,000, $5.6 million and $15.5 million as of December 31, 2010, 2009 and 2008, respectively.

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

Material Trends Affecting Our Business

We believe that the housing market has reached a bottom in its four-year decline and has begun to recover.  This recovery likely will be regional in its early stages and will be led by those housing markets with balanced supply, affordable and stable home prices, minimal levels of foreclosures, and strong demand fundamentals.  Nationally, we expect the recovery will continue to experience headwinds from weak demand fundamentals, specifically consumer confidence and employment, as well as from the limited availability of bank financing.  The national consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains closer to levels historically associated with recession than to normalized conditions.  Unemployment remains elevated and access to conventional real estate and commercial financing remains limited across most of the country.  These factors pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand.  However, we expect the recovery will be stronger in markets such as Texas, where consumer confidence averaged approximately 19 points higher than the national index over the calendar year 2010; where job growth in 2010 was more than three times greater than the national rate; and where approximately 14% of all homebuilding permits in the country are issued.  Currently, 96% of our portfolio relates to property located in the state of Texas and we intend to invest only in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery, with balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts and sales have all risen from their respective lows reflects a continued return of real demand for new homes.  However, we anticipate the former bubble markets – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures.

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued high unemployment, and housing price correction has made potential new home purchasers and real estate lenders cautious.  As a result of these factors, the national housing market has experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slow recovery for the housing industry.

               Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers.  The number of new homes and finished lots developed also has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2011.  We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and where home prices remained affordable and stable.  With credit less available and lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets.  To support the secondary residential mortgage market and prevent further deterioration of mortgage lending, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010.  This program ended on March 31, 2010, as scheduled by the Federal Reserve.  As of the date of this annual report, the 30-year fixed-rate single-family residential mortgage interest rate remains below the rate that was available at the conclusion of the period of Federal Reserve purchases.  We believe that such stability at low rates indicates that the secondary residential mortgage market is operating smoothly independent of the support previously provided by the Federal Reserve.  However, any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which would increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our limited partners.

Nationally, new single-family home inventory continued to improve in the fourth quarter of 2010 as it has done consistently since the first quarter of 2007.  Fourth quarter new home sales remained similar to the pace of sales in the third quarter of 2010.  Home sales fell in the immediate aftermath of the expiration of the federal homebuyer tax credit.  However, national fundamentals that drive home sales are improving in most markets and home affordability remains near record-highs, so we expect the pace of home sales will increase in 2011.  The U.S. Census Bureau reports that the sales of new single-family residential homes in December 2010 were at a seasonally adjusted annual rate of 325,000 units.  This number is up 2.5% from the third quarter figure of 317,000 but down approximately 8.7% year-over-year from the December 2009 estimate of 356,000.  However, year-over-year comparisons are distorted by the effects of the federal homebuyer tax credit.  In December 2009, homebuyers were reacting to the extension of the first-time homebuyer tax credit from November 2009 to June 2010, creating a surge in home purchases.  The combination of a higher volume of home sales in the fourth quarter of 2009 and the hangover effect on third and fourth quarter 2010 sales that followed the expiration of the homebuyer tax credit in June 2010 is likely responsible for the year-over-year disparity in sales figures between December 2009 and December 2010.

Through much of the downturn, homebuilders reduced their starts and focused on selling existing new home inventory.  The number of new homes for sale fell by approximately 42,000 units from December 2009 to December 2010 and 13,000 units in the fourth quarter.    We believe that, with such reductions and the relative leveling of inventory over more recent quarters, the new home market has been restored to equilibrium in most markets, even at low levels of demand.  The seasonally adjusted estimate of new homes for sale at the end of December 2010 was 189,000 – a supply of 7.0 months at the December sales rate and the lowest number of homes available for sale since January 1968. We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through 2008, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period.  Since bottoming in early 2009, however, single-family permits and starts have improved significantly.  Single-family homes authorized by building permits in December 2010 were at a seasonally adjusted annual rate of 442,000 units.  While this was a 14.5% decrease year-over-year from the rate of 517,000 in December 2009, it remains 28.9% higher than the low of 343,000 set in January 2009.  Single-family home starts for December 2010 stood at a seasonally adjusted annual rate of 417,000 units.  This pace represented a year-over-year decrease of 14.1% from the December 2009 estimate of 486,000 units and a 25.9% decline from the peak of 2010 – 563,000 in April 2010 – as home builders adjusted their start rate after the expiration of the homebuyer tax credit.  Again, year-over-year figures between December 2009 home starts and December 2010 home starts are likely distorted by a surge in new home starts, reflecting homebuilders’ efforts to meet fourth quarter 2009 and first quarter 2010 demand sparked by the anticipated close of the first-time homebuyer tax credit, as well as the reduction in new home starts following the June 2010 expiration of the homebuyer tax credit as builders recalibrated their inventory levels.  Even with the reduction in the start rate, the December 2010 pace is still 15.9% higher than the low of 360,000 set in January 2009.  Such increases strongly suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident in early 2009.

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

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the best in the country, and Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts.  We intend to concentrate our investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios.  Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona and Nevada experienced.  The following graph, created with data from the fourth quarter Federal Housing Finance Agency’s (“FHFA”) Purchase Only Price Index, illustrates the declines in home prices nationally, as well as in California, Florida, Arizona and Nevada over the past few years.  Price declines have begun to moderate in those states in recent quarters, though.  Further, the graph illustrates how Texas has maintained relative home price stability throughout the downturn.  The  Purchase Only Price Index indicates that Texas had a home price depreciation of -1.83% between the fourth quarter of 2009 and the fourth quarter of 2010. However, Texas’ home prices continued to demonstrate more stability than the national average of -3.95%.  Further, the index also reports that over the past five years, Texas home prices have appreciated 9.19% compared to a national figure of -11.45% over the same time period.

    FHFA’s Purchase Only Index tracks average house price changes in repeat sales on the same single-family properties. The Purchase Only Index is based on more than 6 million repeat sales transactions and is based on data obtained from Fannie Mae and Freddie Mac for mortgages originated over the past 36 years.  FHFA analyzes the combined mortgage records of Fannie Mae and Freddie Mac, which form the nation’s largest database of conventional, conforming mortgage transactions. The conforming loan limit for mortgages purchased since the beginning of 2006 has been $417,000.  Loan limits for mortgages originated in the latter half of 2007 through December 31, 2008 were raised to as much as $729,750 in high-cost areas in the contiguous United States.  Legislation generally extended those limits for 2009-originated mortgages.  An appropriations act (PL111-88) further extended those limits for 2010 originations in places where the limits were higher than those that would have been calculated under pre-existing rules.

Median new home prices in the four major Texas markets have begun to rise.  According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for the fourth quarter of 2010 in the metropolitan areas of Austin, Houston, Dallas and San Antonio are $213,629, $199,760, $224,820 and $192,797, respectively.  Each of these sales figures represented a year-over-year increase of between 6.0% and 11.4% from the fourth quarter of 2009.  Austin rose 6.0% from $201,481; Houston rose 6.2% from $188,178; Dallas Fort-Worth rose 11.4% from $201,779; and San Antonio rose 7.5% from $179,201.  All fourth quarter 2010 prices are below the December 2010 national median sales price of new homes sold of $236,800, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2010 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.45 times, 1.37 times, 1.28 times and 1.26 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate the high affordability of Texas homes.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the fourth quarter of 2010 and assuming an annual mortgage insurance premium of 80 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home.  Using the Department of Housing and Urban Development’s 2010 income data to project an estimated median income for the United States of $64,400 and the December 2010 national median sales prices of new homes sold of $236,800, we conclude that the national median income earner has 1.15 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 36 months, as new home prices in housing markets outside of Texas generally have fallen.  Recently, however, such price declines have begun to stabilize, and the December 2010 national median new home price of $236,800 was actually higher than the December 2009 median new home sales price of $222,600, according to the U.S. Census Bureau.  We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Texas employment markets began to add jobs again in the fourth quarter of 2009 and continuing into 2010, after slowing in the fourth quarter of 2008 through the first three quarters of 2009 due to the national and global recession.  According to the United States Department of Labor, Texas added approximately 230,800 jobs in the calendar year of 2010.  This job growth outperformed the Federal Reserve Bank of Dallas’ forecast that Texas may add between 100,000 and 200,000 jobs in 2010.  Out of these 230,800 jobs created, 226,900 of them have been in the private sector – a job growth rate of 2.7%.  Further, Texas has added approximately 563,900 new jobs over the past five years, 409,700 in the private sector, in contrast to a loss of more than 4.5 million private sector jobs in the country as a whole.  Austin added 15,100 jobs year-over-year from December 2009 to December 2010.  Dallas-Fort Worth added 36,200 jobs over that same time period, which was the second greatest job gain of any city in the country over the past 12 months.  Houston added 12,900 jobs over that same period and San Antonio added 7,100 jobs in that time. Taken together, these four cities have added an estimated net total of 310,500 jobs over the past five years: Austin added 66,700 jobs; Dallas-Fort Worth added 79,500 jobs; Houston added 123,600 jobs; and San Antonio added 40,700 jobs. Of those jobs, 199,500 of them have been created in the private sector.

Texas’ unemployment rate rose year-over-year to 8.3% in December 2010 from 8.1% in December 2009. However, this rise was an increase in the Texas labor force, which rose to an all-time high of 12.2 million workers.  The growth in Texas’ labor force stands in contrast to the national labor force, which has fallen by nearly 1.3 million workers from its peak in October 2008.  The national unemployment rate fell from December 2009 (9.9%) to December 2010 (9.4%).

All major Texas labor markets have unemployment rates significantly below the national unemployment rate.  The Department of Labor reports that as of December 2010, the unemployment rate for Austin-Round Rock, Texas was 6.8%, down from 7% in December 2009.  Dallas-Fort Worth-Arlington, Texas was 7.9%, down from 8% a year ago.  Houston-Sugar Land-Baytown, Texas was 8.3%, up from 8.2% one year ago, while San Antonio, Texas was 7.3%, up from 6.9%.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe, based on transitions in the Texas Leading Index as prepared by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year, and emerged from the recession in the late spring of 2009.  Further, we believe the Texas economy is now leading the national economic recovery.  The Texas Leading Index has risen significantly since reaching a low of 100.5 in March 2009 and, as of December 2010, was 118.2, which is more than 500 basis points higher than one year ago and the highest reading since September 2008.  The Texas Leading Index, produced monthly by the Federal Reserve Bank of Dallas, combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months.

Further, the Conference Board’s February measurement of consumer confidence in the Texas region stands at 84.9 – nearly 15 points higher than the national average and close to a reading of 90, which traditionally indicates normal conditions for the consumer in a healthy economy.  Furthermore, the aggregate value of state sales tax receipts in Texas increased 8.2% in the fourth quarter of 2010 from the fourth quarter of 2009 – reaching pre-recession levels – which further indicates that the Texas consumer is likely returning to normal consumption habits. Although the Bureau of Economic Analysis has not yet released its measurement of gross state products around the country, the Texas Comptroller of Public Accounts projects that the Texas economy grew by 3.4% in 2010 – a pace that outperformed the nation’s 2.8% growth over the same period.

The U.S. Census Bureau reported in its 2009 Estimate of Population Change for the period from July 1, 2008 to July 1, 2009 that Texas led the country in population growth during that period.  The estimate concluded that Texas’ population grew by 478,012 people, or 2%, a number that was 1.25 times greater than the next closest state in terms of raw population growth, California, and more than 3.57 times the second closest state in terms of raw population growth, North Carolina.  In the Census Bureau’s 2010 Estimate of Population Change, Texas’ population grew an additional 1.8%, adding approximately 442,794 new residents in 2010. For the decade, July 1, 2000 to July 1, 2010, Texas grew by nearly 4.3 million residents, averaging nearly 427,000 new residents per year. This population growth was 1.17 times greater in terms of raw population growth than the next closest state, California, and 2.63 times greater than the second closest state, Florida. The U.S. Census Bureau also reported that among the 15 counties that added the largest number of residents between July 1, 2008 and July 1, 2009, six were in Texas:  Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin).  In March 2010, the U.S. Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio, and Dallas-Fort Worth – were among the top 20 in the nation for population growth from 2008 to 2009.  Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 146,530.  Houston-Sugarland-Baytown was second in the nation with a population increase of 140,784 from July 1, 2008 to July 1, 2009.  Austin-Round Rock had an estimated population growth of 50,975 and San Antonio had an estimated population growth of 41,437 over the same period.  The percentage increase in population for each of these major Texas cities ranged from 2% to 3.1%.

The Texas Comptroller of Public Accounts notes that the rate of foreclosures and defaults in Texas has remained generally stable for the past three years.  The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly healthier than the national average.  We do not expect the four major Texas housing markets to be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona and Nevada.  Homebuilding and residential construction employment are likely to remain generally weak for some time, but Texas again will likely continue to outperform the national standards.  We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of  many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas continue to focus on preserving a balance between new home demand and new home supply. We believe that home builders and developers in Texas have remained disciplined on new home construction and project development.  New home starts are outpaced by new home sales in all four major Texas markets where such data is available: Austin, Dallas-Fort Worth, Houston and San Antonio.  Inventories of finished new homes and total new housing (finished vacant, under construction and model homes) remain at generally healthy and balanced levels in all of these major Texas markets.  Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels.  However, the number of finished lots available in each market has fallen significantly even though the months’ supply remains elevated.  And finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets.  This is a trend that we expect to continue as the lack of commercial financing for development has constrained finished lot development over the past three and one-half years and as new home demand and sales continue, and we believe that such demand and sales will continue to increase and these finished lot shortages will become more pronounced.  As of December 2010, Houston has an estimated inventory of finished lots of approximately 36.1 months, Austin has an estimated inventory of finished lots of approximately 49.8 months, San Antonio has an estimated inventory of finished lots of approximately 52.9 months, and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 57.9 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated previously, the elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders begin to increase their pace of home starts, we expect to see the month’s supply of lot inventory rapidly improve.  Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks.  Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 22.8% from 73,340 to 56,649 in the fourth quarter of 2010.  San Antonio’s finished lot inventory has fallen 15.5% to 33,465 since peaking at 39,618 in the third quarter of 2008.  Austin’s finished lot inventory peaked in the third quarter of 2008 at 31,628, and is down 19.5% to 25,468. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 97,504 lots and has fallen 25.7% to 72,409 lots.  Such inventory reduction continued in the fourth quarter of 2010 for Dallas Fort-Worth and Houston, as the number of finished lots dropped by more than 2,100 in Dallas-Fort Worth, and nearly 500 lots in Houston.  San Antonio’s lot supply increased slightly in the fourth quarter from 33,937 in the third quarter and Austin’s lot supply increased from 24,936. Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries.   We expect to see increased finished lot sales in 2011 as homebuilders replenish their inventory.

Texas markets continue to be some of the strongest homebuilding markets in the country.  The pace of homebuilding in Texas slowed over the past four years as a result of the national economic downturn and reduced availability of construction financing. According to the Federal Deposit Insurance Corporation, Texas banks reduced their construction and development loans by 6.2% from the fourth quarter of 2009 to the fourth quarter of 2010.  While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory.  Annual new home sales in Austin outpace starts 6,976 versus 6,132, with annual new home sales declining year-over-year by approximately 11.9%.  Finished housing inventory stands at a healthy level of 2.9 months, while total new housing inventory (finished vacant, under construction and model homes) fell to a tight supply of 5.7 months.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a healthy homebuilding market.  Annual new home sales in San Antonio run slightly ahead of starts 7,941 versus 7,591, with annual new home sales declining year-over-year by approximately 1.9%.  Finished housing inventory held at a generally healthy level with a 2.8 month supply. Total new housing inventory held at a balanced 5.9 month supply.  Houston, too, is a healthy homebuilding market.  Annual new home sales there outpace starts 20,622 versus 18,854, with annual new home sales declining year-over-year by approximately 9.7%.  Finished housing inventory is slightly elevated at a 3.1 month supply while total new housing inventory fell to a healthy 5.9 month supply.  Dallas-Fort Worth is a relatively healthy homebuilding market as well.  Annual new home sales in Dallas-Fort Worth outpace starts 16,130 versus 15,012, with annual new home sales declining year-over-year by approximately 6.5%.  Finished housing inventory rose to a slightly elevated 3.1 month supply, while total new housing inventory fell to a balanced 6.0 month supply.  All numbers are as released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels improved from their elevated conditions from the third quarter of 2010 to the fourth quarter of 2010.  Through December 2010, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth and Lubbock was 5.6 months, 7.4 months, 6.4 months, 6.8 months and 6.7 months, respectively.  San Antonio’s inventory remains more elevated with a 7.6 month supply of homes for sale.  Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  In December 2010, the number of existing homes sold to date in (a) Austin was 19,835, down 4.4% year-over-year; (b) San Antonio was 18,405, down 1.7% year-over-year; (c) Houston was 56,658, down 5.7% year-over-year, (d) Dallas was 42,165, down 8.1% year-over-year, (e) Fort Worth was 8,181, down 4.4% year-over-year, and (f) Lubbock was 2,845, down 10.8% year-over-year.  As home prices increase, we expect more sellers to enter the market, believing that prices will continue to increase.

In managing and understanding the markets and submarkets in which we make loans, we monitor the fundamentals of supply and demand.  We track the economic fundamentals in each of the respective markets, analyzing demographics, household formation, population growth, employment, migration, immigration and housing affordability.  We also watch movements in home prices and the presence of market disruption activity, such as investor or speculator activity that can create a false impression of demand and result in an oversupply of homes in a market.  Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, foreclosures, absorption, prices with respect to new and existing home sales, finished lots and land and the presence of sales incentives, discounts, or both, in a market.

Generally, the residential homebuilding industry is cyclical and highly sensitive to changes in broader economic conditions, such as levels of employment, consumer confidence, income, availability of financing for acquisition, construction and permanent mortgages, interest rate levels and demand for housing.  The condition of the resale market for used homes, including foreclosed homes, also has an impact on new home sales.  In general, housing demand is adversely affected by increases in interest rates, housing costs and unemployment and by decreases in the availability of mortgage financing or in consumer confidence, which can occur for numerous reasons, including increases in energy costs, interest rates, housing costs and unemployment.

We face a risk of loss resulting from deterioration in the value of the land purchased by the developer with the proceeds of loans from us, a diminution of the site improvement and similar reimbursements used to repay loans made by us, and a decrease in the sales price of the single-family residential lots developed with the proceeds of loans from us.  Deterioration in the value of the land, a diminution of the site improvement and similar reimbursements and a decrease in the sales price of the residential lots can occur in cases where the developer pays too much for the land to be developed, the developer is unable or unwilling to develop the land in accordance with the assumptions required to generate sufficient income to repay the loans made by us, or is unable to sell the residential lots to home builders at a price that allows the developer to generate sufficient income to repay the loans made by us.

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

Our general partner is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that it reasonably anticipates to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Annual Report on Form 10-K.  The disruption of mortgage markets, in combination with a significant amount of negative national press discussing constriction in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious.  The failure of highly respected financial institutions, significant volatility in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers to postpone their purchases.  In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty.  We believe that this has further slowed the sales of new homes and expect that this will result in a slowing of the sales of finished lots developed in certain markets; however, we do not anticipate the prices of those lots changing materially.  We also expect that the decrease in the availability of replacement financing may increase the number of defaults on development loans made by us or extend the time period anticipated for the repayment of our loans. Our future results could be negatively impacted by prolonged weakness in the economy, high levels of unemployment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.

Off-Balance Sheet Arrangements

In August 2009, we entered into the TCB Guarantee for the benefit of UMT Home Finance, or its permitted successors and assigns, by which we guaranteed the repayment of up to $5 million owed to Texas Capital Bank with respect to that certain promissory note between UMT Home Finance and Texas Capital Bank.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UMT Home Finance is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection with the TCB Guarantee, we entered into a letter agreement with UMT Home Finance, which provides for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the TCB Guarantee (i.e., $50,000 per annum).  In conjunction with this arrangement, $50,000 is included in our credit enhancement fees – related party income revenue for each of the years ended December 31, 2010 and 2009.

In March 2010, we entered into a guaranty (the “Resort Island Guaranty”) for the benefit of the Bank of Las Colinas (“BOLC”) pursuant to which we guaranteed the repayment of up to $925,000 owed to BOLC with respect to a loan between UDFLOF Resort Island, L.P. (“UDFLOF Resort Island”), a Delaware limited partnership, and BOLC.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDFLOF Resort Island is a wholly owned subsidiary of UDF LOF.  Our general partner is an affiliate of UDF LOF.  In connection with the Resort Island Guaranty, we entered into a letter agreement with UDFLOF Resort Island which provides for UDFLOF Resort Island to pay us a guaranty fee equal to 1% of our maximum exposure (i.e., $9,250) under the guaranty, which was paid to us upon the execution of the guaranty.  UDFLOF Resort Island paid off the loan to BOLC in December 2010, thus extinguishing the guarantee.  In conjunction with this arrangement, approximately $9,000 is included in our credit enhancement fees – related party income revenue for the year ended December 31, 2010.

In April 2010, we entered into a guaranty (the “UDF IV HF Guaranty”) for the benefit of Community Trust Bank of Texas (“CTB”) pursuant to which we guaranteed the repayment of up to $6 million owed to CTB with respect to a revolving line of credit loan between UDF IV Home Finance, L.P. (“UDF IV Home Finance”), a Delaware limited partnership, and CTB.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF IV Home Finance is a wholly owned subsidiary of UDF IV.  Our general partner serves as the asset manager for UDF IV.  In connection with the UDF IV HF Guaranty, we entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum), to be paid in 12 equal monthly installments.  In conjunction with this arrangement, approximately $45,000 is included in our credit enhancement fees – related party income revenue for the year ended December 31, 2010.

In April 2010, we entered into a guaranty (the “UMT 15th Street Guaranty”) for the benefit of CTB pursuant to which we guaranteed the repayment of up to $1.6 million owed to CTB with respect to a loan between UMT 15th Street, L.P. (“UMT 15th Street”), a Delaware limited partnership, and CTB. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.   UMT 15th Street is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection with the UMT 15th Street Guaranty, we entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of each month.  This fee of approximately $10,000 is included in our credit enhancement fees – related party income revenue for the year ended December 31, 2010.

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of our existing and future assets.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  Our general partner serves as the asset manager of UDF I.  In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. This fee of approximately $225,000 is included in our credit enhancement fees – related party income revenue for the year ended December 31, 2010.

           In August 2010, we entered into a guaranty (the “UDF IV Acquisitions Guaranty”) for the benefit of CTB pursuant to which we guaranteed the repayment of up to $8 million owed to CTB with respect to a revolving line of credit loan between UDF IV Acquisitions, L.P. (“UDF IV Acquisitions”), a Delaware limited partnership, and CTB.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we have requested an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF IV Acquisitions is a wholly owned subsidiary of UDF IV.  Our general partner serves as the asset manager for UDF IV.  In connection with the UDF IV Acquisitions Guaranty, we entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of each month.  This fee of approximately $20,000 is included in our credit enhancement fees – related party income revenue for the year ended December 31, 2010.

In December 2010, we entered into a guaranty (the “UDF IV Finance II Guaranty”) for the benefit of The F&M Bank and Trust Company (“F&M”) pursuant to which we guaranteed the repayment of up to $5 million owed to F&M with respect to a loan between UDF IV Finance II, L.P. (“UDF IV Finance II”), a Delaware limited partnership, and F&M.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF IV Finance II is a wholly owned subsidiary of UDF IV.  Our general partner serves as the asset manager for UDF IV.  In connection with the UDF IV Finance II Guaranty, we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of each month.  For the year ended December 31, 2010, we have not recognized credit enhancement fees – related party income revenue in conjunction with this guaranty.

We, from time to time, enter into guarantees of debtor’s borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments in partnerships (collectively referred to as “guarantees”), and account for such guarantees in accordance with FASB ASC 460-10 Guarantees.

Guarantees generally have fixed expiration dates or other termination clauses and may require payment of a fee by the debtor.  A guarantee involves, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.  Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the guarantee.

As of December 31, 2010, we had 11 outstanding guarantees, including: (1) 10 limited repayment guarantees with total credit risk to us of approximately $50.0 million, of which approximately $37.5 million has been borrowed against by the debtor and (2) one letter of credit issued on behalf of a borrower with total credit risk to us of approximately $400,000, of which no amount has been borrowed against by the debtor.

As of December 31, 2009, we had seven outstanding guarantees, including: (1) four limited repayment guarantees with total credit risk to us of approximately $7.4 million, of which approximately $5.9 million has been borrowed against by the debtor and (2) three letters of credit issued on behalf of borrowers with total credit risk to us of approximately $2.6 million, approximately $2.2 million of which has been borrowed against by the debtors.

To date, we have not incurred losses from guarantees entered into, and the debt that is guaranteed is also collateralized by real estate.  The value of such real estate may or may not be sufficient to settle such obligations if liquidated.

Contractual Obligations

As of December 31, 2010, we had originated 58 loans, including 24 loans that have been repaid in full by the respective borrower, totaling approximately $456.9 million.  We have approximately $65.9 million of commitments to be funded under the terms of mortgage notes receivable, including approximately $36.5 million of commitments for mortgage notes receivable – related party and $17.9 million for participation interest – related party.

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

The Partnership has no other outstanding debt or contingent payment obligations, other than approximately $50.4 million of certain loan guarantees or letters of credit discussed above in “– Off-Balance Sheet Arrangements.” that we may be obligated to make to or for the benefit of third-party lenders.

Subsequent Events

In July 2009, we originated a secured promissory note to OU Land Acquisitions, LP (“OU Land”), a Texas limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of approximately $2.0 million.  In January 2011, this note was paid off upon a sale of the underlying collateral and we wrote off a deficiency of approximately $277,000 against our loan loss reserve.

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

As of December 31, 2010 and 2009, our mortgage notes receivable of approximately $220.8 million and $202.4 million, respectively, mortgage notes receivable – related party of approximately $54.6 million and $52.0 million, respectively, and participation interest – related party of approximately $57.9 million and $54.7 million, respectively, were all at fixed interest rates, and thus, such mortgage notes receivable are not subject to change in future earnings, fair values or cash flows.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Land Development, our general partner, including its principal executive officer and principal financial officer, evaluated, as of December 31, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of December 31, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Land Development is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  The management of Land Development, including its principal executive officer and principal financial officer, evaluated as of December 31, 2010 the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the principal executive officer and principal financial officer of Land Development concluded that our internal controls, as of December 31, 2010, were effective in providing reasonable assurance regarding reliability of financial reporting.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our General Partner

We operate under the direction of our general partner, Land Development, a Delaware limited partnership formed in March 2003 that is responsible for the management and control of our affairs. The executive offices of our general partner are located at 1301 Municipal Way, Suite 100, Grapevine, Texas 76051. UMT Holdings holds 99.9% of the limited partnership interests in our general partner. UMT Services serves as the general partner of our general partner. Todd F. Etter and Hollis M. Greenlaw together own 100% of UMT Services. Our general partner is assisted by the employees of UMTH General Services, L.P. (“General Services”), an affiliate of our general partner. We do not employ our own management personnel. Instead, we pay fees to our general partner for its services to us.

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

Name	Age	Position with Our General Partner

Todd F. Etter	60	Executive Vice President of our general partner and Director and Chairman of UMT Services, its general partner
Hollis M. Greenlaw	46	President and Chief Executive Officer of our general partner and President, Chief Executive Officer and Director of UMT Services, its general partner
Michael K. Wilson	48	Director of UMT Services, its general partner
Ben Wissink	29	Chief Operating Officer
Cara D. Obert	41	Chief Financial Officer

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

Theodore “Todd” F. Etter, Jr.   Mr. Etter has served as the Executive Vice President of Land Development and has served as a director, partner and Chairman of UMT Services, the general partner of UMT Holdings and Land Development, since March 2003. UMT Holdings originates, purchases, sells and services interim loans for the purchase and renovation of single-family homes and land development loans through its subsidiaries UMTH Lending Company, L.P. and Land Development, and it provides real estate-related corporate finance services through its subsidiaries. General Services, a subsidiary of UMT Holdings, has served as the advisor to UMT since August 1, 2006. Mr. Etter serves as Chairman of the general partner of UDF I and UDF II, each of which are limited partnerships formed to originate, purchase, sell and service land development loans and/or equity participations. Since 2000, Mr. Etter has been the Chairman of UMT Advisors, Inc., which served as the advisor to UMT from 2000 through July 31, 2006, and since 1996, he has been Chairman of Mortgage Trust Advisors, Inc., which served as the advisor to UMT from 1996 to 2000. Subsequent to the completion of the terms of their advisory agreements with UMT, neither UMT Advisors, Inc. nor Mortgage Trust Advisors, Inc. has been engaged in providing advisory services. Mr. Etter has overseen the growth of UMT from its inception in 1997 to over $150 million in capital. Since 1998, Mr. Etter has been a 50% owner of and has served as a director of Capital Reserve Corp. Since 2002, he has served as an owner and director of Ready America Funding Corp. Both Capital Reserve Corp. and Ready America Funding Corp. are Texas corporations that originate, sell and service mortgage loans for the purchase, renovation and construction of single-family homes. In 1992, Mr. Etter formed, and since that date has served as President of, South Central Mortgage, Inc. (“SCMI”), a Dallas, Texas-based mortgage banking firm. In July 2003, Mr. Etter consolidated his business interests in Capital Reserve Corp., Ready America Funding Corp. and SCMI into UMT Holdings. From 1980 through 1987, Mr. Etter served as a Principal of South Central Securities, an NASD member firm. In 1985, he formed South Central Financial Group, Inc., a Dallas, Texas-based investment banking firm, and he continues to serve as its President; however, since 1992, South Central Financial Group, Inc. has not actively engaged in investment banking activities. From 1974 through 1981, he was Vice President of Crawford, Etter and Associates, a residential development, marketing, finance and construction company. Mr. Etter serves as a member of the Advisory Board of Community Trust Bank, Plano, Texas. Mr. Etter received a Bachelor of Arts degree from Michigan State University in 1972.

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Partnership to file with the Securities and Exchange Commission, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of limited partnership units of the Partnership. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the Securities and Exchange Commission. To the best of our knowledge, Mr. Etter did not timely file a Form 3 upon the initial registration of the Partnership's limited partnership units pursuant to Section 12(g) of the Exchange Act of 1934, as amended, on April 9, 2008 and four Forms 4 related to the purchases of limited partnership units during the year ended December 31, 2010 and in prior periods. To the best of our knowledge, Mr. Greenlaw did not timely file a Form 3 upon the initial registration of the Partnership's limited partnership units pursuant to Section 12(g) of the Exchange Act of 1934, as amended, on April 9, 2008 and three Forms 4 related to the purchases of limited partnership units during the year ended December 31, 2010 and in prior periods. To the best of our knowledge, Mr. Wilson did not timely file a Form 3 upon the initial registration of the Partnership's limited partnership units pursuant to Section 12(g) of the Exchange Act of 1934, as amended, on April 9, 2008 and two Forms 4 related to the purchases of limited partnership units during the year ended December 31, 2010 and in prior periods. We are not aware of any other required Section 16(a) filings that were not timely and correctly made.

Code of Conduct

Land Development, our general partner, has adopted a Code of Business Conduct that is applicable to all of its officers, key personnel and employees.  We have posted the text of our Code of Business Conduct on our website at http://www.udfonline.com. Investors may obtain a copy of this document, free of charge, by mailing a written request to:  United Development Funding III, L.P., Investor Relations, 1301 Municipal Way, Suite 100, Grapevine, Texas 76051.

Item 11.  Executive Compensation.

We operate under the direction of our general partner, which is responsible for the management and control of our affairs.  The employees of General Services, an affiliated entity, assist our general partner.  The employees of General Services do not devote all of their time to managing us, and they do not receive any direct compensation from us for their services.  Accordingly, we do not have, and our general partner has not considered, a compensation policy or program for itself, its affiliates, any employees of our general partner or any employees of affiliates of our general partner, and we have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K. We pay fees to our general partner and its other affiliates.  See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Use of Proceeds from Registered Securities” and Item 13, “Certain Relationships and Related Transactions, and Director Independence” for a description of the fees payable and expenses reimbursed to our affiliates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There are no limited partners known by us who beneficially owned more than 5% of our limited partnership units as of March 25, 2011.

               We do not have any officers or directors.  Our general partner owns all of the general partnership interest.   We do not maintain any equity compensation plans, and no arrangements exist that would, upon operation, result in a change in control for us.

The following table sets forth information as of December 31, 2010 regarding the beneficial ownership of our limited partnership interest and general partnership interest by each person known by us to own 5% or more of the outstanding class of partnership interest, each director of our general partner, each executive officer of our general partner, and the directors and executive officers of our general partner and our general partner, as a group.  The percentage of beneficial ownership is calculated based on 17,782,903 limited partnership units and contributions from our general partner.

		Limited
		Partnership
		Units	Percent
		Beneficially	Of
Title of Class	Beneficial Owner	Owned	Class
Limited partner interest	Todd F. Etter (1) (2) (3) (4)	3,482.14	*
Limited partner interest	Hollis M. Greenlaw (1) (2) (3) (5)	6,390.11	*
Limited partner interest	Michael K. Wilson (1) (3)	1,635.70	*
Limited partner interest	Ben L. Wissink (1) (2) (3)	-	*
Limited partner interest	Cara D. Obert (1) (2)	-	*
General partner interest	UMTH Land Development, L.P. (6)	-	100%
All directors, executive officers and the general partner as a group (6 persons)		11,507.95	*
* Denotes less than 1%

(1) The address of Messrs. Etter, Greenlaw, Wilson and Wissink and Ms. Obert is 1301 Municipal Way, Suite 100, Grapevine, Texas 76051.
(2) Executive officers of UMTH Land Development, L.P., our general partner
(3) Executive officers and/or directors of UMT Services, Inc., general partner of UMTH Land Development , L.P.
(4) Includes 276.95 units held by KLA, Ltd. and 258.15 units held by Etter Amalgamated, Inc.  Mr. Etter shares voting and investment power over the units held by  KLA, Ltd. and has sole voting and investment power over the units held  by  Etter Amalgamated. Inc. The address for KLA, Ltd. and Etter Amalgamated Inc. is 5740 Prospect Ave, Suite  2000,  Dallas, Texas 75206.

    (5) Includes 2,779.96 units held by Mojo Investments, L.P.  Mr. Greenlaw has sole voting and investment power over the units held by Mojo Investments, L.P. The address for Mojo Investments, L.P. is
       204 Glade Rd., Colleyville, TX  76034.
(6)The address of UMTH Land Development, L.P. is 1301 Municipal Way, Suite 100, Grapevine, Texas 76051.  UMTH Land Development, L.P. had an initial $100 capital contribution, but has not purchased limited partnership units.

None of the above units has been pledged as security.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Our general partner and certain of its affiliates are paid compensation and fees for services relating to the Offering and the investment and management of our assets.

In connection with the Offering, our general partner received 1.5% of the gross offering proceeds (excluding proceeds from our DRIP and Secondary DRIP) for reimbursement of organization and offering expenses.  For the year ended December 31, 2009, we had paid approximately $533,000 to our general partner pursuant to such reimbursement. The primary offering component of the Offering was terminated on April 23, 2009.  As such, we paid no reimbursements to our general partner for organization and offering expenses for the year ended December 31, 2010.

In addition, in connection with the Offering, we reimbursed our general partner up to 0.5% of the gross offering proceeds for bona fide due diligence expenses incurred by unaffiliated selling group members and paid by us through our general partner (except that no such due diligence expenses shall be paid with respect to sales under our DRIP and Secondary DRIP).  For the year ended December 31, 2009, approximately $178,000 was paid to our general partner for reimbursement of bona fide due diligence expenses incurred by unaffiliated selling group members.  Our general partner or its affiliates determine the amount of expenses owed for organization and offering expenses and bona fide due diligence expenses.   The primary offering component of the Offering was terminated on April 23, 2009.  As such, we paid no reimbursements to our general partner for bonafide due diligence expenses for the year ended December 31, 2010.

In connection with the Offering, we paid wholesaling fees of up to 1.2% of our gross offering proceeds (excluding proceeds from sales under our DRIP and Secondary DRIP) to IMS Securities, Inc., an unaffiliated third party.  From such amount, IMS Securities, Inc. re-allowed up to 1% of our gross offering proceeds to wholesalers that were employed by an affiliate of our general partner.  We reimbursed our general partner for such wholesaling fees paid by our general partner on our behalf.  Approximately $127,000 was paid to our general partner for the year ended December 31, 2009 in respect of such wholesaling fees.  The primary offering component of the Offering was terminated on April 23, 2009.  As such, we paid no reimbursements to our general partner for wholesaling fees for the year ended December 31, 2010.

In connection with the Offering, UMTH Funding received 0.8% of the gross offering proceeds (excluding proceeds from sales under our DRIP and Secondary DRIP) as a marketing support fee for marketing and promotional services provided to selling group members.  For the year ended December 31, 2009, approximately $360,000 was paid pursuant to such marketing support fee. The primary offering component of the Offering was terminated on April 23, 2009.  As such, we paid no reimbursements to our general partner for marketing support fees for the year ended December 31, 2010.

During 2009, UMTH Funding was reimbursed for operating expenses incurred in assisting Land Development in our management.  Effective January 1, 2010, we began reimbursing General Services, an affiliate of Land Development, instead of UMTH Funding, for operating expenses incurred by General Services in assisting Land Development in our management.  For the year ended December 31, 2009, UMTH Funding was reimbursed approximately $900,000 for such expenses.  For the year ended December 31, 2010, General Services was reimbursed approximately $377,000 for such expenses.

Our general partner also is paid 3% of the net amount available for investment in mortgages for fees and expenses associated with the selection and origination of mortgages, including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us. For the years ended December 31, 2010 and 2009, Land Development was paid approximately $304,000 and $1.3 million, respectively, for acquisition and origination expenses.

Our general partner currently receives a promotional interest equal to 10% of cash available for distribution prior to the return to the limited partners of all of their capital contributions plus an 8% annual cumulative (non-compounded) return on their net capital contributions.  For the years ended December 31, 2010 and 2009, our general partner was paid approximately $3.6 million and $3.5 million, respectively, for its unsubordinated promotional interest.  After the limited partners receive a return of their net capital contributions and an 8% annual cumulative (non-compounded) return on their net capital contributions, the general partner will receive a subordinated promotional interest of 15% of remaining cash available for distribution (including net proceeds from a capital transaction or pro rata portion thereof).

Our general partner receives a carried interest, which is an equity interest in us to participate in all distributions, other than distributions attributable to our general partner’s promotional interest of cash available for distribution and net proceeds from a capital transaction.  If our general partner enters into commitments to investments in mortgages in excess of 82% of the gross offering proceeds, our general partner will be entitled to a carried interest equal to (a) 1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross offering proceeds (or if commitments to investments in mortgages are above 82% but no more than 84.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 82%), (b) 1% for the next 2% of additional commitments to investments in mortgages above 84.5% of the gross offering proceeds (or if commitments to investments in mortgages are above 84.5% but no more than 86.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 84.5%) and (c) 1% for each additional 1% of additional commitments to investments in mortgages above 86.5% of the gross offering proceeds (or a fractional percentage equal to the fractional amount of any 1% of additional commitments to investments in mortgages).  For the years ended December 31, 2010 and 2009, our general partner was paid approximately $529,000 and $516,000, respectively, for its carried interest.

For services rendered in connection with the servicing of our loans, we pay a monthly mortgage servicing fee to our general partner equal to one-twelfth of 0.25% of our aggregate outstanding development mortgage notes receivable balance as of the last day of the month.  As of December 31, 2010 and 2009, Land Development was paid approximately $816,000 and $715,000, respectively, in mortgage servicing fees.

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

On September 21, 2009, the Partnership entered into the $15 million Brockhoeft Credit Facility.  In conjunction with the Brockhoeft Credit Facility, the Partnership paid UMTH Funding a debt placement fee equal to 1% ($150,000) of the Brockhoeft Credit Facility, which is being amortized over the term of the Brockhoeft Credit Facility.  The unamortized portion of this debt placement fee is approximately $46,000 and $104,000 as of December 31, 2010 and 2009, respectively.

An affiliate of Land Development serves as the advisor to UMT and UDF IV.  Land Development serves as the asset manager of UDF I and UDF IV.

Mortgage Notes Receivable – Related Party and Participation Interests – Related Party

In January 2007, we originated a secured promissory note to OU Land Acquisition II, L.P., a Texas limited partnership of which UDF I has a 50% partner interest, in the principal amount of approximately $1.6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bore interest at a rate of 15% per annum, was collateralized by a second lien deed of trust on approximately 101 acres of land located in Texas and was payable on June 14, 2010.  In July 2009, this note was paid in full.  For the year ended December 31, 2009, we recognized approximately $150,000 of interest income – related party related to this note.

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6.4 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and was payable on September 4, 2010.  Per the First Amendment to Secured Promissory Note, the maturity date on this note was extended to September 4, 2012.  For the years ended December 31, 2010 and 2009, we recognized approximately $1.2 million and $795,000, respectively, of interest income – related party related to this note, of which approximately $186,000 and $271,000 is included in accrued interest receivable – related party as of December 31, 2010 and 2009, respectively.

In November 2007, we originated a secured promissory note to United Development Funding X, L.P. (“UDF X”) a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In August 2008, we amended this revolving credit facility to reduce the commitment amount to $25 million.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2012. For the years ended December 31, 2010 and 2009, we recognized approximately $3.5 million and $2.9 million, respectively, of interest income – related party related to this note, of which approximately $9,000 is included in accrued interest receivable – related party as of December 31, 2010.  There was no balance in accrued interest receivable – related party associated with this note as of December 31, 2009.

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 12% per annum, is collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas and was payable on December 28, 2010, but remains outstanding as of December 31, 2010.  In December 2008, UDF Northpointe, LLC was purchased by an unrelated third party, who thus assumed the secured promissory note.  In May 2009, UDF Northpointe, LLC, then owned by an unrelated third party, assigned its obligations associated with its promissory note and its interests in the collateral by special warranty deed to UDF Northpointe II, LP (“Northpointe II”), a subsidiary of UDF I.  Concurrent with this assignment, UDF Northpointe, LLC entered into a contract for deed with Northpointe II whereby UDF Northpointe, LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to UDF Northpointe, LLC.  For the year ended December 31, 2010 and 2009, we recognized approximately $1.1 million and $615,000 of interest income – related party related to this note.  There was no balance in accrued interest receivable – related party associated with this note as of December 31, 2010 or 2009.

In August 2008, we originated a secured revolving line of credit to UDF LOF in the principal amount of up to $25 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”).  Land Development is the asset manager for, and an affiliate of, UDF LOF.  The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a lien of all of UDF LOF’s existing and future acquired assets and is payable on August 20, 2011.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the UDF LOF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  For the year ended December 31, 2010, we did not recognize any interest income – related party related to this note.  For the year ended December 31, 2009, we recognized approximately $1.5 million of interest income – related party related to this note.  There was no balance in accrued interest receivable – related party associated with this note as of December 31, 2010 or 2009.

In August 2008, we originated a secured promissory note with Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), in the principal amount of $2.5 million (the “BCH Note”).  Land Development has a minority partner interest in Buffington Capital.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the BCH Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Capital.  Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital merged into Buffington Signature Homes, LLC (“Buffington Signature”), which is ultimately owned and controlled by Buffington Homebuilding Group, LTD (“BHG”), a Texas limited partnership.  Land Development owns a minority limited partnership interest in BHG.  As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, Buffington Signature possesses and succeeded to all the rights, responsibilities and obligations of Buffington Capital under the BCH Note.  Buffington Signature’s payment and performance of the BCH Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Second Amendment to Loan Agreement dated August 12, 2010, is payable on August 12, 2011.  For the years ended December 31, 2010 and 2009, we recognized approximately $16,000 and $127,000, respectively, of interest income – related party related to this note, of which approximately $5,000 is included in accrued interest receivable – related party as of December 31, 2009. There was no balance in accrued interest receivable – related party associated with this note as of December 31, 2010.

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2 million (the “BTC Note”).  Land Development has a minority partner interest in Buffington Classic.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the BTC Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic.  Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital merged into Buffington Texas Classic Homes, LLC (“BTC LLC”), which is ultimately owned and controlled by BHG.  Land Development owns a minority limited partnership interest in BHG.  As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, BTC LLC possesses and succeeded to all the rights, responsibilities and obligations of Buffington Classic under the BTC Note.  BTC LLC’s payment and performance of the BTC Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Second Amendment to Loan Agreement dated August 21, 2010,  is payable on August 21, 2011.  As of December 31, 2010 and 2009, we recognized approximately $10,000 and $85,000, respectively, of interest income – related party related to this note, of which approximately $4,000 is included in accrued interest receivable – related party as of December 31, 2009.  There was no balance in accrued interest receivable – related party associated with this note as of December 31, 2010.

In September 2008, we originated an additional secured promissory note with Buffington Classic in the principal amount of approximately $290,000.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Classic note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  We provided a letter of credit on behalf of Buffington Classic in the amount of approximately $290,000.  If the letter of credit is drawn upon, then an amount equal to the drawn amount will be automatically advanced under the secured promissory note.   The secured note bears interest at 14% per annum and represents a 12-month note period with two 12-month renewal options.  The letter of credit expired and this note matured in September 2009 and was not renewed.  Prior to maturity, no amounts were drawn on this note.  Thus, no interest income – related party was recognized on this note for the year ended December 31, 2009.

In September 2008, we entered into an Economic Interest Participation Agreement with UMT pursuant to which UDF III purchased (i) an economic interest in a $45 million revolving credit facility (the “UMT Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”).   At December 31, 2010, the UMT Loan was a $60 million revolving line of credit facility evidenced by a Third Amended and Restated Secured Line of Credit Promissory Note dated as of August 17, 2009, as extended to December 31, 2010 by an amendment effective December 31, 2009.  Effective December 31, 2010, the UMT Loan was subsequently increased to $75 million and the maturity date was extended to December 31, 2011 as evidenced by a Second Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2010 (as amended, the “UMT Note”).  The UMT Loan is secured by a security interest in the assets of UDF I including UDF I’s land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF I in favor of UMT (the “Security Agreement”).

Pursuant to the Economic Interest Participation Agreement, each time UDF I requests an advance of principal under the UMT Note, we will fund the required amount to UMT and our economic interest in the UMT Loan increases proportionately.  Our economic interest in the UMT Loan gives us the right to receive payments from UMT of principal and accrued interest relating to amounts funded by us to UMT which are applied towards UMT’s funding obligations to UDF I under the UMT Loan.  We may abate our funding obligations under the Economic Interest Participation Agreement at any time for a period of up to twelve months by giving UMT notice of the abatement.

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and us will participate in the control and management of the UMT Loan.  The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  The UMT Loan interest rate is the lower of 14% or the highest rate allowed by law.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I.  For the years ended December 31, 2010 and 2009, we recognized approximately $7.3 million and $6.5 million, respectively, of interest income – related party related to this note, of which approximately $2.0 million and $1.9 million is included in accrued interest receivable – related party for the years ended December 31, 2010 and 2009, respectively.

The UMT Loan is subordinate to the UDF I – Brockhoeft loan.  As of December 31, 2010 and 2009, approximately $57.9 million and $54.7 million, respectively, in assets related to the Economic Interest Participation Agreement is included in participation interest – related party.

Effective December 2008, the Partnership modified a secured promissory note in the principal amount of approximately $8.1 million that it had originated with UDF I in December 2006 in the principal amount of approximately $6.9 million.  In connection with the origination of the promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF I’s obligations under the note are secured by a first lien deed of trust filed on 190 undeveloped, entitled single-family home lots located in Thornton, Colorado.  The note bears interest at a base rate equal to 12% per annum and interest payments are due monthly.  The note matured on June 30, 2009, but remains outstanding as of December 31, 2010.  For the years ended December 31, 2010 and 2009, we recognized $1.2 million and $1.1 million, respectively, of interest income – related party related to this note.   There was no balance in accrued interest receivable – related party associated with this note as of December 31, 2010 or 2009.

In July 2009, we originated a secured promissory note to OU Land, a Texas limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of approximately $2.0 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a first lien on 56 acres of land located in Houston, Texas and was payable on June 14, 2010, but remained outstanding as of December 31, 2010. In January 2011, this note was paid off upon a sale of the underlying collateral, and we wrote off a deficiency of approximately $277,000 against our loan loss reserve.  For the years ended December 31, 2010 and 2009, we recognized approximately $375,000 and $158,000, respectively, of interest income – related party related to this note. There was no balance in accrued interest receivable – related party associated with this note as of December 31, 2010 or 2009.

In November 2010, we assumed a secured promissory note to UDF TX One, LP (“UDF TX One”), a Texas limited partnership and wholly owned subsidiary of UDF I, in the principal amount of  $8.0 million.  In connection with the origination of the promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we have requested an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 9.55% per annum, is collateralized by 8 finished lots in Douglas County, Colorado and is payable on January 31, 2011.  This note was paid in full in January 2011.  For the year ended December 31, 2010, we recognized approximately $3,000 of interest income – related party related to this note.

Credit Enhancement Fees – Related Party

In February 2009, we deposited $1.5 million into an account with LegacyTexas (the “Deposit Account”) for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending.  We provided LegacyTexas a security interest in the Deposit Account as further collateral for a loan obtained by UMTH Lending from LegacyTexas (the “UMTH Lending Loan”).  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we have requested an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In November 2010, UMTH Lending refinanced the UMTH Lending Loan with United Texas Bank (“UTB”). In conjunction with this refinance, we deposited $1.5 million into an account with UTB (the “UTB Deposit Account”) for the purpose of providing collateral to UTB for the benefit of UMTH Lending.  The UTB Deposit Account replaced the Deposit Account previously established with LegacyTexas.  We provided the UTB Deposit Account as further collateral for a loan obtained by UMTH Lending from UTB (the “UTB-UMTH Lending Loan”). In consideration for providing the Deposit Account and UTB Deposit Account (collectively, the “UMTH Lending Deposit Accounts”) as collateral for the UMTH Lending Loan and the UTB-UMTH Lending Loan (collectively, the "UMTH Lending Loans”), UMTH Lending agreed to pay us a fee equal to 3% per annum of the amount outstanding in the UMTH Lending Deposit Accounts, paid in 12 monthly installments per year for each year that the UMTH Lending Deposit Accounts secure the UMTH Lending Loans.  This fee of approximately $45,000 and $38,000 is included in our credit enhancement fees – related party income revenue for the years ended December 31, 2010 and 2009, respectively.

In August 2009, we entered into the TCB Guarantee for the benefit of UMT Home Finance, or its permitted successors and assigns, by which we guaranteed the repayment of up to $5 million owed to Texas Capital Bank with respect to that certain promissory note between UMT Home Finance and Texas Capital Bank.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UMT Home Finance is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection with the TCB Guarantee, we entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the TCB Guarantee (i.e., $50,000 per annum).  In conjunction with this arrangement, for the years ended December 31, 2010 and 2009, $50,000 is included in our credit enhancement fees – related party income revenue.

In March 2010, in consideration of us entering into the Resort Island Guaranty, we entered into a letter agreement with UDFLOF Resort Island, which provides for UDFLOF Resort Island to pay us a guaranty fee equal to 1% of our maximum exposure (i.e., $9,250) under the guaranty, which was paid to us upon the execution of the guaranty.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  This fee of approximately $9,000 is included in credit enhancement fees – related party income revenue for the year ended December 31, 2010.

In April 2010, in consideration of us entering into the UDF IV HF Guaranty,  we entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum).  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we have requested an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  This fee of $45,000 is included in our credit enhancement fees – related party income revenue for the year ended December 31, 2010.

In April 2010, in consideration of us entering into the UMT 15th Street Guaranty, we entered into a letter agreement with UMT 15th Street,  which provides for UMT 15th Street to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan  at the end of each month.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  This fee of approximately $10,000 is included in our credit enhancement fees – related party income revenue for the year ended December 31, 2010.

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders.  As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of our existing and future assets.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. This fee of $225,000 is included in our credit enhancement fees – related party income revenue for the year ended December 31, 2010.

In August 2010, in consideration of us entering into the UDF IV Acquisitions Guaranty, we entered into a letter agreement with UDF IV Acquisitions, which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we have requested an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  This fee of approximately $20,000 is included in our credit enhancement fees – related party income revenue for the year ended December 31, 2010.

In December 2010, in consideration of us entering into the UDF IV Finance II Guaranty, we entered into a letter agreement with UDF IV Finance II, which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $5 million loan between UDF IV Finance II and F&M at the end of the month. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  For the year ended December 31, 2010, we have not recognized credit enhancement fees – related party income revenue in conjunction with this guaranty.

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

    Our Partnership Agreement and the NASAA Mortgage Program Guidelines require us to obtain an opinion from an independent advisor stating that loans and credit enhancements we enter into with related parties are fair and at least as reasonable to us as loans or credit enhancements to unaffiliated borrowers in similar circumstances.  As of December 31, 2010, we have entered into two credit enhancements with related parties for which we have requested fairness opinions, but for which we are awaiting written receipt of such opinion.   Our general partner believes that these credit enhancements are similar to our past practices and that they are fair and at least as favorable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In November 2010, we also entered into a loan with a related party for which we have requested a fairness opinion and are awaiting receipt of such opinion.  This loan was subsequently paid in full in January 2011.

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

Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees for professional audit services rendered by Whitley Penn LLP for the audit of our annual financial statements for the years ended December 31, 2010 and 2009 and fees billed for other services rendered by our independent public registered accounting firm during that period:

	2010	2009
Audit Fees (1)	$121,900	$161,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	30,000	45,000
All Other Fees	-	-
Total Fees	$151,900	$206,000

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

United Development Funding III, L.P.

March 31, 2011                                                                                      By:  /s/ Hollis M. Greenlaw

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

March 31, 2011                                                                                     By:  /s/ Hollis M. Greenlaw

Hollis M. Greenlaw

President and Chief Executive Officer of UMTH Land Development, L.P., sole general partner of the Registrant and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.

(Principal Executive Officer)

March 31, 2011                                                                                     By: /s/ Cara D. Obert

Cara D. Obert

Chief Financial Officer of UMTH Land Development, L.P., sole general partner of the Registrant

(Principal Financial Officer and Principal Accounting Officer)

March 31, 2011                                                                                     By:  /s/ Theodore F. Etter

Theodore F. Etter

Chairman of the Board of UMT Services, Inc., sole general partner of UMTH Land Development, L.P., sole general partner of the Registrant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
United Development Funding III, L.P.

We have audited the accompanying balance sheets of United Development Funding III, L.P. (the “Partnership”) as of December 31, 2010 and 2009 and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2010, 2009 and 2008.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Development Funding III, L.P. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
March 31, 2011

UNITED DEVELOPMENT FUNDING III, L.P.
BALANCE SHEETS

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$815,192	$5,563,407
Restricted cash	1,502,849	2,220,339
Accrued interest receivable	5,833,025	7,812,935
Accrued interest receivable – related party	2,326,569	2,168,201
Mortgage notes receivable, net	220,804,130	202,437,145
Mortgage notes receivable – related party, net	54,622,666	51,973,747
Participation interest – related party	57,851,492	54,726,000
Other assets	245,349	375,376

Total assets	$344,001,272	$327,277,150

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$175,780	$127,396
Accrued liabilities	164,940	103,156
Accrued liabilities – related party	3,678,858	3,003,890
Distributions payable	2,983,217	-
Line-of-credit	15,000,000	15,000,000

Total liabilities	22,002,795	18,234,442

Commitments and contingencies

Partners’ Capital:
Limited partners’ capital: 22,500,000 units authorized;
17,782,903 units issued and outstanding at
December 31, 2010 and 17,232,540 units issued and
outstanding at December 31, 2009	321,918,625	308,995,330
General partner’s capital	79,852	47,378

Total partners’ capital	321,998,477	309,042,708

Total liabilities and partners’ capital	$344,001,272	$327,277,150

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008

Revenues:
Interest income	$32,137,590	$27,720,954	$17,121,079
Interest income – related party	14,664,331	13,858,014	6,807,211
Credit enhancement fees – related party	404,049	88,096	-
Mortgage and transaction service revenues	1,817,325	2,328,483	1,877,748
Total revenues	49,023,295	43,995,547	25,806,038

Expenses:
Interest expense	1,500,000	410,959	1,500
Loan loss reserve expense	3,475,773	3,420,277	239,819
General and administrative	3,955,049	3,443,729	3,976,429
Total expenses	8,930,822	7,274,965	4,217,748

Net income	$40,092,473	$36,720,582	$21,588,290

Earnings allocated to limited partners	$35,930,734	$32,908,856	$19,347,360

Earnings per limited partnership unit,
basic and diluted	$2.05	$1.96	$1.94

Weighted average limited partnership
units outstanding	17,494,694	16,753,229	9,961,083

Distributions per weighted average limited
partnership units outstanding	$1.94	$1.92	$1.82

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

For the Years Ended December 31, 2010, 2009 and 2008

	General	Limited	Limited	Total
	Partner's	Partners'	Partners'	Partners'
	Capital	Units	Capital	Capital

Balance at December 31, 2007	$106,946	5,509,316	$98,978,590	$99,085,536

Contributions, net of offering costs of $22,364,347	-	9,309,555	163,947,885	163,947,885

Distributions	(2,086,911)	-	(18,102,253)	(20,189,164)

Distribution reinvestment	-	336,046	6,720,917	6,720,917

Redemption of limited partners’ interest	-	(135,625)	(2,712,509)	(2,712,509)

Net income	2,240,930	-	19,347,360	21,588,290

Balance at December 31, 2008	260,965	15,019,292	268,179,990	268,440,955

Contributions, net of offering costs of $4,280,361	-	1,760,736	31,094,254	31,094,254

Distributions	(4,025,313)	-	(32,238,009)	(36,263,322)

Distribution reinvestment	-	611,056	12,221,121	12,221,121

Redemption of limited partners’ interest	-	(158,544)	(3,170,882)	(3,170,882)

Net income	3,811,726	-	32,908,856	36,720,582

Balance at December 31, 2009	47,378	17,232,540	308,995,330	309,042,708

Contributions	-	-	6,341	6,341

Distributions paid	(1,146,048)	-	(34,021,035)	(35,167,083)

Distribution reinvestment	-	574,431	11,488,607	11,488,607

Distributions declared, but not paid	(2,983,217)	-	-	(2,983,217)

Redemption of limited partners’ interest	-	(24,068)	(481,352)	(481,352)

Net income	4,161,739	-	35,930,734	40,092,473

Balance at December 31, 2010	$79,852	17,782,903	$321,918,625	$321,998,477

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2010	2009	2008
Operating Activities
Net income	$40,092,473	$36,720,582	$21,588,290
Adjustment to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	3,475,773	3,420,277	239,819
Amortization	303,933	164,247	56,323
Changes in operating assets and liabilities:
Accrued interest receivable	1,979,910	(5,511,410)	(1,864,201)
Accrued interest receivable – related party	(158,368)	(1,484,672)	(6,813)
Other assets	(173,906)	(522,915)	(1,999)
Accounts payable	48,384	127,396	(37,253)
Accrued liabilities	736,752	(313,805)	330,293
Net cash provided by operating activities	46,304,951	32,599,700	20,304,459

Investing Activities
Investments in mortgage notes receivable	(41,494,969)	(72,617,671)	(149,299,275)
Investments in mortgage notes receivable – related party	(5,855,582)	(38,542,141)	(65,094,176)
Investments in participation interest – related party	(7,903,487)	(15,466,994)	(39,343,407)
Receipts from mortgage notes receivable	19,652,211	29,466,426	62,547,885
Receipts from mortgage notes receivable – related party	3,206,663	36,999,469	38,518,252
Receipts from participation interest – related party	4,777,995	-	84,401
Restricted cash	717,490	(1,015,149)	(540,016)
Net cash used in investing activities	(26,899,679)	(61,176,060)	(153,126,336)

Financing Activities
Net proceeds from (payments on) line-of-credit	-	15,000,000	(2,325,028)
Limited partner contributions	6,341	35,374,615	186,312,232
Limited partner distributions	(34,021,035)	(32,238,009)	(18,102,253)
Limited partner distribution reinvestment	11,488,607	12,221,121	6,720,917
Limited partner redemptions	(481,352)	(3,170,882)	(2,712,509)
General partner distributions	(1,146,048)	(4,025,313)	(2,086,911)
Escrow payable	-	(517,190)	(147,984)
Payments of offering costs	-	(4,280,361)	(22,364,347)
Deferred offering costs	-	612,292	1,993,496
Accrued liabilities – related party	-	(342,416)	453,532
Net cash provided by (used in) financing activities	(24,153,487)	18,633,857	147,741,145

Net increase (decrease) in cash and cash equivalents	(4,748,215)	(9,942,503)	14,919,268
Cash and cash equivalents at beginning of period	5,563,407	15,505,910	586,642
Cash and cash equivalents at end of period	$815,192	$5,563,407	$15,505,910

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,500,000	$283,562	$-
See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At December 31, 2010 and 2009, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes deposits associated with certain guarantees.

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

Participation Interest – Related Party

Participation interest – related party represents an Economic Interest Participation Agreement with United Mortgage Trust (“UMT”), a real estate investment trust organized under the laws of the state of Maryland, pursuant to which we purchased (i) an economic interest in a $75 million revolving credit facility from UMT to United Development Funding, L.P. (“UDF I”), a Delaware limited partnership, and (ii) a purchase option to acquire a full ownership participation interest in the revolving credit facility from UMT to UDF I.  See Note K, “Related Party Transactions” for further details.

Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party.  We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses.  We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses.  During 2009, we charged additions to the allowance for loan losses for income suspended during that period (see “Summary of Significant Accounting Policies – Revenue Recognition” for further explanation). Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.  The following table summarizes the changes in the reserve for loan losses during the years ended December 31, 2010 and 2009:

	2010	2009
Balance, beginning of year	$3,860,300	$317,500
Provision for loan losses	3,475,773	3,420,300
Interest income suspended	-	122,500
Balance, end of year	$7,336,100	$3,860,300

Revenue Recognition

Interest income on mortgage investments (including related party transactions) is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of December 31, 2010 and 2009, we were suspending income recognition on one mortgage note receivable with a principal balance of approximately $800,000.

Credit enhancement fee – related party income is generated by fees charged to related parties for credit enhancements provided to lenders by the Partnership on behalf of the related parties.  Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement.  As of December 31, 2010, the Partnership was providing seven credit enhancements to related parties.  See Note K “Related Party Transactions – Credit Enhancement Fees-Related Party” for further discussion.

We generate mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables-Nonrefundable Fees and Other Costs, we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes.  The Partnership also expenses a 3% acquisition and origination fee (“placement fee”) paid to the general partner to provide for processing and origination costs associated with mortgage notes receivable or profit participation interest held by the Partnership on a straight-line basis.  As of December 31, 2010 and 2009, approximately $3.5 million and $3.7 million, respectively, of such net deferred fees have been offset against mortgage notes receivable. Approximately $695,000 and $500,000 of net deferred fees have been offset against mortgage notes receivable – related party as of December 31, 2010 and 2009, respectively.  As of December 31, 2010 and 2009, approximately $801,000 and $1.0 million, respectively, of net deferred fees have been offset against profit participation – related party, which was entered into in September 2008.  See Note K, “Related Party Transactions” for further details.

Organization Costs and Offering Costs

In accordance with FASB ASC 720-15, Other Expenses-Start Up Costs, the Partnership expenses organization costs as incurred.  Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt.  Offering costs related to raising capital from equity will be offset as a reduction of capital raised in partners’ capital.  Certain offering costs were paid by the general partner. As noted in Note K, these costs have been reimbursed to our general partner by the Partnership and ceased after the primary offering component of the Offering was terminated on April 23, 2009.

Cash Flow Distributions

Cash available for distributions represents the funds received by the Partnership from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by the Partnership to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest (see Note G) from the cash available for distributions.  Monthly distributions are currently paid to the limited partners at a 9.75% annualized return on a pro rata basis based on the number of days the limited partner has been invested in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general partner and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to the general partner and limited partners.  It is the intent of management to monitor and distribute any surplus on an annual basis.  As of December 31, 2010 and 2009, a deficit of retained earnings of $7.4 million and $5.4 million, respectively, is included in the limited partners’ capital account.  The chart below summarizes the approximate amount of distributions to our general partner and limited partners and the retained earnings deficit as of December 31, 2010 and 2009:

	As of December 31,
	2010		2009
General Partner	$10,919,000	(1)	$6,789,000
Limited Partners	89,358,000	(2)	55,337,000	(3)
Retained Earnings Reserve	2,663,000		844,000
Retained Earnings Deficit	(7,402,000)		(5,413,000)
________________

(1)  approximately $7.9 million paid in cash and $3 million has been declared, but not paid

(2)  approximately $57.4 million paid in cash and approximately $32.0 million reinvested in 1,601,146 units of limited partnership interest under the DRIP and Secondary DRIP.

(3)  approximately $34.8 million paid in cash and approximately $20.5 million reinvested in 1,026,716 units of limited partnership interest under the DRIP and Secondary DRIP.

Income Taxes

The Partnership is organized as a limited partnership for federal income tax purposes.  As a result, income or losses are taxable or deductible to the partners rather than at the partnership level; accordingly, no provision has been made for federal income taxes in the accompanying financial statements.  The chart below provides a reconciliation of our GAAP net income to our taxable income for the years ended December 31, 2010 and 2009:

	2010			2009
GAAP Net Income	$40,092,473			$36,720,582
Temporary differences	2,551,115	(1)	(2)	4,260,832	(1)
Taxable income	$42,643,588			$40,981,414
__________________
(1)
Consists primarily of revenues amortized for GAAP purposes but recognized immediately for tax purposes as well as loan loss reserves recorded for GAAP purposes but not recognized for tax purposes until losses actually incurred.

(2)	Amounts represent estimates as 2010 taxable income has not yet been determined.

Fair Value of Financial Instruments

In accordance with the reporting requirements of FASB ASC 825-10, Financial Instruments-Fair Value, we calculate the fair value of our assets and liabilities which qualify as financial instruments under this statement and include this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of restricted cash, accrued interest receivable, accounts payable, accrued liabilities, and line-of-credit approximates the carrying amounts due to the relatively short maturity of these instruments.  The estimated fair value of mortgage notes receivable and participation interest approximates the carrying amount since they bear interest at the market rate.

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

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses. It requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. ASU 2010-20 will only impact disclosures. Disclosures related to information as of the end of a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Partnership’s adoption of this guidance did not have a material impact on its financial statements.

Guarantees

The Partnership from time to time enters into guarantees of debtor’s borrowings and provides credit enhancements for the benefit of senior lenders in connection with the Partnership’s debtors and investments in partnerships (collectively referred to as “guarantees”), and accounts for such guarantees in accordance with FASB ASC 460-10, Guarantees.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

C.  Registration Statement

On May 15, 2006, our initial public offering of units of limited partnership interest (the “Offering”) was declared effective under the Securities Act of 1933, as amended.  The Offering, at the time of such effectiveness, covered up to 12,500,000 units of limited partnership interest at a price of $20 per unit and up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per unit.  We had the right to reallocate the units of limited partnership interest we were offering between the primary offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units being offered such that 16,250,000 units were offered pursuant to the primary offering and 1,250,000 units were offered pursuant to the DRIP.  Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on March 6, 2009, we further reallocated the units being offered to be 16,500,000 units offered pursuant to the primary offering and 1,000,000 units offered pursuant to the DRIP.  The aggregate offering price for the units was $350 million. The primary offering component of the Offering was terminated on April 23, 2009.  We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

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

On July 3, 2006, our initial public subscribers were accepted as limited partners and the subscription proceeds from such initial public subscribers were released to us.  As of December 31, 2010, we had issued an aggregate of 17,782,903 units of limited partnership interest in the Offering, DRIP and the Secondary DRIP, consisting of 16,499,994 units that have been issued in accordance with the Offering to our limited partners in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Offering), 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 884,886 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $17.7 million, minus 318,237 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $6.4 million.  As of December 31, 2009, we had issued an aggregate of 17,232,540 units of limited partnership interest in the Offering, DRIP and the Secondary DRIP, consisting of 16,499,994 units that have been issued in accordance with the Offering to our limited partners in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Offering), 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 310,456 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $6.2 million, minus 294,169 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $5.9 million.

D.  Line-of-Credit

On September 21, 2009, the Partnership entered into a Loan and Security Agreement (the “Loan Agreement”) with Wesley J. Brockhoeft (the “Lender”) pursuant to which the Lender has provided the Partnership with a revolving credit facility in the maximum principal amount of $15 million (the “Brockhoeft Credit Facility”). The interest rate on the Brockhoeft Credit Facility is equal to 10% per annum.  Accrued interest on the outstanding principal amount of the Brockhoeft Credit Facility is payable monthly.   The Brockhoeft Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets.  In consideration of the Lender originating the Credit Facility, the Partnership paid the Lender an origination fee in the amount of $300,000.  On June 21, 2010, the Partnership entered into the First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”).  Pursuant to the Amended Loan Agreement, the maturity date on the Brockhoeft Credit Facility was extended to June 21, 2012.  The Amended Loan Agreement also permitted the Partnership’s existing and future assets to secure our guaranty of a $15 million loan (the “UDF I – Brockhoeft Loan”) from the Lender, as agent for a group of lenders, to UDF I and provided for cross-default of the Brockhoeft Credit Facility with the UDF I – Brockhoeft Loan.  In consideration for amending the loan, the Partnership paid the Lender an amendment fee in the amount of $150,000.

The Partnership intends to utilize the Brockhoeft Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans.  The Partnership intends to use the Brockhoeft Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments.  Proceeds from the operations of the Partnership will be used to repay the Brockhoeft Credit Facility.  As of December 31, 2010 and 2009, $15 million in principal was outstanding under the Brockhoeft Credit Facility.  Interest expense associated with the Brockhoeft Credit Facility was approximately $1.5 million and $411,000 for the years ended December 31, 2010 and 2009, respectively.

E.  Partners’ Capital

As of December 31, 2010, we had issued an aggregate of 17,782,903 units of limited partnership interest in the Offering, DRIP and the Secondary DRIP, consisting of 16,499,994 units that have been issued to our limited partners in accordance with the Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Offering), 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 884,886 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $17.7 million, less 318,237 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $6.4 million.  In addition to the monthly DRIP and Secondary DRIP distributions, we also distributed approximately $22.5 million in cash during 2010, for aggregate monthly distributions for the year ended December 31, 2010 of approximately $34.0 million.  As of December 31, 2009, we had issued an aggregate of 17,232,540 units of limited partnership interest in the Offering, DRIP and the Secondary DRIP, consisting of 16,499,994 units that have been issued to our limited partners in accordance with the Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Offering), 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 310,456 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $6.2 million, less 294,170 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $5.9 million.  In addition to the monthly DRIP and Secondary DRIP distributions, we also distributed approximately $20.0 million in cash during 2009, for aggregate monthly distributions for the year ended December 31, 2009 of approximately $32.2 million.  Distributions to our general partner are more fully discussed in Notes G and K.

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

Payments to affiliates of the general partner primarily consist of reimbursements for amounts incurred by UMTH Funding Services, L.P. (“UMTH Funding”), who assisted the general partner in the Partnership’s management through December 31, 2009.

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

H.  Unit Redemption Program

Limited partners who have held their units for at least one year may request that the Partnership repurchase their units.  A limited partner wishing to have units repurchased must mail or deliver in writing a request to the Partnership indicating such desire.  Prior to October 15, 2010, the purchase price of repurchased units, except as described below for redemptions upon the death of a limited partner, was equal to (i) 92% of the purchase price actually paid for any units held less than two years, (ii) 94% of the purchase price actually paid for any units held for at least two years but less than three years, (iii) 96% of the purchase price actually paid for any units held for at least three years but less than four years, (iv) 98% of the purchase price actually paid for any units held for at least four years but less than five years, and (v) the lesser of the purchase price actually paid for any units held at least five years or the then-current fair market value of the units as determined by the most recent annual valuation of units.  Prior to October 15, 2010, the purchase price for units redeemed upon the death of a limited partner was the lesser of (i) the price the limited partner actually paid for the units or (2) $20 per unit, limited to aggregate annual redemptions not to exceed 1% of units outstanding in the preceding 12-month period.

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

I.  Commitments and Contingencies

In February 2009, the Partnership deposited $1.5 million into a money market account (the “Deposit Account”) with LegacyTexas Bank (“LegacyTexas”) for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending Company, L.P. (“UMTH Lending”), a Delaware limited partnership and an affiliate of the Partnership’s general partner.  The Partnership provided LegacyTexas a security interest in the Deposit Account as further collateral for a loan (the “UMTH Lending Loan”) obtained by UMTH Lending from LegacyTexas.  In connection therewith, as required by the Partnership’s Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership has requested an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In November 2010, UMTH Lending refinanced the UMTH Lending Loan with United Texas Bank (“UTB”).  In conjunction with this refinance, the Partnership deposited $1.5 million into a deposit account  (the “UTB Deposit Account”) with UTB for the purpose of providing collateral to UTB for the benefit of UMTH Lending.  The UTB Deposit Account replaced the Deposit Account previously established with LegacyTexas.  The Partnership provided the UTB Deposit Account as further collateral for a loan obtained by UMTH Lending from UTB (the “UTB-UMTH Lending Loan”). In consideration for providing the Deposit Account and UTB Deposit Account (collectively, the “UMTH Lending Deposit Accounts”) as collateral for the UMTH Lending Loan and the UTB-UMTH Lending Loan (collectively, the “UMTH Lending Loans”), UMTH Lending agreed to pay the Partnership a fee equal to 3% per annum of the amount outstanding in the UMTH Lending Deposit Accounts, paid in 12 monthly installments per year for each year that the UMTH Lending Deposit Accounts secure the UMTH Lending Loans.  These UMTH Lending Deposit Accounts are included as restricted cash on the Partnership’s balance sheet.

In August 2009, the Partnership entered into a guarantee with Texas Capital Bank (the “TCB Guarantee”), by which the Partnership guaranteed the repayment of up to $5 million owed to Texas Capital Bank with respect to that certain promissory note between UMT Home Finance, L.P. (“UMT Home Finance”), a Delaware limited partnership, and Texas Capital Bank.  In connection therewith, as required by the Partnership’s Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UMT Home Finance is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT. In connection with the TCB Guarantee, the Partnership entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay the Partnership annually, in advance, an amount equal to 1% of the Partnership’s maximum exposure under the TCB Guarantee (i.e., $50,000 per annum).  These fees are included in the Partnership’s credit enhancement fees – related party income revenue (see Note K for further discussion).

In March 2010, the Partnership entered into a guaranty (the “Resort Island Guaranty”) for the benefit of the Bank of Las Colinas (“BOLC”) pursuant to which the Partnership guaranteed the repayment of up to $925,000 owed to BOLC with respect to a loan between UDFLOF Resort Island, L.P. (“UDFLOF Resort Island”), a Delaware limited partnership, and BOLC.  In connection therewith, as required by the Partnership’s Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDFLOF Resort Island is a wholly owned subsidiary of United Development Funding Land Opportunity Fund, L.P. (“UDF LOF”), a Delaware limited partnership.  The Partnership’s general partner is an affiliate of UDF LOF.  In connection with the Resort Island Guaranty, the Partnership entered into a letter agreement with UDFLOF Resort Island which provides for UDFLOF Resort Island to pay the Partnership a guaranty fee equal to 1% of the Partnership’s maximum exposure (i.e., $9,250) under the guaranty, which was paid to the Partnership upon the execution of the guaranty and is included in the Partnership’s credit enhancement fees – related party income revenue (see Note K for further discussion).  UDFLOF Resort Island paid off the loan to BOLC in December 2010, thus extinguishing the guarantee.

In April 2010, the Partnership entered into a guaranty (the “UDF IV HF Guaranty”) for the benefit of Community Trust Bank of Texas (“CTB”) pursuant to which the Partnership guaranteed the repayment of up to $6 million owed to CTB with respect to a revolving line of credit loan between UDF IV Home Finance, L.P. (“UDF IV Home Finance”), a Delaware limited partnership, and CTB.  In connection therewith, as required by the Partnership’s Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF IV Home Finance is a wholly owned subsidiary of United Development Funding IV (“UDF IV”), a Maryland real estate investment trust.  The Partnership’s general partner serves as the asset manager for UDF IV.  In connection with the UDF IV HF Guaranty, the Partnership entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay the Partnership an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum).  The fee is to be paid in 12 equal monthly installments and is included in the Partnership’s credit enhancement fees – related party income revenue (see Note K for further discussion).

In April 2010, the Partnership entered into a guaranty (the “UMT 15th Street Guaranty”) for the benefit of CTB pursuant to which the Partnership guaranteed the repayment of up to $1.6 million owed to CTB with respect to a loan between UMT 15th Street, L.P. (“UMT 15th Street”), a Delaware limited partnership, and CTB.  In connection therewith, as required by the Partnership’s Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UMT 15th Street is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection with the UMT 15th Street Guaranty, the Partnership entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.  The fee is included in credit enhancement fees – related party income revenue (see Note K for further discussion).

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, the Partnership provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of the Partnership’s existing and future assets.  In connection therewith, as required by the Partnership’s Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In consideration of the Partnership’s secured guaranty, commencing July 31, 2010, UDF I agreed to pay the Partnership a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. These fees are included in the Partnership’s credit enhancement fees – related party income revenue (see Note K for further discussion).

In August 2010, the Partnership entered into a guaranty (the “UDF IV Acquisitions Guaranty”) for the benefit of CTB pursuant to which the Partnership guaranteed the repayment of up to $8 million owed to CTB with respect to a revolving line of credit loan between UDF IV Acquisitions, L.P. (“UDF IV Acquisitions”), a Delaware limited partnership, and CTB.  In connection therewith, as required by the Partnership’s Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership has requested an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF IV Acquisitions is a wholly owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV.  In connection with the UDF IV Acquisitions Guaranty, the Partnership entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month.  This fee is included in the Partnership’s credit enhancement fees – related party income revenue (see Note K for further discussion).

In December 2010, the Partnership entered into a guaranty (the “UDF IV Finance II Guaranty”) for the benefit of The F&M Bank and Trust Company (“F&M”) pursuant to which the Partnership guaranteed the repayment of up to $5 million owed to F&M with respect to a loan between UDF IV Finance II, L.P. (“UDF IV Finance II”), a Delaware limited partnership, and F&M.  In connection therewith, as required by the Partnership’s Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF IV Finance II is a wholly owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV.  In connection with the UDF IV Finance II Guaranty, the Partnership entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month.  For the year ended December 31, 2010, the Partnership has not recognized credit enhancement fees – related party income revenue in conjunction with this guaranty (see Note K for further discussion).

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

As of December 31, 2010, the Partnership had 11 outstanding guarantees, including: (1) 10 limited repayment guarantees with total credit risk to the Partnership of approximately $50.0 million, of which approximately $37.5 million has been borrowed against by the debtor and (2) one letter of credit issued on behalf of a borrower with total credit risk to the Partnership of approximately $400,000, none of which has been borrowed against by the debtor.

As of December 31, 2009, the Partnership had seven outstanding guarantees, including: (1) four limited repayment guarantees with total credit risk to the Partnership of approximately $7.4 million, of which approximately $5.9 million has been borrowed against by the debtor and (2) three letters of credit issued on behalf of borrowers with total credit risk to the Partnership of approximately $2.6 million, approximately $2.2 million of which has been borrowed against by the debtors.

To date, the Partnership has not incurred losses from guarantees entered into, and the debt that is guaranteed is also collateralized by real estate.  The value of such real estate may or may not be sufficient to settle such obligations if liquidated.

The Partnership has no other outstanding debt or contingent payment obligations.  There are approximately $65.9 million of commitments to be funded under the terms of mortgage notes receivable as of December 31, 2010.  Included in such amount is approximately $36.5 million of commitments for mortgage notes receivable – related party and $17.9 million for participation interest – related party.  As of December 31, 2009, there were approximately $50.9 million of commitments to be funded under the terms of mortgage notes receivable.  Included in such amount is approximately $27.2 million of commitments for mortgage notes receivable – related party and $6.2 million for participation interest – related party.

J.  General and Administrative Expenses

General and administrative expenses of the Partnership are summarized in the following chart:

	For the Years Ended
	December 31,
Category	2010	2009	2008
Placement fees (1)	$1,200,000	$1,100,000	$2,500,000
Service fees (1)	800,000	700,000	400,000
Investor relations	1,100,000	800,000	600,000
Professional fees	200,000	400,000	300,000
Other	700,000	400,000	200,000
Total	$4,000,000	$3,400,000	$4,000,000

(1) Related party expenses

K.  Related Party Transactions

Our general partner and certain of its affiliates receive fees in connection with the acquisition and management of the assets and reimbursement of costs of the Partnership.

Our general partner is paid 3% of the net amount available for investment in mortgages for fees and expenses associated with the selection and origination of mortgages, including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by the Partnership.  Such fees are amortized into expense on a straight line basis.

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

During 2009, UMTH Funding was reimbursed for operating expenses incurred in assisting Land Development in our management.  Effective January 1, 2010, we began reimbursing UMTH General Services, L.P. (“General Services”), an affiliate of Land Development, instead of UMTH Funding, for operating expenses incurred by General Services in assisting Land Development in our management.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the years ended December 31, 2010 and 2009:

		For the Years Ended
		December 31,
Payee	Purpose	2010	2009
Land Development
	Organization &
	Offering Expenses	$-	$533,000
	Bona Fide Due Diligence Fees	-	178,000
	Wholesaler Reimbursement	-	127,000
	Acquisition & Origination
	Expenses and Fees	304,000	1,300,000
	Promotional Interest	3,600,000	3,500,000
	Carried Interest	529,000	516,000
	Mortgage Servicing Fee	816,000	715,000
UMTH Funding
	Marketing Support Fees	-	360,000
	Operating Reimbursement Expense	-	900,000
UMTH General Services
	Operating Reimbursement Expense	377,000	-

On September 21, 2009, the Partnership entered into the $15 million Brockhoeft Credit Facility with Wesley J. Brockhoeft (as discussed in Note D).  In conjunction with the Brockhoeft Credit Facility, the Partnership paid UMTH Funding a debt placement fee equal to 1% ($150,000) of the Brockhoeft Credit Facility, which is being amortized over the term of the Brockhoeft Credit Facility.  The unamortized portion of this debt placement fee is included in other assets and is approximately $46,000 and $104,000 as of December 31, 2010 and 2009, respectively.

An affiliate of Land Development serves as the advisor to UMT and United Development Funding IV, a Maryland real estate investment trust (“UDF IV”).  Land Development serves as the asset manager of UDF I and UDF IV.

Mortgage Notes Receivable – Related Party and Participation Interests – Related Party

In January 2007, we originated a secured promissory note to OU Land Acquisition II, L.P., a Texas limited partnership of which UDF I has a 50% partner interest, in the principal amount of approximately $1.6 million, and in connection therewith as required by our Partnership Agreement and the North American Securities Administrators Association (“NASAA”) Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bore interest at a rate of 15% per annum, was collateralized by a second lien deed of trust on approximately 101 acres of land located in Texas and was payable on June 14, 2010.  In July 2009, this note was paid in full.  For the year ended December 31, 2009, we recognized approximately $150,000 of interest income – related party related to this note.

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6.4 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and was payable on September 4, 2010.   Per the First Amendment to Secured Promissory Note, the maturity date on this note was extended to September 4, 2012.  For the years ended December 31, 2010 and 2009, we recognized approximately $1.2 million and $795,000, respectively, of interest income – related party related to this note, of which approximately $186,000 and $271,000 is included in accrued interest receivable – related party as of December 31, 2010 and 2009, respectively.

In November 2007, we originated a secured promissory note to United Development Funding X, L.P. (“UDF X”) a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In August 2008, we amended this revolving credit facility to reduce the commitment amount to $25 million.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2012.  For the years ended December 31, 2010 and 2009, we recognized approximately $3.5 million and $2.9 million, respectively of interest income – related party related to this note, of which approximately $9,000 is included in accrued interest receivable – related party as of December 31, 2010.  There was no balance in accrued interest receivable – related party associated with this note as of December 31, 2009.

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 12% per annum, is collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas and is payable on December 28, 2010, but remains outstanding as of December 31, 2010.  In December 2008, UDF Northpointe, LLC was purchased by an unrelated third party, who thus assumed the secured promissory note. For the year ended December 31, 2008, we recognized approximately $629,000 of interest income – related party related to this note.  In May 2009, UDF Northpointe, LLC, then owned by an unrelated third party, assigned its obligations associated with its promissory note and its interests in the collateral by special warranty deed to UDF Northpointe II, LP (“Northpointe II”), a subsidiary of UDF I.  Concurrent with this assignment, UDF Northpointe, LLC entered into a contract for deed with Northpointe II whereby UDF Northpointe, LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to UDF Northpointe, LLC.  For the years ended December 31, 2010 and 2009, we recognized approximately $1.1 million and $615,000 of interest income – related party related to this note. There was no balance in accrued interest receivable – related party associated with this note as of December 31, 2010 or 2009.

In August 2008, we originated a secured revolving line of credit to UDF LOF in the principal amount of up to $25 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”).  Land Development is the asset manager for, and an affiliate of, UDF LOF.  The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a lien of all of UDF LOF’s existing and future acquired assets and is payable on August 20, 2011.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the UDF LOF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  For the year ended December 31, 2010, we did not recognize any interest income – related party related to this note.  For the year ended December 31, 2009, we recognized approximately $1.5 million of interest income – related party related to this note.  There was no balance in accrued interest receivable – related party associated with this note as of December 31, 2010 or 2009.

In August 2008, we originated a secured promissory note with Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), in the principal amount of $2.5 million (the “BCH Note”).  Land Development has a minority partner interest in Buffington Capital.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the BCH Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Capital.  Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital merged into Buffington Signature Homes, LLC (“Buffington Signature”), which is ultimately owned and controlled by Buffington Homebuilding Group, LTD (“BHG”), a Texas limited partnership.  Land Development owns a minority limited partnership interest in BHG.  As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, Buffington Signature possesses and succeeded to all the rights, responsibilities and obligations of Buffington Capital under the BCH Note.  Buffington Signature’s payment and performance of the BCH Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Second Amendment to Loan Agreement dated August 12, 2010, is payable on August 12, 2011.  For the years ended December 31, 2010 and 2009, we recognized approximately $16,000 and $127,000, respectively, of interest income – related party related to this note, of which approximately $5,000 is included in accrued interest receivable – related party as of December 31, 2009. There was no balance in accrued interest receivable – related party associated with this note as of December 31, 2010.

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2 million (the “BTC Note”).  Land Development has a minority partner interest in Buffington Classic.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the BTC Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic.  Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital merged into Buffington Texas Classic Homes, LLC (“BTC LLC”), which is ultimately owned and controlled by BHG.  Land Development owns a minority limited partnership interest in BHG.  As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, BTC LLC possesses and succeeded to all the rights, responsibilities and obligations of Buffington Classic under the BTC Note.  BTC LLC’s payment and performance of the BTC Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Second Amendment to Loan Agreement dated August 21, 2010, is payable on August 21, 2011.  As of December 31, 2010 and 2009, we recognized approximately $10,000 and $85,000, respectively, of interest income – related party related to this note, of which approximately $4,000 is included in accrued interest receivable – related party as of December 31, 2009.  There was no balance in accrued interest receivable – related party associated with this note as of December 31, 2010.

In September 2008, we originated an additional secured promissory note with Buffington Classic in the principal amount of approximately $290,000 (the “Buffington Classic Note”).  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Buffington Classic Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  We provided a letter of credit on behalf of Buffington Classic in the amount of approximately $290,000.  If the letter of credit is drawn upon, then an amount equal to the drawn amount will be automatically advanced under the Buffington Classic Note.   The secured note bears interest at 14% per annum and represents a 12-month note period with two 12-month renewal options.  The letter of credit expired and this note matured in September 2009 and was not renewed.  Prior to maturity, no amounts were drawn on this note.  Thus, no interest income – related party was recognized on this note for the year ended December 31, 2009.

In September 2008, we entered into an Economic Interest Participation Agreement with UMT pursuant to which UDF III purchased (i) an economic interest in a $45 million revolving credit facility (the “UMT Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”).   At December 31, 2010, the UMT Loan was a $60 million revolving line of credit facility evidenced by a Third Amended and Restated Secured Line of Credit Promissory Note dated as of August 17, 2009, as extended to December 31, 2010 by an amendment effective December 31, 2009.  Effective December 31, 2010, the UMT Loan was subsequently increased to $75 million and the maturity date was extended to December 31, 2011 as evidenced by a Second Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2010 (as amended, the “UMT Note”).  The UMT Loan is secured by a security interest in the assets of UDF I including UDF I’s land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF I in favor of UMT (the “Security Agreement”).

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

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and us will participate in the control and management of the UMT Loan.  The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  The UMT Loan interest rate is the lower of 14% or the highest rate allowed by law.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code of 1986, as amended, to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I.  For the years ended December 31, 2010 and 2009, we recognized approximately $7.3 million and $6.5 million, respectively, of interest income – related party related to this note, of which approximately $2.0 million and $1.9 million is included in accrued interest receivable – related party for the years ended December 31, 2010 and 2009, respectively.

The UMT Loan is subordinate to the UDF I – Brockhoeft loan.  As of December 31, 2010 and 2009, approximately $57.9 million and $54.7 million, respectively, in assets related to the Economic Interest Participation Agreement is included in participation interest – related party.

Effective December 2008, the Partnership modified a secured promissory note in the principal amount of approximately $8.1 million that it had originated with UDF I in December 2006 in the principal amount of approximately $6.9 million.  In connection with the origination of the promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF I’s obligations under the note are secured by a first lien deed of trust filed on 190 undeveloped, entitled single-family home lots located in Thornton, Colorado.  The note bears interest at a base rate equal to 12% per annum and interest payments are due monthly.  The note matured on June 30, 2009, but remains outstanding as of December 31, 2010.  For the years ended December 31, 2010 and 2009, we recognized $1.2 million and $1.1 million, respectively, of interest income – related party related to this note.   There was no balance in accrued interest receivable – related party associated with this note as of December 31, 2010 or 2009.

In July 2009, we originated a secured promissory note to OU Land Acquisitions, LP (“OU Land”), a Texas limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of approximately $2.0 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a first lien on 56 acres of land located in Houston, Texas and was payable on June 14, 2010, but remained outstanding as of December 31, 2010.  In January 2011, this note was paid off upon a sale of the underlying collateral and we wrote off a deficiency of approximately $277,000 against our loan loss reserve.  For the years ended December 31, 2010 and 2009, we recognized approximately $375,000 and $158,000, respectively, of interest income – related party related to this note.

In November 2010, we assumed a secured promissory note to UDF TX One, LP (“UDF TX One”), a Texas limited partnership and wholly owned subsidiary of UDF I, in the principal amount of $8.0 million.  In connection with the origination of the promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we have requested an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 9.55% per annum, is collateralized by 8 finished lots in Douglas County, Colorado and is payable on January 31, 2011. This note was paid in full in January 2011.  For the year ended December 31, 2010, we recognized approximately $3,000 of interest income – related party related to this note.

Credit Enhancement Fees – Related Party

In February 2009, we deposited $1.5 million into the Deposit Account with LegacyTexas for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending (as discussed in Note I).  We provided LegacyTexas a security interest in the Deposit Account as further collateral for the UMTH Lending Loan obtained by UMTH Lending from LegacyTexas.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we have requested an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In November 2010, UMTH Lending refinanced the UMTH Lending Loan with UTB.  In conjunction with this refinance, we deposited $1.5 million into the UTB Deposit Account for the purpose of providing collateral to UTB for the benefit of UMTH Lending.  The UTB Deposit Account replaced the Deposit Account previously established with LegacyTexas.  We provided the UTB Deposit Account as further collateral for a loan obtained by UMTH Lending from UTB.  In consideration for providing the UMTH Lending Deposit Accounts as collateral for the UMTH Lending Loans, UMTH Lending agreed to pay us a fee equal to 3% per annum of the amount outstanding in the UMTH Lending Deposit Accounts, paid in 12 monthly installments per year for each year that the UMTH Lending Deposit Accounts secure the UMTH Lending Loans.  These UMTH Lending Deposit Accounts are included as restricted cash on our balance sheet.  This fee of approximately $45,000 and $38,000 is included in our credit enhancement fees – related party income revenue for the years ended December 31, 2010 and 2009, respectively

In August 2009, in consideration for entering into the TCB Guarantee (as discussed in Note I), we entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the TCB Guarantee (i.e., $50,000 per annum).  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  These fees are included in our credit enhancement fees – related party income revenue and are approximately $50,000 for the years ended December 31, 2010 and 2009.

In March 2010, in consideration of us entering into the Resort Island Guaranty (as discussed in Note I), we entered into a letter agreement with UDFLOF Resort Island which provides for UDFLOF Resort Island to pay us a guaranty fee equal to 1% of our maximum exposure (i.e., $9,250) under the guaranty, which was paid to us upon the execution of the guaranty.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  This fee of approximately $9,000 is included in credit enhancement fees – related party income revenue for the year ended December 31, 2010.

In April 2010, in consideration of us entering into the UDF IV HF Guaranty (as discussed in Note I), we entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum).  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  This fee of $45,000 is included in our credit enhancement fees – related party income revenue for the year ended December 31, 2010.

In April 2010, in consideration of us entering into the UMT 15th Street Guaranty (as discussed in Note I), we entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  This fee of approximately $10,000 is included in our credit enhancement fees – related party income revenue for the year ended December 31, 2010.

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders (as discussed in Note I). As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of our existing and future assets.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. This fee of $225,000 is included in our credit enhancement fees – related party income revenue for the year ended December 31, 2010.

In August 2010, in consideration of us entering into the UDF IV Acquisitions Guaranty (as discussed in Note I), we entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we have requested an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  This fee of approximately $20,000 is included in our credit enhancement fees – related party income revenue for the year ended December 31, 2010.

In December 2010, in consideration of us entering into the UDF IV Finance II Guaranty (as discussed in Note I), we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $5 million loan between UDF IV Finance II and F&M at the end of the month.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  For the year ended December 31, 2010, we have not recognized credit enhancement fees – related party income revenue in conjunction with this guaranty.

L.  Concentration of Credit Risk

Financial instruments that potentially expose the Partnership to concentrations of credit risk are primarily mortgage notes receivable, mortgage notes receivable – related party and participation interests – related party.  The Partnership maintains deposits in financial institutions that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”).  The Partnership has not experienced any losses related to amounts in excess of FDIC limits.

At December 31, 2010 and 2009, approximately 96% of the outstanding aggregate principal amount of mortgage notes originated by the Partnership are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 1% are secured by properties located in Arizona.  All of the Partnership’s mortgage investments are in the United States.

M.  Subsequent Events

In July 2009, we originated a secured promissory note to OU Land in the principal amount of approximately $2.0 million.  In January 2011, this note was paid off upon a sale of the underlying collateral and we wrote off a deficiency of approximately $277,000 against our loan loss reserve.

N.  Quarterly Financial Data (Unaudited)

Selected quarterly financial data (unaudited) for the years ended December 31, 2010 and 2009 is set forth below:
				Net Income Per
			Net Income	Limited	Weighted
			Allocated to	Partnership	Average
			Limited	Unit	Units
	Revenues	Net Income	Partners	Basic/Diluted	Outstanding
2010
First quarter	$11,724,470	$10,256,069	$9,191,453	$0.53	17,289,322
Second quarter	11,983,126	10,365,463	9,289,492	0.53	17,421,668
Third quarter	12,552,162	11,110,160	9,956,886	0.57	17,560,810
Fourth quarter	12,763,537	8,360,781	7,492,903	0.42	17,701,718
For the year	$49,023,295	$40,092,473	$35,930,734	$2.05	17,494,694

2009
First quarter	$10,044,876	$9,192,408	$8,238,204	$0.52	15,966,509
Second quarter	11,278,659	10,350,440	9,276,028	0.55	16,871,993
Third quarter	11,207,617	10,050,602	9,007,313	0.53	17,007,588
Fourth quarter	11,464,395	7,127,132	6,387,311	0.36	17,148,938
For the year	$43,995,547	$36,720,582	$32,908,856	$1.96	16,758,742

Index to Exhibits

Exhibit Number	Description
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