Form 10-Q
period 2011-03-31
United Development Funding III, LP
filed 2011-05-16
CIK 1335732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐   No ☒

As of May 11, 2011, the Registrant had 17,965,936 units of limited partnership interest outstanding.

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-Q
Quarter Ended March 31, 2011

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
UNITED DEVELOPMENT FUNDING III, L.P.
BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010
Assets:

Cash and cash equivalents	$1,143,187	$815,192
Restricted cash	1,506,744	1,502,849
Accrued interest receivable	9,891,600	5,833,025
Accrued interest receivable – related party	4,947,905	2,326,569
Mortgage notes receivable, net	224,474,270	220,804,130
Mortgage notes receivable – related party	49,926,854	54,622,666
Participation interest – related party	57,812,242	57,851,492
Other assets	219,495	245,349

Total assets	$349,922,297	$344,001,272

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$161,569	$175,780
Accrued liabilities	168,437	164,940
Accrued liabilities – related party	4,183,575	3,678,858
Distributions payable	3,695,712	2,983,217
Line-of-credit	15,000,000	15,000,000

Total liabilities	23,209,293	22,002,795

Commitments and contingencies

Partners’ Capital:
Limited partners’ capital: 22,500,000 units authorized; 17,919,455 units issued and outstanding at March 31, 2011 and 17,782,903 units issued and outstanding at December 31, 2010	326,312,242	321,918,625
General partner’s capital	400,762	79,852

Total partners’ capital	326,713,004	321,998,477

Total liabilities and partners’ capital	$349,922,297	$344,001,272

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Interest income	$8,425,053	$7,699,003
Interest income – related party	3,699,433	3,597,655
Credit enhancement fees – related party	164,037	11,096
Mortgage and transaction service revenues	472,228	416,716
Total revenues	12,760,751	11,724,470

Expenses:
Interest expense	369,863	369,863
Loan loss reserve	123,052	114,828
General and administrative	867,399	983,710

Total expenses	1,360,314	1,468,401

Net income	$11,400,437	$10,256,069

Earnings allocated to limited partners	$10,217,032	$9,191,453

Earnings per limited partnership unit, basic and diluted	$0.57	$0.53

Weighted average limited partnership units outstanding	17,840,589	17,289,322

Distributions per weighted average limited partnership units outstanding	$0.48	$0.48

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Operating Activities
Net income	$11,400,437	$10,256,069
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	123,052	114,828
Depreciation and amortization	40,117	125,547
Changes in operating assets and liabilities:
Accrued interest receivable	(4,058,575)	(495,932)
Accrued interest receivable – related party	(2,621,336)	(2,390,947)
Other assets	(14,263)	(13,960)
Accounts payable	(14,211)	-
Accrued liabilities	3,497	(20,415)
Accrued liabilities – related party	504,717	(77,468)
Net cash provided by operating activities	5,363,435	7,497,722

Investing Activities
Investments in mortgage notes receivable	(10,834,193)	(10,282,134)
Investments in mortgage notes receivable – related party	(962,854)	(1,091,786)
Investments in participation interest – related party	-	(420,749)
Receipts from mortgage notes receivable	7,041,001	5,513,335
Receipts from mortgage notes receivable – related party	5,658,666	295,210
Receipts from participation interest – related party	39,250	3,023,395
Restricted cash	(3,895)	(5,721)
Net cash provided by (used in) investing activities	937,975	(2,968,450)

Financing Activities
Limited partner contributions	-	6,341
Limited partner distributions	(8,554,457)	(8,290,608)
Limited partner distribution reinvestment	2,731,042	2,950,962
Limited partner redemption	-	(231,352)
General partner distributions	(150,000)	(745,609)

Net cash used in financing activities	(5,973,415)	(6,310,266)

Net increase (decrease) in cash and cash equivalents	327,995	(1,780,994)
Cash and cash equivalents at beginning of period	815,192	5,563,407

Cash and cash equivalents at end of period	$1,143,187	$3,782,413

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$369,863	$369,863

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

B. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X.  They do not include all information and footnotes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change to the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission.  The accompanying interim unaudited financial statements should be read in conjunction with the financial statements filed in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission.  In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of March 31, 2011, operating results for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010.  Operating results and cash flows for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Participation Interest – Related Party

Participation interest – related party represents an Economic Interest Participation Agreement with United Mortgage Trust, a Maryland real estate investment trust (“UMT”), pursuant to which we purchased (i) an economic interest in a $75 million revolving credit facility from UMT to United Development Funding, L.P., an affiliated Delaware limited partnership (“UDF I”) (the “UMT Loan”) and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (see Note H for further discussion).  An affiliate of our general partner serves as the advisor to UMT.

Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party.  We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses.  We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses.  The following table summarizes the changes in the reserve for loan losses during the three months ended March 31, 2011 and the year ended December 31, 2010, which is offset against mortgage notes receivable:

	March 31, 2011	December 31, 2010
Balance, beginning of year	$7,336,100	$3,860,300
Provision for loan losses	123,100	3,475,800
Charge-offs	(276,600)	-
Balance, end of period	$7,182,600	$7,336,100

Revenue Recognition

Interest income on mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of March 31, 2011 and 2010, we were suspending income recognition on one mortgage note receivable with a principal balance of approximately $800,000.

Credit enhancement fee – related party income is generated by fees charged to related third parties for credit enhancements provided to lenders by the Partnership on behalf of the third parties.  Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement.  As of March 31, 2011, the Partnership was providing 7 credit enhancements to related parties (see Note H for further discussion).

We generate mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables-Nonrefundable Fees and Other Costs (“ASC 310-20”), we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes.  The Partnership also expenses acquisition and origination fees (“Placement Fees”) paid to the general partner to provide for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with mortgage notes receivable or participation interest held by the Partnership on a straight-line basis.  As of March 31, 2011 and December 31, 2010, approximately $3.6 million and $3.5 million, respectively, of such net deferred fees are included in mortgage notes receivable. Approximately $735,000 and $695,000 of net deferred fees are included in mortgage notes receivable – related party as of March 31, 2011 and December 31, 2010, respectively.  As of March 31, 2011 and December 31, 2010, approximately $761,000 and $801,000, respectively, of deferred fees are included in participation interest – related party.

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses and debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with our public offering of our units of limited partnership interest).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions are currently paid to our limited partners at a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners.  It is the intent of management to monitor and distribute such surplus, if any, on an annual basis.  The chart below summarizes the approximate amount of distributions to our general partner and limited partners and the retained earnings deficit as of March 31, 2011 and December 31, 2010:

	As of		As of
	March 31,		December 31,
	2011		2010
General Partner	$11,781,000	(1)	$10,919,000	(2)
Limited Partners	97,912,000	(3)	89,358,000	(4)
Retained Earnings Reserve	4,303,000		2,663,000
Retained Earnings Deficit	(6,846,000)		(7,402,000)

(1) approximately $8.1 million paid in cash and $3.7 million has been declared, but not paid.

(2) approximately $7.9 million paid in cash and $3.0 million has been declared, but not paid.

(3) approximately $63.1 million paid in cash and approximately $34.8 million reinvested in 1,737,698 units of limited partnership interest under our distribution reinvestment plan and amended and restated distribution reinvestment plan.

(4) approximately $57.4 million paid in cash and approximately $32.0 million reinvested in 1,601,146 units of limited partnership interest under our distribution reinvestment plan and amended and restated distribution reinvestment plan.

Fair Value of Financial Instruments

In accordance with the reporting requirements of the FASB ASC 825-10, Financial Instruments-Fair Value, we calculate the fair value of our assets and liabilities that qualify as financial instruments under this statement and include this information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, accounts payable, accrued liabilities, and line-of-credit approximates the carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of mortgage notes receivable and participation interest approximates the carrying amount since they bear interest at the market rate.

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

C. Registration Statement

On May 15, 2006, a public offering of our units of limited partnership interest (the “Offering”) pursuant to a Registration Statement on Form S-11 (File No. 333-127891) was declared effective under the Securities Act of 1933, as amended.  The Offering, at the time of such effectiveness, covered up to 12,500,000 units of limited partnership interest to be issued at a price of $20 per unit (the “Primary Offering”) and up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per unit.  We had the right to reallocate the units of limited partnership interest we were offering between the Primary Offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units being offered to 16,250,000 units offered pursuant to the Primary Offering and 1,250,000 units offered pursuant to the DRIP.  Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on March 6, 2009, we further reallocated the units being offered to 16,500,000 units offered pursuant to the Primary Offering and 1,000,000 units offered pursuant to the DRIP.  The Primary Offering component of the Offering was terminated on April 23, 2009.  We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

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

D. Line-of-Credit

On September 21, 2009, the Partnership entered into a Loan and Security Agreement (the “Loan Agreement”) with Wesley J. Brockhoeft (the “Lender”) pursuant to which the Lender has provided the Partnership with a revolving credit facility in the maximum principal amount of $15 million (the “Credit Facility”). The interest rate on the Credit Facility is equal to 10% per annum.  Accrued interest on the outstanding principal amount of the Credit Facility is payable monthly.   The Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets.  In consideration of the Lender originating the Credit Facility, the Partnership paid the Lender an origination fee in the amount of $300,000.  On June 21, 2010, the Partnership entered into the First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”).  Pursuant to the Amended Loan Agreement, the maturity date on the Credit Facility was extended to June 21, 2012.  The Amended Loan Agreement also permitted the Partnership’s existing and future assets to secure our guaranty of a $15 million loan (the “UDF I – Brockhoeft Loan”) from the Lender, as agent for a group of lenders, to UDF I, and provided for cross-default of the Credit Facility with the UDF I – Brockhoeft Loan.  In consideration for amending the loan, the Partnership paid the Lender an amendment fee in the amount of $150,000.  On March 31, 2011 and December 31, 2010, $15 million in principal was outstanding under the Credit Facility.

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

E. Partners’ Capital

As of March 31, 2011, we had issued an aggregate of 17,919,455 units of limited partnership interest in the Primary Offering, DRIP and Secondary DRIP, consisting of 16,499,994 units issued to our limited partners pursuant to the Primary Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to our limited partners pursuant to our DRIP in exchange for gross proceeds of approximately $14.3 million, and 1,021,438 units of limited partnership interest issued to our limited partners pursuant to our Secondary DRIP in exchange for gross proceeds of approximately $20.5 million, less 318,237 units of limited partnership interest that we had repurchased pursuant to our unit redemption program for approximately $6.4 million.

As of December 31, 2010, we had issued an aggregate of 17,782,903 units of limited partnership interest in the Primary Offering, DRIP and the Secondary DRIP, consisting of 16,499,994 units that have been issued in accordance with the Primary Offering to our limited partners in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 884,886 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $17.7 million, minus 318,237 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $6.4 million.

For the three months ended March 31, 2011, we have made the following distributions to our limited partners:

Period Ended	Date Paid	Distribution Amount
December 31, 2010	January 24, 2011	$2,938,837
January 31, 2011	February 24, 2011	2,947,439
February 28, 2011	March 24, 2011	2,668,182
		$8,554,457

For the three months ended March 31, 2011, we paid distributions of $8,554,457 ($5,823,415 in cash and $2,731,042 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $5,363,435.  For the three months ended March 31, 2010, we paid distributions of $8,290,608 ($5,339,646 in cash and $2,950,962 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $7,497,722.  For the period from our inception through March 31, 2011, we paid distributions of approximately $97.9 million (approximately $63.1 million in cash and approximately $34.8 million in limited partnership units pursuant to our DRIP and Secondary DRIP), as compared to cumulative net income of approximately $117.4 million.

The distributions paid during the three months ended March 31, 2011 and 2010, along with the amount of distributions reinvested pursuant to our Secondary DRIP and the sources of our distributions were as follows:

	Three Months ended March 31,
	2011			2010
Distributions paid in cash	$5,823,415			$5,339,646
Distributions reinvested	2,731,042			2,950,962
Total distributions	$8,554,457			$8,290,608
Source of distributions:
Cash from operations	$8,554,457	(100%	)	$8,290,608	(100%	)
Total sources	$8,554,457	(100%	)	$8,290,608	(100%	)

F. Commitments and Contingencies

In February 2009, the Partnership deposited $1.5 million into a money market account (the “Deposit Account”) with LegacyTexas Bank (“LegacyTexas”) for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending Company, L.P. (“UMTH Lending”), a Delaware limited partnership and an affiliate of the Partnership’s general partner.  The Partnership provided LegacyTexas a security interest in the Deposit Account as further collateral for a loan (the “UMTH Lending Loan”) obtained by UMTH Lending from LegacyTexas.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In November 2010, UMTH Lending refinanced the UMTH Lending Loan with United Texas Bank (“UTB”).  In conjunction with this refinance, the Partnership deposited $1.5 million into a deposit account (the “UTB Deposit Account”) with UTB for the purpose of providing collateral to UTB for the benefit of UMTH Lending.  The UTB Deposit Account replaced the Deposit Account previously established with LegacyTexas.  The Partnership provided the UTB Deposit Account as further collateral for a loan obtained by UMTH Lending from UTB (the “UTB-UMTH Lending Loan”). In consideration for providing the Deposit Account and UTB Deposit Account (collectively, the “UMTH Lending Deposit Accounts”) as collateral for the UMTH Lending Loan and the UTB-UMTH Lending Loan (collectively, the “UMTH Lending Loans”), UMTH Lending agreed to pay the Partnership a fee equal to 3% per annum of the amount outstanding in the UMTH Lending Deposit Accounts, paid in 12 monthly installments per year for each year that the UMTH Lending Deposit Accounts secure the UMTH Lending Loans.  The UTB Deposit Account is included as restricted cash on the Partnership’s balance sheet.

In August 2009, the Partnership entered into a guarantee (the “TCB Guarantee”) with Texas Capital Bank, National Association (“Texas Capital”), by which the Partnership guaranteed the repayment of up to $5 million owed to Texas Capital Bank with respect to that certain promissory note between UMT Home Finance, L.P. (“UMT Home Finance”), a Delaware limited partnership and an affiliate of the Partnership’s general partner, and Texas Capital.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UMT Home Finance is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT. In connection with the TCB Guarantee, the Partnership entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay the Partnership annually, in advance, an amount equal to 1% of the Partnership’s maximum exposure under the TCB Guarantee (i.e., $50,000 per annum).  These fees are included in the Partnership’s credit enhancement fees – related party income revenue (see Note H for further discussion).

In March 2010, the Partnership entered into a guaranty (the “Resort Island Guaranty”) for the benefit of the Bank of Las Colinas (“BOLC”) pursuant to which the Partnership guaranteed the repayment of up to $925,000 owed to BOLC with respect to a loan between UDFLOF Resort Island, L.P. (“UDFLOF Resort Island”), a Delaware limited partnership and an affiliate of the Partnership’s general partner, and BOLC.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDFLOF Resort Island is a wholly owned subsidiary of United Development Funding Land Opportunity Fund, L.P. (“UDF LOF”), a Delaware limited partnership.  The Partnership’s general partner is an affiliate of UDF LOF.  In connection with the Resort Island Guaranty, the Partnership entered into a letter agreement with UDFLOF Resort Island which provides for UDFLOF Resort Island to pay the Partnership a guaranty fee equal to 1% of the Partnership’s maximum exposure (i.e., $9,250) under the guaranty, which was paid to the Partnership upon the execution of the guaranty and is included in the Partnership’s credit enhancement fees – related party income revenue (see Note H for further discussion).  UDFLOF Resort Island paid off the loan to BOLC in December 2010, thus extinguishing the guarantee.

In April 2010, the Partnership entered into a guaranty (the “UDF IV HF Guaranty”) for the benefit of Community Trust Bank of Texas (“CTB”) pursuant to which the Partnership guaranteed the repayment of up to $6 million owed to CTB with respect to a revolving line of credit loan between UDF IV Home Finance, L.P. (“UDF IV Home Finance”), a Delaware limited partnership and an affiliate of the Partnership’s general partner, and CTB.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF IV Home Finance is a wholly owned subsidiary of United Development Funding IV (“UDF IV”), a Maryland real estate investment trust.  The Partnership’s general partner serves as the asset manager for UDF IV.  In connection with the UDF IV HF Guaranty, the Partnership entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay the Partnership an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum).  The fee is to be paid in 12 equal monthly installments and is included in the Partnership’s credit enhancement fees – related party income revenue (see Note H for further discussion).

In April 2010, the Partnership entered into a guaranty (the “UMT 15th Street Guaranty”) for the benefit of CTB pursuant to which the Partnership guaranteed the repayment of up to $1.6 million owed to CTB with respect to a loan between UMT 15th Street, L.P. (“UMT 15th Street”), a Delaware limited partnership and an affiliate of the Partnership’s general partner, and CTB.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UMT 15th Street is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection with the UMT 15th Street Guaranty, the Partnership entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.  The fee is included in credit enhancement fees – related party income revenue (see Note H for further discussion).

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, the Partnership provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of the Partnership’s existing and future assets.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In consideration of the Partnership’s secured guaranty, commencing July 31, 2010, UDF I agreed to pay the Partnership a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. These fees are included in the Partnership’s credit enhancement fees – related party income revenue (see Note H for further discussion).

In August 2010, the Partnership entered into a guaranty (the “UDF IV Acquisitions Guaranty”) for the benefit of CTB pursuant to which the Partnership guaranteed the repayment of up to $8 million owed to CTB with respect to a revolving line of credit loan between UDF IV Acquisitions, L.P. (“UDF IV Acquisitions”), a Delaware limited partnership and an affiliate of the Partnership’s general partner, and CTB.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF IV Acquisitions is a wholly owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV.  In connection with the UDF IV Acquisitions Guaranty, the Partnership entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month.  This fee is included in the Partnership’s credit enhancement fees – related party income revenue (see Note H for further discussion).

           In December 2010, the Partnership entered into a guaranty (the “UDF IV Finance II Guaranty”) for the benefit of The F&M Bank and Trust Company (“F&M”) pursuant to which the Partnership guaranteed the repayment of up to $5 million owed to F&M with respect to a loan between UDF IV Finance II, L.P. (“UDF IV Finance II”), a Delaware limited partnership and an affiliate of the Partnership’s general partner, and F&M.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF IV Finance II is a wholly owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV.  In connection with the UDF IV Finance II Guaranty, the Partnership entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month.  This fee is included in the Partnership’s credit enhancement fees – related party income revenue (see Note H for further discussion).

As of March 31, 2011, the Partnership had 11 outstanding guarantees, including: (1) 10 limited repayment guarantees with total credit risk to the Partnership of approximately $50.0 million, of which approximately $38.4 million had been borrowed against by the debtor; and (2) one letter of credit issued on behalf of a borrower with total credit risk to the Partnership of approximately $400,000, none of which had been borrowed against by the debtor.

As of December 31, 2010, the Partnership had 11 outstanding guarantees, including: (1) 10 limited repayment guarantees with total credit risk to the Partnership of approximately $50.0 million, of which approximately $37.5 million had been borrowed against by the debtor; and (2) one letter of credit issued on behalf of a borrowers with total credit risk to the Partnership of approximately $400,000, none of which had been borrowed against by the debtor.

As of March 31, 2011, we had originated 59 loans, including 27 loans that have been repaid in full by the respective borrower, totaling approximately $460.9 million.  We had approximately $54.1 million of commitments to be funded under the terms of mortgage notes receivable, including approximately $28.8 million of commitments for mortgage notes receivable – related party and $17.9 million for participation interest – related party.

As of December 31, 2010, we had originated 58 loans, including 24 loans that have been repaid in full by the respective borrower, totaling approximately $456.9 million.  We had approximately $65.9 million of commitments to be funded under the terms of mortgage notes receivable, including approximately $36.5 million of commitments for mortgage notes receivable – related party and $17.9 million for participation interest – related party.

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

H. Related Party Transactions

Land Development and certain of its affiliates receive fees in connection with the acquisition and management of the assets and reimbursement of costs of the Partnership.

We incurred Placement Fees of 3% of the net amount available for investment in mortgages for fees and expenses associated with the selection and origination of mortgages, including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us.  Such fees are amortized into expense on a straight line basis and are currently being paid to Land Development.  The unpaid portion of these fees is included in accrued liabilities – related party on our balance sheet.

 Land Development currently receives an unsubordinated promotional interest equal to 10% of cash available for distribution prior to the return to our limited partners of all of their capital contributions and an 8% annual cumulative (non-compounded) return on their net capital contributions.  After our limited partners receive a return of their net capital contributions and an 8% annual cumulative (non-compounded) return on their net capital contributions, Land Development will receive a subordinated promotional interest equal to 15% of remaining cash available for distribution, including net proceeds from capital transactions or a pro rata portion thereof.

Land Development receives a carried interest, which is an equity interest in us to participate in all distributions (the “Carried Interest”), other than distributions attributable to its promotional interest of cash available for distribution and net proceeds from capital transactions. If Land Development enters into commitments to investments in mortgages in excess of 82% of the gross offering proceeds, it will be entitled to a Carried Interest equal to (a) 1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross offering proceeds (or if commitments to investments in mortgages are above 82% but no more than 84.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 82%), (b) 1% for the next 2% of additional commitments to investments in mortgages above 84.5% of the gross offering proceeds (or if commitments to investments in mortgages are above 84.5% but no more than 86.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 84.5%) and (c) 1% for each additional 1% of additional commitments to investments in mortgages above 86.5% of the gross offering proceeds (or a fractional percentage equal to the fractional amount of any 1% of additional commitments to investments in mortgages).

For services rendered in connection with the servicing of our loans, we incur a monthly mortgage servicing fee (the “Mortgage Servicing Fee”) to Land Development equal to one-twelfth of 0.25% of our aggregate outstanding development mortgage notes receivable balance as of the last day of the month.  Such fees are included in general and administrative expenses.  The unpaid portion of such fees is included in accrued liabilities – related party on our balance sheet.

We reimburse UMTH General Services, L.P. (“General Services”), an affiliate of Land Development, for operating expenses incurred by General Services in assisting Land Development in our management (the “Operating Expense Reimbursement”).

The chart below summarizes the approximate payments to related parties associated with Placement Fees, unsubordinated promotional interest, Carried Interest, Mortgage Servicing Fee and the Operating Expense Reimbursement for the three months ended March 31, 2011 and 2010:

		For the Three Months Ended
Payee	Purpose	March 31, 2011	March 31, 2010
Land Development
	Placement Fees	$72,400	$78,200
	Unsubordinated Promotional Interest (1)	752,000	650,000
	Carried Interest (1)	111,000	96,000
	Mortgage Servicing Fee	213,000	198,000
General Services
	Operating Expense Reimbursement	-	215,700
_________________
(1)	represents amounts declared

On September 21, 2009, the Partnership entered into the $15 million Brockhoeft Credit Facility with Wesley J. Brockhoeft (as discussed in Note D).  In conjunction with the Brockhoeft Credit Facility, the Partnership paid UMTH Funding L.P., a Delaware limited partnership and an affiliate of the Partnership’s general partner, a debt placement fee equal to 1% ($150,000) of the Brockhoeft Credit Facility, which is being amortized over the term of the Brockhoeft Credit Facility.

An affiliate of Land Development serves as the advisor to UMT and UDF IV.  Land Development serves as the asset manager of UDF I and UDF IV.

Mortgage Notes Receivable – Related Party and Participation Interests – Related Party

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6.4 million, and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that such loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  Such secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and, per the First Amendment to Secured Promissory Note, matures on September 4, 2012.  For the three months ended March 31, 2011 and 2010, we recognized approximately $290,000 and $267,000, respectively, of interest income – related party related to such note. Approximately $3,000 and $186,000 is included in accrued interest receivable – related party as of March 31, 2011 and December 31, 2010, respectively.

In November 2007, we originated a secured promissory note to United Development Funding X, L.P. (“UDF X”), a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70 million, and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that such loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  In August 2008, we amended this secured promissory note to reduce the commitment amount to $25 million.  Such secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2012.  For the three months ended March 31, 2011 and 2010, we recognized approximately $785,000 and $862,000, respectively, of interest income – related party related to such note.  Approximately $769,000 and $9,000 is included in accrued interest receivable – related party as of March 31, 2011 and December 31, 2010, respectively.

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 12% per annum, is collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas and was payable on December 28, 2010, but remains outstanding as of March 31, 2011.  In December 2008, UDF Northpointe, LLC was purchased by an unrelated third party, who thus assumed the secured promissory note.  In May 2009, UDF Northpointe, LLC, then owned by an unrelated third party, assigned its obligations associated with its promissory note and its interests in the collateral by special warranty deed to UDF Northpointe II, LP (“Northpointe II”), a subsidiary of UDF I.  Concurrent with this assignment, UDF Northpointe, LLC entered into a contract for deed with Northpointe II whereby UDF Northpointe, LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to UDF Northpointe, LLC.  For the three months ended March 31, 2011 and 2010, we recognized approximately $301,000 and $249,000 of interest income – related party related to this note. There was no balance in accrued interest receivable – related party associated with this note as of March 31, 2011 or December 31, 2010.

In August 2008, we originated a secured revolving line of credit to UDF LOF in the principal amount of up to $25 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”).   The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a lien of all of UDF LOF’s existing and future acquired assets and is payable on August 20, 2011.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the UDF LOF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  In January 2010, the balance of the UDF LOF Note was paid in full, although UDF LOF still has the ability to draw on the UDF LOF Note until it matures. We did not recognize any interest income – related party related to the UDF LOF Note for the three months ended March 31, 2011.  For the three months ended March 31, 2010, we recognized approximately $200 of interest income – related party related to the UDF LOF Note.

In August 2008, we originated a secured promissory note with Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), in the principal amount of $2.5 million (the “BCH Note”).  Land Development has a minority partner interest in Buffington Capital.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the BCH Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Capital.  Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital merged into Buffington Signature Homes, LLC (“Buffington Signature”), which is ultimately owned and controlled by Buffington Homebuilding Group, LTD (“BHG”), a Texas limited partnership.  Land Development owns a minority limited partnership interest in BHG.  As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, Buffington Signature possesses and succeeded to all the rights, responsibilities and obligations of Buffington Capital under the BCH Note.  Buffington Signature’s payment and performance of the BCH Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Second Amendment to Loan Agreement dated August 12, 2010, is payable on August 12, 2011.  For the three months ended March 31, 2011 we did not recognize any interest income – related party related to this note.  For the three months ended March 31, 2010, we recognized approximately $16,000 of interest income – related party related to this note.  There was no balance in accrued interest receivable – related party associated with this note as of March 31, 2011 or December 31, 2010.

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2 million (the “BTC Note”).  Land Development has a minority partner interest in Buffington Classic.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the BTC Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic.  Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital merged into Buffington Texas Classic Homes, LLC (“BTC LLC”), which is ultimately owned and controlled by BHG.  Land Development owns a minority limited partnership interest in BHG.  As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, BTC LLC possesses and succeeded to all the rights, responsibilities and obligations of Buffington Classic under the BTC Note.  BTC LLC’s payment and performance of the BTC Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Second Amendment to Loan Agreement dated August 21, 2010, is payable on August 21, 2011.  For the three months ended March 31, 2011 we did not recognize any interest income – related party related to this note.  For the three months ended March 31, 2010, we recognized approximately $10,000 of interest income – related party related to this note.  There was no balance in accrued interest receivable – related party associated with this note as of March 31, 2011 or December 31, 2010.

 In September 2008, we entered into an Economic Interest Participation Agreement with UMT pursuant to which UDF III purchased (i) an economic interest in the UMT Loan and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”).   At December 31, 2010, the UMT Loan was a $60 million revolving line of credit facility evidenced by a Third Amended and Restated Secured Line of Credit Promissory Note dated as of August 17, 2009, as extended to December 31, 2010 by an amendment effective December 31, 2009.  Effective December 31, 2010, the UMT Loan was subsequently increased to $75 million and the maturity date was extended to December 31, 2011 as evidenced by a Second Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2010 (as amended, the “UMT Note”).  The UMT Loan is secured by a security interest in the assets of UDF I including UDF I’s land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF I in favor of UMT (the “Security Agreement”).

Pursuant to the Economic Interest Participation Agreement, each time UDF I requests an advance of principal under the UMT Note, we will fund the required amount to UMT for application to its funding obligation to UDF I under the UMT Loan, and our economic interest in the UMT Loan will increase proportionately.  Our economic interest in the UMT Loan gives us the right to receive payment from UMT of principal and accrued interest relating to amounts funded by us to UMT which are applied towards UMT’s funding obligations to UDF I under the UMT Loan.  We may abate our funding obligations under the Economic Interest Participation Agreement at any time for a period of up to twelve months by giving UMT notice of the abatement.

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and we will participate in the control and management of the UMT Loan.  The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  The UMT Loan interest rate is the lower of 14% per annum or the highest rate allowed by law.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code of 1986, as amended, to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I.  For the three months ended March 31, 2011 and 2010, we recognized approximately $2.0 million and $1.8 million, respectively, of interest income – related party related to this Economic Interest Participation Agreement.   Approximately $4.0 million and $2.0 million is included in accrued interest receivable – related party as of March 31, 2011 and December 31, 2010, respectively.

The UMT Loan is subordinate to the UDF I – Brockhoeft Loan.  As of March 31, 2011 and December 31, 2010, approximately $57.8 million and $57.9 million, respectively, in assets related to the Economic Interest Participation Agreement is included in participation interest – related party.

Effective December 2008, the Partnership modified a secured promissory note in the principal amount of approximately $8.1 million that it had originated with UDF I in December 2006 in the principal amount of approximately $6.9 million.  In connection with the origination of such promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that such loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  UDF I’s obligations under such note are secured by a first lien deed of trust filed on 190 undeveloped, entitled single-family home lots located in Thornton, Colorado.  The note bears interest at a base rate equal to 12% per annum and interest payments are due monthly.  The note matured on June 30, 2009, but remains outstanding as of March 31, 2011.  For the three months ended March 31, 2011 and 2010, we recognized approximately $332,000 and $284,000, respectively, of interest income – related party related to this note.   There was no balance in accrued interest receivable – related party associated with this note as of March 31, 2011 or December 31, 2010.

In July 2009, we originated a secured promissory note to OU Land Acquisitions, LP (“OU Land”), a Texas limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of approximately $2.0 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bore an interest rate of 15% per annum, was collateralized by a first lien on 56 acres of land located in Houston, Texas and was payable on June 14, 2010, but remained outstanding as of December 31, 2010.  In January 2011, this note was paid off upon a sale of the underlying collateral.  For the three months ended March 31, 2011 and 2010, we recognized approximately $22,000 and $86,000, respectively, of interest income – related party related to this note.  There was no balance in accrued interest receivable – related party associated with this note as of March 31, 2011 or December 31, 2010.

In November 2010, we assumed a secured promissory note to UDF TX One, LP (“UDF TX One”), a Texas limited partnership and wholly owned subsidiary of UDF I, in the principal amount of $8.0 million.  In connection with the origination of the promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bore an interest rate of 9.55% per annum, was collateralized by finished lots in Douglas County, Colorado and was payable on January 31, 2011. This note was paid in full in January 2011.  For the three months ended March 31, 2011 we recognized approximately $200 of interest income – related party related to this note.  Approximately $1,000 was included in accrued interest receivable – related party associated with this note as of December 31, 2010.

Credit Enhancement Fees – Related Party

In February 2009, we deposited $1.5 million into the Deposit Account with LegacyTexas for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending (as discussed in Note F).  We provided LegacyTexas a security interest in the Deposit Account as further collateral for the UMTH Lending Loan obtained by UMTH Lending from LegacyTexas.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In November 2010, UMTH Lending refinanced the UMTH Lending Loan with UTB.  In conjunction with this refinance, we deposited $1.5 million into the UTB Deposit Account for the purpose of providing collateral to UTB for the benefit of UMTH Lending.  The UTB Deposit Account replaced the Deposit Account previously established with LegacyTexas.  We provided the UTB Deposit Account as further collateral for a loan obtained by UMTH Lending from UTB.  In consideration for providing the UMTH Lending Deposit Accounts as collateral for the UMTH Lending Loans, UMTH Lending agreed to pay us a fee equal to 3% per annum of the amount outstanding in the UMTH Lending Deposit Accounts, paid in 12 monthly installments per year for each year that the UMTH Lending Deposit Accounts secure the UMTH Lending Loans.  The UTB Deposit Account is included as restricted cash on our balance sheet.  This fee of approximately $11,000 is included in our credit enhancement fees – related party income revenue for each of the three months ended March 31, 2011 and 2010.

In August 2009, in consideration for entering into the TCB Guarantee (as discussed in Note F), we entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the TCB Guarantee (i.e., $50,000 per annum).  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In conjunction with this agreement, no amount is included in credit enhancement fees – related party income revenue for the three months ended March 31, 2011 or 2010.

In March 2010, in consideration of us entering into the Resort Island Guaranty (as discussed in Note F), we entered into a letter agreement with UDFLOF Resort Island which provides for UDFLOF Resort Island to pay us a guaranty fee equal to 1% of our maximum exposure (i.e., $9,250) under the guaranty, which was paid to us upon the execution of the guaranty.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In conjunction with this agreement, no amount is included in credit enhancement fees – related party income revenue for the three months ended March 31, 2011 or 2010.

In April 2010, in consideration of us entering into the UDF IV HF Guaranty (as discussed in Note F), we entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum).  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  This fee of approximately $15,000 is included in our credit enhancement fees – related party income revenue for the three months ended March 31, 2011.

In April 2010, in consideration of us entering into the UMT 15th Street Guaranty (as discussed in Note F), we entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  This fee of approximately $3,000 is included in our credit enhancement fees – related party income revenue for the three months ended March 31, 2011.

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders (as discussed in Note F). As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of our existing and future assets.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. This fee of approximately $113,000 is included in our credit enhancement fees – related party income revenue for the three months ended March 31, 2011.

In August 2010, in consideration of us entering into the UDF IV Acquisitions Guaranty (as discussed in Note F), we entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  This fee of approximately $9,000 is included in our credit enhancement fees – related party income revenue for the three months ended March 31, 2011.

In December 2010, in consideration of us entering into the UDF IV Finance II Guaranty (as discussed in Note F), we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $5 million loan between UDF IV Finance II and F&M at the end of the month.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  This fee of approximately $14,000 is included in our credit enhancement fees – related party income revenue for the three months ended March 31, 2011.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, development costs that may exceed estimates, development delays, increases in interest rates, residential lot take down or purchase rates or our borrowers’ inability to sell residential lots, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission, and the discussion of material trends affecting our business elsewhere in this report.

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

Revenue Recognition

Interest income on mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of March 31, 2011 and 2010, we were suspending income recognition on one mortgage note receivable with a principal balance of approximately $800,000.

Credit enhancement fee – related party income is generated by fees charged to related third parties for credit enhancements provided to lenders by the Partnership on behalf of the third parties.  Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement.  As of March 31, 2011, the Partnership was providing 7 credit enhancements to related parties (see Note H to the accompanying financial statements).

We generate mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with ASC 310-20, we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes.  The Partnership also expenses Placement Fees paid to the general partner to provide for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with mortgage notes receivable or participation interest held by the Partnership on a straight-line basis.  As of March 31, 2011 and December 31, 2010, approximately $3.6 million and $3.5 million, respectively, of such net deferred fees are included in mortgage notes receivable. Approximately $735,000 and $695,000 of net deferred fees are included in mortgage notes receivable – related party as of March 31, 2011 and December 31, 2010, respectively.  As of March 31, 2011 and December 31, 2010, approximately $761,000 and $801,000, respectively, of deferred fees are included in participation interest – related party.

Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party.  We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses.  We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses.  Amounts determined to be uncollectible are charged off, while amounts recovered on previously charged off accounts increase the allowance.  As of March 31, 2011 and December 31, 2010, approximately $7.2 million and $7.3 million, respectively, of allowance for loan losses had been offset against mortgage notes receivable (see Note B to the accompanying financial statements).

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

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses and debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions are currently paid to our limited partners at a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners.  It is the intent of management to monitor and distribute such surplus, if any, on an annual basis.  The chart below summarizes the approximate amount of distributions to our general partner and limited partners and the retained earnings deficit as of March 31, 2011 and December 31, 2010:

	As of		As of
	March 31,		December 31,
	2011		2010
General Partner	$11,781,000	(1)	$10,919,000	(2)
Limited Partners	97,912,000	(3)	89,358,000	(4)
Retained Earnings Reserve	4,303,000		2,663,000
Retained Earnings Deficit	(6,846,000)		(7,402,000)

(1)  approximately $8.1 million paid in cash and $3.7 million has been declared, but not paid.

(2)  approximately $7.9 million paid in cash and $3.0 million has been declared, but not paid.

(3)  approximately $63.1 million paid in cash and approximately $34.8 million reinvested in 1,737,698 units of limited partnership interest under the DRIP and Secondary DRIP.

(4)  approximately $57.4 million paid in cash and approximately $32.0 million reinvested in 1,601,146 units of limited partnership interest under the DRIP and Secondary DRIP.

Results of Operations

The three months ended March 31, 2011 as compared to the three months ended March 31, 2010

Revenues

Interest income (including related party interest income) for the three months ended March 31, 2011 and 2010 was approximately $12.1 million and $11.3 million, respectively.  The increase in interest income for the three months ended March 31, 2011 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) and participation interest – related party portfolios of approximately $332.2 million as of March 31, 2011, compared to approximately $312.0 million as of March 31, 2010.

Credit enhancement fees – related party for the three months ended March 31, 2011 and 2010 was approximately $164,000 and $11,000, respectively.  The increase was primarily the result of fees earned associated with the guaranty provided on the UDF I – Brockhoeft Loan (see Note H to the accompanying financial statements).

Mortgage and transaction service revenues for the three months ended March 31, 2011 and 2010 was approximately $472,000 and $417,000, respectively.  The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with ASC 310-20, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes. This increase was primarily the result of increased commitment fee income on mortgage notes receivable.

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

Expenses

Interest expense for each of the three months ended March 31, 2011 and 2010 was approximately $370,000.  Interest expense represents interest associated with the Credit Facility.  The Credit Facility, which was entered into in September 2009, has been utilized as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans.  The Credit Facility has been used as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.

General and administrative expense was approximately $867,000 and $984,000 for the three months ended March 31, 2011 and 2010, respectively.  This decrease was primarily associated with a reduction in debt financing costs.

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

Cash Flow Analysis

Cash flows provided by operating activities for the three months ended March 31, 2011 and 2010 were approximately $5.4 million and $7.5 million, respectively, and were comprised primarily of net income offset by accrued interest receivable and accrued interest receivable – related party.

Cash flows provided by investing activities for the three months ended March 31, 2011 were approximately $938,000, resulting primarily from receipts from mortgage notes receivable (including related party transactions) offset by originations of mortgage notes receivable (including related party transactions).   Cash flows used in investing activities for the three months ended March 31, 2010 were approximately $3.0 million, resulting from the origination of mortgage notes receivable (including related party transactions) and participation interest – related party.

Cash flows used in financing activities for the three months ended March 31, 2011 and 2010 were approximately $6.0 million and $6.3 million, respectively, and were primarily the result of distributions to partners.

Our cash and cash equivalents were approximately $1.1 million and $3.8 million as of March 31, 2011 and 2010, respectively.

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

We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than the sources described above within the next 12 months.

Material Trends Affecting Our Business

We believe that the housing market has reached a bottom in its four-year decline and has begun to recover.  This recovery likely will be regional in its early stages and will be led by those housing markets with balanced supply, affordable and stable home prices, minimal levels of foreclosures, and strong demand fundamentals.  Nationally, we expect the recovery will continue to experience headwinds from weak demand fundamentals, specifically consumer confidence and employment, as well as from the limited availability of bank financing.  The national consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains closer to levels historically associated with recession than to normalized conditions.  Unemployment remains elevated and access to conventional real estate and commercial financing remains limited across most of the country.  These factors pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand.  However, we expect the recovery will be stronger in markets such as Texas, where consumer confidence averaged approximately 15 points higher than the national index from the first quarter of 2010 to the first quarter of 2011; where job growth in 2010 was more than double the national rate; and where approximately 15% of all homebuilding permits in the country are issued.  Currently, 96% of our portfolio relates to property located in the state of Texas and we intend to invest only in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery, with balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts and sales have all risen from their respective lows reflects a continued return of real demand for new homes.  However, we anticipate the former bubble markets – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures.

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued high unemployment, and housing price correction have made potential new home purchasers and real estate lenders cautious. As a result of these factors, the national housing market has experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slower recovery for the housing industry.

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers. The number of new homes and finished lots developed also has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2011. We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and where home prices remained affordable and stable. With credit less available and lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets. To support the secondary residential mortgage market and prevent further deterioration of mortgage lending, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010. This program ended on March 31, 2010, as scheduled by the Federal Reserve. As of the date of this quarterly report, the 30-year fixed-rate single-family residential mortgage interest rate remains below the rate that was available at the conclusion of the period of Federal Reserve purchases. We believe that such stability at low rates indicates that the secondary residential mortgage market is operating smoothly independent of the support previously provided by the Federal Reserve. However, any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which would increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our limited partners.

Nationally, new single-family home inventory continued to improve in the first quarter of 2011 as it has done consistently since the first quarter of 2007. First quarter new home sales fell slightly from the pace of sales in the fourth quarter of 2010 and continue to be depressed in the aftermath of the expiration of the federal homebuyer tax credit. However, national fundamentals that drive home sales are improving in most markets and home affordability remains near record-highs, so we expect the pace of home sales will increase over 2011. The U.S. Census Bureau reports that the sales of new single-family residential homes in March 2011 were at a seasonally adjusted annual rate of 300,000 units. This number is down approximately 10.2% from the fourth quarter figure of 334,000 and down approximately 21.9% year-over-year from the March 2010 estimate of 384,000. However, year-over-year comparisons are distorted by the effects of the federal homebuyer tax credit. In March 2010, homebuyers were reacting to the forthcoming expiration of the first-time homebuyer tax credit in June 2010, creating a surge in home purchases. The combination of a higher volume of home sales in the first quarter of 2010 and the hangover effect on sales in the subsequent quarters following the expiration of the homebuyer tax credit in June 2010 is likely responsible for the year-over-year disparity in sales figures between March 2010 and March 2011.

Through much of the downturn, homebuilders reduced their starts and focused on selling existing new home inventory.  The number of new homes for sale fell by approximately 45,000 units from March 2010 to March 2011 but just 5,000 units in the first quarter 2011.  We believe that, with such reductions and the relative leveling of inventory over more recent quarters, the new home market has been restored to equilibrium in most markets, even at low levels of demand.  The seasonally adjusted estimate of new homes for sale at the end of March 2011 was 183,000 – a supply of 7.3 months at the March sales rate and the lowest number of homes available for sale since August 1967.  We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through 2008, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period.  Since bottoming in early 2009, however, single-family permits and starts have improved significantly.  Single-family homes authorized by building permits in March 2011 were at a seasonally adjusted annual rate of 405,000 units.  While this was a 25.3% decrease year-over-year from the rate of 542,000 in March 2010, it remains approximately 18.1% higher than the low of 343,000 set in January 2009.  Single-family home starts for March 2011 stood at a seasonally adjusted annual rate of 422,000 units.  This pace represented a year-over-year decrease of 21.1% from the March 2010 estimate of 535,000 units and a 25.0% decline from the peak of 2010 – 563,000 in April 2010 – as home builders adjusted their start rate after the expiration of the homebuyer tax credit.  Again, year-over-year figures between March 2010 home starts and March 2011 home starts are likely distorted by a surge in new home starts, reflecting homebuilders’ efforts to meet first quarter 2010 demand sparked by the anticipated close of the first-time homebuyer tax credit, as well as the reduction in new home starts following the June 2010 expiration of the homebuyer tax credit as builders recalibrated their inventory levels.  Even with the reduction in the start rate, the March 2011 pace is still 17.2% higher than the low of 360,000 set in January 2009.  Such increases strongly suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

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

The Harvard Joint Center for Housing Studies forecasts that an average of between approximately 1.25 million and 1.48 million new households will be formed per year over the next ten years.  Likewise, The Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade and approximately 1.8 million housing units per year should be started to meet such new demand, including approximately 1.3 million new single-family homes per year based on the estimation of the Homeownership Alliance that 72% of all housing units built will be single-family residences. The U.S. Census Bureau reported that approximately 357,000 new households were formed in 2010.

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the best in the country, and Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts.  We intend to concentrate our initial investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios.  Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced.  The following graph, created with data from the fourth quarter Federal Housing Finance Agency’s (“FHFA”) Purchase Only Price Index, illustrates the declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years.  Price declines have begun to moderate in those states in recent quarters, though.  Further, the graph illustrates how Texas has maintained relative home price stability throughout the downturn.  The Purchase Only Price Index indicates that Texas had a home price depreciation of -1.83% between the fourth quarter of 2009 and the fourth quarter of 2010. However, Texas’ home prices continued to demonstrate more stability than the national average of -3.95%.  Further, the index also reports that over the past five years, Texas home prices have appreciated 9.19% compared to a national figure of -11.45% over the same time period.

FHFA’s Purchase Only Price Index tracks average house price changes in repeat sales on the same single-family properties. The Purchase Only Price Index is based on more than 6 million repeat sales transactions and is based on data obtained from Fannie Mae and Freddie Mac for mortgages originated over the past 36 years. FHFA analyzes the combined mortgage records of Fannie Mae and Freddie Mac, which form the nation’s largest database of conventional, conforming mortgage transactions. The conforming loan limit for mortgages purchased since the beginning of 2006 has been $417,000.  Loan limits for mortgages originated in the latter half of 2007 through December 31, 2008 were raised to as much as $729,750 in high-cost areas in the contiguous United States.  Legislation generally extended those limits for 2009-originated mortgages.  An appropriations act (PL111-88) further extended those limits for 2010 originations in places where the limits were higher than those that would have been calculated under pre-existing rules.

Median new home prices in the four major Texas markets have begun to rise.  According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for the first quarter of 2011 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $225,420, $248,528, $224,838 and $195,175, respectively.  Each of these sales figures represented a year-over-year increase of between 7.7% and 25.4% from the first quarter of 2010. Austin rose 14.1% from $197,553; Houston rose 25.4% from $198,178; Dallas Fort-Worth rose 13.1% from $198,779; and San Antonio rose 7.7% from $181,237. The March 2011 national median sales price of new homes sold was $213,800, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2010 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.32 times, 1.06 times, 1.23 times, and 1.20 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate the affordability of Texas homes.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the first quarter of 2011 and assuming an annual mortgage insurance premium of 70 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home.  Using the Department of Housing and Urban Development’s 2010 income data to project an estimated median income for the United States of $64,400 and the March 2011 national median sales prices of new homes sold of $213,800, we conclude that the national median income earner has 1.22 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 36 months, as new home prices in housing markets outside of Texas generally have fallen.  Recently, however, such price declines have begun to stabilize. We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Since December 2009, Texas employment markets have experienced strong job growth.   According to the United States Department of Labor, Texas added approximately 251,100 jobs in the twelve months ended March 2011, which was the largest year-over-year increase of any state in the country.  Out of these 251,100 jobs created, 223,300 of them have been in the private sector – a job growth rate of 2.7%.  Since bottoming in December 2009, Texas has added 317,100 jobs through March 2011.  Further, Texas has added approximately 539,500 new jobs over the past five years, 357,800 in the private sector, in contrast to a loss of more than 5.2 million private sector jobs in the country as a whole.  Austin added 13,700 jobs year-over-year from March 2010 to March 2011.  Dallas-Fort Worth added 71,300 jobs over that same time period, which was the greatest job gain of any city in the country over the past 12 months, just ahead of Houston, which enjoyed the second greatest job gain of any city in the country in that time.  Houston added 48,500 jobs over that period and San Antonio added 12,000 jobs in that time.  Taken together, these four cities have added an estimated net total of 340,300 jobs over the past five years: Austin added 67,000 jobs; Dallas-Fort Worth added 85,400 jobs; Houston added 140,200 jobs; and San Antonio added 47,700 jobs. Of those jobs, 220,800 of them have been created in the private sector.

Texas’ unemployment rate fell year-over-year to 8.1% in March 2011 from 8.2% in March 2010.  The unemployment rate improved even as Texas added an estimated 122,121 workers to its labor force, which now stands at an all-time high. The growth in Texas’ labor force stands in contrast to the national labor force, which has fallen by approximately 1.5 million workers, as of March 2011, from its peak in October 2008.  The national unemployment rate fell from March 2010 (9.7%) to March 2011 (8.8%).

All major Texas labor markets have unemployment rates below the national unemployment rate.  The Department of Labor reports that as of March 2011, the unemployment rate for Austin-Round Rock, Texas was 6.8%, down from 7.2% in March 2010.  Dallas-Fort Worth-Arlington, Texas was 8.1%, down from 8.4% a year ago.  Houston-Sugar Land-Baytown, Texas was 8.3%, down from 8.6% one year ago, while San Antonio, Texas was 7.3%, up from 7.2%.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe, based on transitions in the Texas Leading Index as prepared by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year and emerged from the recession in the late spring of 2009.  Further, we believe the Texas economy is now leading the national economic recovery.  The Texas Leading Index has risen significantly since reaching a low of 100.5 in March 2009 and, as of March 2011, was 119.4, which is more than 450 basis points higher than one year ago and the highest reading since August 2008.  The Texas Leading Index, produced monthly by the Federal Reserve Bank of Dallas, combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months.

Further, we believe Texas consumers are beginning to return to their normal consumption habits.  The aggregate value of state sales tax receipts in Texas increased 9.9% year-over-year in the first quarter of 2011 from the first quarter of 2010.  Although the Bureau of Economic Analysis has not yet released its measurement of gross state products around the country, the Texas Comptroller of Public Accounts projects that the Texas economy grew by 3.4% in 2010 – a pace that outperformed the nation’s 2.8% growth over the same period.

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

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas continue to focus on preserving a balance between new home demand and new home supply. We believe that home builders and developers in Texas have remained disciplined on new home construction and project development.  New home starts are outpaced by new home sales in all four major Texas markets where such data is available: Austin, Dallas-Fort Worth, Houston and San Antonio.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all of these major Texas markets.  Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels.  However, the number of finished lots available in each market has fallen significantly even though the months’ supply remains elevated.  And finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets.  This is a trend that we expect to continue as the lack of commercial financing for development has constrained finished lot development over the past three and one-half years and as new home demand and sales continue, and we believe that such demand and sales will continue to increase and these finished lot shortages will become more pronounced.  As of March 2011, Houston has an estimated inventory of finished lots of approximately 39.1 months, Austin has an estimated inventory of finished lots of approximately 50.8 months, San Antonio has an estimated inventory of finished lots of approximately 55.8 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 59.6 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated previously, the elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders begin to increase their pace of home starts, we expect to see the month’s supply of lot inventory rapidly improve.  Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks.  Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 22.8% from 73,340 to 56,602 in the first quarter of 2011.  San Antonio’s finished lot inventory has fallen 15.6% to 33,441 since peaking at 39,618 in the third quarter of 2008.  Austin’s finished lot inventory peaked in the third quarter of 2008 at 31,628, and is down 20.0% to 25,308. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 97,504 lots and has fallen 27.8% to 70,365 lots.  Such inventory reduction continued in the first quarter of 2011 for Dallas Fort-Worth and Houston, as the number of finished lots dropped by more than 2,000 in Dallas-Fort Worth, and nearly 100 lots in Houston.  Austin and San Antonio’s lot supplies remained generally stable in the first quarter of 2011 from the fourth quarter of 2010. Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales in 2011 as homebuilders replenish their inventory.

Texas markets continue to be some of the strongest homebuilding markets in the country.  The pace of homebuilding in Texas slowed over the past four years as a result of the national economic downturn and reduced availability of construction financing. According to the Federal Deposit Insurance Corporation, Texas banks reduced their construction and development loans by 6.2% from the fourth quarter of 2009 to the fourth quarter of 2010.  While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory.  Annual new home sales in Austin outpace starts 6,662 versus 5,979, with annual new home sales declining year-over-year by approximately 19.8%.  Finished housing inventory stands at a healthy level of 2.9 months, while total new housing inventory (finished vacant, under construction and model homes) rose to a balanced supply of 6.2 months.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a healthy homebuilding market.  Annual new home sales in San Antonio run slightly ahead of starts 7,684 versus 7,191, with annual new home sales declining year-over-year by approximately 1.3%.  Finished housing inventory rose to a generally healthy level of a 2.9 month supply. Total new housing inventory held at a balanced 5.9 month supply.  Houston, too, is a healthy homebuilding market.  Annual new home sales there outpace starts 19,552 versus 17,354, with annual new home sales declining year-over-year by approximately 12.2%.  Finished housing inventory is slightly elevated at a 3.2 month supply while total new housing inventory rose to a generally healthy 6.3 month supply, respectively.  Dallas-Fort Worth is a relatively healthy homebuilding market as well.  Annual new home sales in Dallas-Fort Worth outpace starts 15,987 versus 14,156, with annual new home sales declining year-over-year by approximately 3.1%.  Finished housing inventory fell to a generally healthy 2.8 month supply, while total new housing inventory rose slightly to a balanced 6.1 month supply.  All numbers are as released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels rose to elevated conditions from the fourth quarter of 2010 to the first quarter of 2011.  Through March 2011, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth and Lubbock was 6.4 months, 7.8 months, 6.9 months, 7.2 months, and 7.6 months, respectively.  San Antonio’s inventory remains more elevated with an 8.2 month supply of homes for sale.  Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  In March 2011, the number of existing homes sold to date in (a) Austin was 3,984, down 5.6% year-over-year; (b) San Antonio was 3,658, down 5.5% year-over-year; (c) Houston was 11,793, down 1.1% year-over-year, (d) Dallas was 8,066, down 11.0% year-over-year, (e) Fort Worth was 1,519, down 17.8% year-over-year, and (f) Lubbock was 487, down 20.3% year-over-year.  As home prices increase, we expect more sellers to enter the market, believing that prices will continue to increase.

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

Off-Balance Sheet Arrangements

In August 2009, we entered into the TCB Guarantee for the benefit of UMT Home Finance, or its permitted successors and assigns, by which we guaranteed the repayment of up to $5 million owed to Texas Capital Bank with respect to that certain promissory note between UMT Home Finance and Texas Capital Bank.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UMT Home Finance is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection with the TCB Guarantee, we entered into a letter agreement with UMT Home Finance, which provides for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the TCB Guarantee (i.e., $50,000 per annum).  There are no amounts included in our credit enhancement fees – related party income revenue for each of the three months ended March 31, 2011 and 2010 in conjunction with this arrangement.

In March 2010, we entered into the Resort Island Guaranty for the benefit of BOLC pursuant to which we guaranteed the repayment of up to $925,000 owed to BOLC with respect to a loan between UDFLOF Resort Island BOLC.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDFLOF Resort Island is a wholly owned subsidiary of UDF LOF.  Our general partner is an affiliate of UDF LOF.  In connection with the Resort Island Guaranty, we entered into a letter agreement with UDFLOF Resort Island which provides for UDFLOF Resort Island to pay us a guaranty fee equal to 1% of our maximum exposure (i.e., $9,250) under the guaranty, which was paid to us upon the execution of the guaranty.  UDFLOF Resort Island paid off the loan to BOLC in December 2010, thus extinguishing the guarantee.  In conjunction with this agreement, no amount is included in credit enhancement fees – related party income revenue for the three months ended March 31, 2011 or 2010.

In April 2010, we entered into the UDF IV HF Guaranty for the benefit of CTB pursuant to which we guaranteed the repayment of up to $6 million owed to CTB with respect to a revolving line of credit loan between UDF IV Home Finance and CTB.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF IV Home Finance is a wholly owned subsidiary of UDF IV.  Our general partner serves as the asset manager for UDF IV.  In connection with the UDF IV HF Guaranty, we entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum), to be paid in 12 equal monthly installments.  This fee of approximately $15,000 is included in our credit enhancement fees – related party income revenue for the three months ended March 31, 2011.

In April 2010, we entered into the UMT 15th Street Guaranty for the benefit of CTB pursuant to which we guaranteed the repayment of up to $1.6 million owed to CTB with respect to a loan between UMT 15th Street and CTB. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.   UMT 15th Street is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection with the UMT 15th Street Guaranty, we entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of each month.  This fee of approximately $3,000 is included in our credit enhancement fees – related party income revenue for the three months ended March 31, 2011.

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of our existing and future assets.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  Our general partner serves as the asset manager of UDF I.  In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. This fee of approximately $113,000 is included in our credit enhancement fees – related party income revenue for the three months ended March 31, 2011.

In August 2010, we entered into the UDF IV Acquisitions Guaranty for the benefit of CTB pursuant to which we guaranteed the repayment of up to $8 million owed to CTB with respect to a revolving line of credit loan between UDF IV Acquisitions and CTB.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF IV Acquisitions is a wholly owned subsidiary of UDF IV.  Our general partner serves as the asset manager for UDF IV.  In connection with the UDF IV Acquisitions Guaranty, we entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of each month.  This fee of approximately $9,000 is included in our credit enhancement fees – related party income revenue for the three months ended March 31, 2011.

In December 2010, we entered into the UDF IV Finance II Guaranty for the benefit of F&M pursuant to which we guaranteed the repayment of up to $5 million owed to F&M with respect to a loan between UDF IV Finance II and F&M.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF IV Finance II is a wholly owned subsidiary of UDF IV.  Our general partner serves as the asset manager for UDF IV.  In connection with the UDF IV Finance II Guaranty, we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of each month.  This fee of approximately $14,000 is included in our credit enhancement fees – related party income revenue for the three months ended March 31, 2011.

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

As of March 31, 2011, the Partnership had 11 outstanding guarantees, including: (1) 10 limited repayment guarantees with total credit risk to the Partnership of approximately $50.0 million, of which approximately $38.4 million had been borrowed against by the debtor; and (2) one letter of credit issued on behalf of a borrower with total credit risk to the Partnership of approximately $400,000, none of which has been borrowed against by the debtor.

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

Contractual Obligations

As of March 31, 2011, we had originated 59 loans, including 27 loans that have been repaid in full by the respective borrower, totaling approximately $460.9 million.  We have approximately $54.1 million of commitments to be funded under the terms of mortgage notes receivable, including approximately $28.8 million of commitments for mortgage notes receivable – related party and $17.9 million for participation interest – related party.

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

 The Partnership has no other outstanding debt or contingent payment obligations, other than approximately $50.4 million of certain loan guarantees or letters of credit discussed above in “Off-Balance Sheet Arrangements,” that we may be obligated to make to or for the benefit of third-party lenders.

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

As of March 31, 2011 and December 31, 2010, our mortgage notes receivable of approximately $224.5 million and $220.8 million, respectively, mortgage notes receivable – related party of approximately $49.9 million and $54.6 million, respectively, and participation interest – related party of approximately $57.8 million and $57.9 million, respectively, were all at fixed interest rates, and thus, such mortgage notes receivable are not subject to change in future earnings, fair values or cash flows.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Land Development, our general partner, including its principal executive officer and principal financial officer, evaluated, as of March 31, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of March 31, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

We are not a party to, and none of our assets are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

On June 9, 2009, we held a Special Meeting of our limited partners as of April 13, 2009, at which our limited partners approved three proposals to amend certain provisions of our Partnership Agreement for the purpose of making available additional units of limited partnership interest for sale pursuant to an Amended and Restated Distribution Reinvestment Plan.  On June 12, 2009, we registered 5,000,000 additional units to be offered at a price of $20 per unit pursuant to our Secondary DRIP in a Registration Statement on Form S-3 (File No. 333-159939).  As such, we ceased offering units under the DRIP portion of the Offering as of July 21, 2009 and concurrently commenced our offering of units pursuant to the Secondary DRIP, which is currently ongoing.  The aggregate offering price for the units being offered pursuant to the Secondary DRIP is $100,000,000.  The Secondary DRIP will be available until we sell all $100,000,000 worth of units being offered; provided, however, that our general partner may terminate the offering of units pursuant to the Secondary DRIP at any earlier time.

As of March 31, 2011, we had issued an aggregate of 17,919,455 units of limited partnership interest in the Primary Offering, DRIP and Secondary DRIP, consisting of 16,499,994 units issued to our limited partners pursuant to our Primary Offering in exchange for gross proceeds of approximately $330.3 million, 716,260 units of limited partnership interest issued to limited partners pursuant to our DRIP in exchange for gross proceeds of approximately $14.3 million and 1,021,438 units of limited partnership interest issued to limited partners pursuant to our Secondary DRIP in exchange for gross proceeds of approximately $20.5 million, less 318,237 units of limited partnership interest that we have repurchased pursuant to our unit redemption program for approximately $6.4 million.  The net proceeds from our Primary Offering, after deducting approximately $39.6 million of offering costs, are approximately $290.7 million. Of the offering costs, approximately $11.2 million was paid to our general partner or affiliates of our general partner for organization and offering expenses and $28.4 million was paid to non-affiliates for selling commissions and other offering fees.

As of March 31, 2011, we had originated 59 loans, including 27 loans that have been repaid in full by the respective borrower, totaling approximately $460.9 million.  We have approximately $54.1 million of commitments to be funded under the terms of mortgage notes receivable, including approximately $28.8 million of commitments for mortgage notes receivable – related party and $17.9 million for participation interest – related party.  As of March 31, 2011, we have paid our general partner approximately $9.6 million for acquisition and origination fee expenses associated with the mortgage notes receivable.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2011, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Partnership and Affiliated Purchasers

For the three months ended March 31, 2011, we received valid redemption requests relating to 80,772 units.  No units of limited partnership interest were purchased by or on behalf of the Partnership or any affiliated purchaser during the three months ended March 31, 2011.

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

United Development Funding III, L.P.

	By:	UMTH Land Development, L.P.
Its General Partner

Dated: May 16, 2011		By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer, and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.
(Principal Executive Officer)

		By:	/s/ Cara D. Obert
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