Form 10-Q
period 2011-06-30
United Development Funding III, LP
filed 2011-08-12
CIK 1335732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 8, 2011, the Registrant had 18,101,978 units of limited partnership interest outstanding.

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-Q
Quarter Ended June 30, 2011

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
UNITED DEVELOPMENT FUNDING III, L.P.
BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
Assets:
Cash and cash equivalents	$646,681	$815,192
Restricted cash	1,510,691	1,502,849
Accrued interest receivable	6,586,451	5,833,025
Accrued interest receivable – related party	6,560,166	2,326,569
Mortgage notes receivable, net	229,689,995	220,804,130
Mortgage notes receivable – related party	51,009,825	54,622,666
Participation interest – related party	57,885,928	57,851,492
Other assets	129,493	245,349

Total assets	$354,019,230	$344,001,272

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$146,710	$175,780
Accrued liabilities	83,342	164,940
Accrued liabilities – related party	4,257,162	3,678,858
Distributions payable	3,587,667	2,983,217
Line-of-credit	15,000,000	15,000,000

Total liabilities	23,074,881	22,002,795

Commitments and contingencies

Partners’ Capital:
Limited partners’ capital: 22,500,000 units authorized; 18,057,546 units issued and outstanding at June 30, 2011 and 17,782,903 units issued and outstanding at December 31, 2010	330,544,285	321,918,625
General partner’s capital	400,064	79,852

Total partners’ capital	330,944,349	321,998,477

Total liabilities and partners’ capital	$354,019,230	$344,001,272

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Interest income	$8,555,089	$7,992,946	$16,980,142	$15,691,949
Interest income – related party	3,680,693	3,537,853	7,380,126	7,135,508
Credit enhancement fees – related party	164,824	11,219	328,861	22,315
Mortgage and transaction service revenues	511,005	441,108	983,233	857,824
Total revenues	12,911,611	11,983,126	25,672,362	23,707,596

Expenses:
Interest expense	373,973	373,973	743,836	743,836
Loan loss reserve	126,222	116,738	249,274	231,566
General and administrative	935,335	1,126,952	1,802,734	2,110,662
Total expenses	1,435,530	1,617,663	2,795,844	3,086,064

Net income	$11,476,081	$10,365,463	$22,876,518	$20,621,532

Earnings allocated to limited partners	$10,284,824	$9,289,492	$20,501,856	$18,480,945

Earnings per limited partnership unit, basic and diluted	$0.57	$0.53	$1.14	$1.06

Weighted average limited partnership units outstanding	17,976,682	17,421,668	17,909,011	17,355,861

Distributions per weighted average limited partnership units outstanding	$0.49	$0.50	$0.97	$0.97

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating Activities
Net income	$22,876,518	$20,621,532
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	249,274	231,566
Amortization	80,269	224,884
Changes in operating assets and liabilities:
Accrued interest receivable	(753,426)	3,065,767
Accrued interest receivable – related party	(4,233,597)	(4,260,875)
Other assets	35,587	(167,542)
Accounts payable	(29,070)	(4,108)
Accrued liabilities	(81,598)	1,683
Accrued liabilities – related party	578,304	168,801
Net cash provided by operating activities	18,722,261	19,881,708

Investing Activities
Investments in mortgage notes receivable	(22,277,114)	(20,373,119)
Investments in mortgage notes receivable – related party	(2,309,995)	(2,992,528)
Investments in participation interest – related party	(109,242)	(806,500)
Receipts from mortgage notes receivable	13,141,975	6,606,128
Receipts from mortgage notes receivable – related party	5,922,836	1,472,464
Receipts from participation interest – related party	74,806	4,777,994
Restricted cash	(7,842)	(11,544)
Net cash used in investing activities	(5,564,576)	(11,327,105)

Financing Activities
Limited partner contributions	-	6,341
Limited partner distributions	(17,369,053)	(16,831,052)
Limited partner distribution reinvestment	5,492,858	5,869,353
Limited partner redemptions	-	(481,352)
General partner distributions	(1,450,001)	(846,048)
Net cash used in financing activities	(13,326,196)	(12,282,758)

Net decrease in cash and cash equivalents	(168,511)	(3,728,155)
Cash and cash equivalents at beginning of period	815,192	5,563,407

Cash and cash equivalents at end of period	$646,681	$1,835,252

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Nature of Business

United Development Funding III, L.P. (which may be referred to as the “Partnership,” “we,” “us,” “our” or “UDF III”) was organized on June 13, 2005 as a Delaware limited partnership.  Our principal business purpose is to originate, acquire, service, and otherwise manage, either alone or in association with others, a diversified portfolio of mortgage loans that are secured by real property or equity interests that hold real property already subject to other mortgages (including mortgage loans that are not first in priority and participation interests in mortgage loans) and to issue or acquire an interest in credit enhancements for the benefit of borrowers, such as guarantees or letters of credit.  We concentrate on making development loans to single-family lot developers who sell their lots to national and regional home builders, as well as making loans to entities created by home builders in conjunction with our general partner or affiliates of our general partner for the acquisition of property and development of residential lots.  We seek to make or acquire loans primarily with respect to projects where the completed subdivision will consist of homes at or below the median price of the U.S. housing market.  We have no employees, and we do not maintain any physical properties.  Our operations are conducted at the corporate offices of our general partner at 1301 Municipal Way, Grapevine, Texas.

Our general partner is UMTH Land Development, L.P. (“Land Development”), a Delaware limited partnership that is responsible for our overall management, conduct, and operation.  Our general partner has authority to act on our behalf in all matters respecting us, our business and our property.  Our limited partners take no part in the management of our business or transact any business for us and have no power to sign for or bind us; provided, however, that our limited partners, by a majority vote and without the concurrence of our general partner, have the right to:  (a) amend the Second Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”), governing the Partnership, (b) dissolve the Partnership, (c) remove our general partner or any successor general partner, (d) elect a new general partner, and (e) approve or disapprove a transaction entailing the sale of all or substantially all of the real properties acquired by the Partnership.

B. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X.  They do not include all information and footnotes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change to the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (the “Annual Report”).  The accompanying interim unaudited financial statements should be read in conjunction with the financial statements filed in our Annual Report.  In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of June 30, 2011, operating results for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010.  Operating results and cash flows for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Mortgage Notes Receivable and Mortgage Notes Receivable – Related Party

Mortgage notes receivable and mortgage notes receivable – related party are recorded at the lower of cost or estimated net realizable value.  The mortgage investments are collateralized by land and related improvements to residential property owned by the borrowers and/or the ownership interests of the borrower.  Currently, the mortgage investments have terms ranging from five to 51 months.  None of such mortgages are insured or guaranteed by a federally owned or guaranteed mortgage agency.  We originate and/or acquire all mortgage notes receivable and intend to hold the mortgage notes receivable for the life of the notes.

Participation Interest – Related Party

Participation interest – related party represents an Economic Interest Participation Agreement with United Mortgage Trust, a Maryland real estate investment trust (“UMT”), pursuant to which we purchased (i) an economic interest in a $75 million revolving credit facility from UMT to United Development Funding, L.P., an affiliated Delaware limited partnership (“UDF I”) (the “UMT Loan”), and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (see Note H for further discussion).  An affiliate of our general partner serves as the advisor to UMT.

Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party.  We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses.  We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses.  The following table summarizes the change in the reserve for loan losses during the six months ended June 30, 2011 and the year ended December 31, 2010, which is offset against mortgage notes receivable:

	June 30, 2011	December 31, 2010
Balance, beginning of year	$7,336,100	$3,860,300
Provision for loan losses	249,300	3,475,800
Charge-offs	(276,600)	-
Balance, end of period	$7,308,800	$7,336,100

Revenue Recognition

Interest income on mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of June 30, 2011, we were suspending income recognition on two mortgage notes receivable with a principal balance of approximately $2.2 million.  As of June 30, 2010, we were suspending income recognition on one mortgage note receivable with a principal balance of approximately $800,000.

Credit enhancement fee – related party income is generated by fees charged to related parties for credit enhancements provided to lenders by the Partnership on behalf of the related parties.  Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement.  As of June 30, 2011, the Partnership was providing 8 credit enhancements to related parties (see Note H for further discussion).

We generate mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables-Nonrefundable Fees and Other Costs (“ASC 310-20”), we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes.  The Partnership also expenses acquisition and origination fees (“Placement Fees”) paid to the general partner to provide for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with mortgage notes receivable or participation interest held by the Partnership on a straight-line basis.  As of June 30, 2011 and December 31, 2010, approximately $3.7 million and $3.5 million, respectively, of such net deferred fees are included in mortgage notes receivable. Approximately $779,000 and $695,000 of net deferred fees are included in mortgage notes receivable – related party as of June 30, 2011 and December 31, 2010, respectively.  As of June 30, 2011 and December 31, 2010, approximately $725,000 and $801,000, respectively, of deferred fees are included in participation interest – related party.

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses and debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with our public offering of our units of limited partnership interest).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions are currently paid to our limited partners at a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners.  It is the intent of management to monitor and distribute such surplus, if any, on an annual basis.  The chart below summarizes the approximate amount of distributions to our general partner and limited partners and the retained earnings deficit as of June 30, 2011 and December 31, 2010:

	As of		As of
	June 30,		December 31,
	2011		2010
General Partner	$12,973,000	(1)	$10,919,000	(2)
Limited Partners	106,727,000	(3)	89,358,000	(4)
Retained Earnings Reserve	5,847,000		2,663,000
Retained Earnings Deficit	(6,392,000)		(7,402,000)

(1) approximately $9.4 million paid in cash and $3.6 million has been declared, but not paid.

(2) approximately $7.9 million paid in cash and $3.0 million has been declared, but not paid.

(3) approximately $69.2 million paid in cash and approximately $37.5 million reinvested in 1,875,789 units of limited partnership interest under our distribution reinvestment plan and amended and restated distribution reinvestment plan.

(4) approximately $57.4 million paid in cash and approximately $32.0 million reinvested in 1,601,146 units of limited partnership interest under our distribution reinvestment plan and amended and restated distribution reinvestment plan.

Fair Value of Financial Instruments

In accordance with the reporting requirements of the FASB ASC 825-10, Financial Instruments-Fair Value, we calculate the fair value of our assets and liabilities that qualify as financial instruments under this statement and include this information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, accounts payable, accrued liabilities, distributions payable, and line-of-credit approximates the carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of mortgage notes receivable and participation interest approximates the carrying amount since they bear interest at the market rate.

Impact of Recently Issued Accounting Standards

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses. It requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. ASU 2010-20 will only impact disclosures. Disclosures related to information as of the end of a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Partnership’s adoption of this guidance did not have a material impact on its financial statements or accompanying notes to the financial statements.

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

D. Line-of-Credit

On September 21, 2009, the Partnership entered into a Loan and Security Agreement (the “Loan Agreement”) with Wesley J. Brockhoeft (the “Lender”) pursuant to which the Lender has provided the Partnership with a revolving credit facility in the maximum principal amount of $15 million (the “Credit Facility”). The interest rate on the Credit Facility is equal to 10% per annum.  Accrued interest on the outstanding principal amount of the Credit Facility is payable monthly.   The Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets.  In consideration of the Lender originating the Credit Facility, the Partnership paid the Lender an origination fee in the amount of $300,000.  On June 21, 2010, the Partnership entered into the First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”).  Pursuant to the Amended Loan Agreement, the maturity date on the Credit Facility was extended to June 21, 2012.  The Amended Loan Agreement also permitted the Partnership’s existing and future assets to secure our guaranty of a $15 million loan (the “UDF I – Brockhoeft Loan”) from the Lender, as agent for a group of lenders, to UDF I, and provided for cross-default of the Credit Facility with the UDF I – Brockhoeft Loan.  In consideration for amending the loan, the Partnership paid the Lender an amendment fee in the amount of $150,000.  On June 30, 2011 and December 31, 2010, $15 million in principal was outstanding under the Credit Facility.

           The Partnership’s eligibility to borrow up to $15 million under the Credit Facility is determined pursuant to a borrowing base.  The borrowing base is equal to (a) the lesser of (i) up to 50% of the aggregate principal amount outstanding under the Partnership’s eligible notes, (ii) up to 50% of the face amount of the Partnership’s eligible notes, or (iii) 40% of the appraised value of the real property subject to the liens securing the Partnership’s eligible notes; minus (b) any reserves required by the Lender.  Eligible notes are those promissory notes which are secured by first liens, meet certain other criteria established by the Lender, and are otherwise approved by the Lender for inclusion in the borrowing base.  The Amended Loan Agreement requires the Partnership to make various representations to the Lender and to comply with various covenants and agreements, including, without limitation, maintaining at least $30 million in eligible notes, maintaining an adjusted tangible net worth of no less than $250 million, maintaining its current line of business, operating its business in accordance with applicable laws, providing the Lender with information, financial statements and reports, and not permitting a change of control to occur.

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

E. Partners’ Capital

As of June 30, 2011, we had issued an aggregate of 18,057,546 units of limited partnership interest in the Primary Offering, DRIP and Secondary DRIP, consisting of 16,499,994 units issued to our limited partners pursuant to the Primary Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to our limited partners pursuant to our DRIP in exchange for gross proceeds of approximately $14.3 million, and 1,159,529 units of limited partnership interest issued to our limited partners pursuant to our Secondary DRIP in exchange for gross proceeds of approximately $23.2 million, less 318,237 units of limited partnership interest that we had repurchased pursuant to our unit redemption program for approximately $6.4 million.

As of December 31, 2010, we had issued an aggregate of 17,782,903 units of limited partnership interest in the Primary Offering, DRIP and the Secondary DRIP, consisting of 16,499,994 units issued in accordance with the Primary Offering to our limited partners in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 884,886 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $17.7 million, minus 318,237 units of limited partnership interest that we had repurchased pursuant to our unit redemption program for approximately $6.4 million.

For the six months ended June 30, 2011, we have made the following distributions to our limited partners:

Period Ended	Date Paid	Distribution Amount
December 31, 2010	January 24, 2011	$2,938,837
January 31, 2011	February 24, 2011	2,947,439
February 28, 2011	March 24, 2011	2,668,182
March 31, 2011	April 25, 2011	2,962,386
April 30, 2011	May 24, 2011	2,874,869
May 31, 2011	June 24, 2011	2,977,340
		$17,369,053

For the six months ended June 30, 2011, we paid distributions of $17,369,053 ($11,876,195 in cash and $5,492,858 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $18,722,261.  For the six months ended June 30, 2010, we paid distributions of $16,831,052 ($10,961,699 in cash and $5,869,353 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $19,881,708.  For the period from our inception through June 30, 2011, we paid distributions of approximately $106.7 million (approximately $69.2 million in cash and approximately $37.5 million in limited partnership units pursuant to our DRIP and Secondary DRIP), on cumulative net income of approximately $128.8 million.

The distributions paid during the six months ended June 30, 2011 and 2010, along with the amount of distributions reinvested pursuant to our Secondary DRIP and the sources of our distributions were as follows:

	Six Months Ended June 30,
	2011			2010
Distributions paid in cash	$11,876,195			$10,961,699
Distributions reinvested	5,492,858			5,869,353
Total distributions	$17,369,053			$16,831,052
Source of distributions:
Cash from operations	$17,369,053	(100%	)	$16,831,052	(100%	)
Total sources	$17,369,053	(100%	)	$16,831,052	(100%	)

F. Commitments and Contingencies

In February 2009, the Partnership deposited $1.5 million into a money market account (the “Deposit Account”) with LegacyTexas Bank (“LegacyTexas”) for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending Company, L.P. (“UMTH Lending”), a Delaware limited partnership and an affiliate of the Partnership’s general partner.  The Partnership provided LegacyTexas a security interest in the Deposit Account as further collateral for a loan (the “UMTH Lending Loan”) obtained by UMTH Lending from LegacyTexas.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In November 2010, UMTH Lending refinanced the UMTH Lending Loan with United Texas Bank (“UTB”).  In conjunction with this refinance, the Partnership deposited $1.5 million into a deposit account (the “UTB Deposit Account”) with UTB for the purpose of providing collateral to UTB for the benefit of UMTH Lending.  The UTB Deposit Account replaced the Deposit Account previously established with LegacyTexas.  The Partnership provided the UTB Deposit Account as further collateral for a loan obtained by UMTH Lending from UTB (the “UTB-UMTH Lending Loan”). In consideration for providing the Deposit Account and UTB Deposit Account (collectively, the “UMTH Lending Deposit Accounts”) as collateral for the UMTH Lending Loan and the UTB-UMTH Lending Loan (collectively, the “UMTH Lending Loans”), UMTH Lending agreed to pay the Partnership a fee equal to 3% per annum of the amount outstanding in the UMTH Lending Deposit Accounts, paid in 12 monthly installments for each year that the UMTH Lending Deposit Accounts secure the UMTH Lending Loans.  The UTB Deposit Account is included as restricted cash on the Partnership’s balance sheet.  The fee is included in credit enhancement fees – related party income revenue (see Note H for further discussion).

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

In April 2010, the Partnership entered into a guaranty (the “UDF IV HF Guaranty”) for the benefit of Community Trust Bank of Texas (“CTB”) pursuant to which the Partnership guaranteed the repayment of up to $6 million owed to CTB with respect to a revolving line of credit loan between UDF IV Home Finance, L.P. (“UDF IV Home Finance”), a Delaware limited partnership and an affiliate of the Partnership’s general partner, and CTB.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF IV Home Finance is a wholly owned subsidiary of United Development Funding IV (“UDF IV”), a Maryland real estate investment trust.  The Partnership’s general partner serves as the asset manager for UDF IV and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection with the UDF IV HF Guaranty, the Partnership entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay the Partnership an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum).  The fee is to be paid in 12 equal monthly installments and is included in the Partnership’s credit enhancement fees – related party income revenue (see Note H for further discussion).

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

In August 2010, the Partnership entered into a guaranty (the “UDF IV Acquisitions Guaranty”) for the benefit of CTB pursuant to which the Partnership guaranteed the repayment of up to $8 million owed to CTB with respect to a revolving line of credit loan between UDF IV Acquisitions, L.P. (“UDF IV Acquisitions”), a Delaware limited partnership and an affiliate of the Partnership’s general partner, and CTB.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF IV Acquisitions is a wholly owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection with the UDF IV Acquisitions Guaranty, the Partnership entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month.  This fee is included in the Partnership’s credit enhancement fees – related party income revenue (see Note H for further discussion).

           In December 2010, the Partnership entered into a guaranty (the “UDF IV Finance II Guaranty”) for the benefit of The F&M Bank and Trust Company (“F&M”) pursuant to which the Partnership guaranteed the repayment of up to $5 million owed to F&M with respect to a loan between UDF IV Finance II, L.P. (“UDF IV Finance II”), a Delaware limited partnership and an affiliate of the Partnership’s general partner, and F&M.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF IV Finance II is a wholly owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection with the UDF IV Finance II Guaranty, the Partnership entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month.  This fee is included in the Partnership’s credit enhancement fees – related party income revenue (see Note H for further discussion).

In May 2011, the Partnership entered into a guaranty (the “UMT HF III Guaranty”) for the benefit of Veritex Community Bank, National Association (“Veritex”) pursuant to which the Partnership guaranteed the repayment of up to $4.3 million owed to Veritex with respect to a loan between UMT Home Finance III, L.P. (“UMT HF III”), a Delaware limited partnership and an affiliate of the Partnership’s general partner, and Veritex.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UMT HF III is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT. In connection with the UMT HF III Guaranty, the Partnership entered into a letter agreement with UMT HF III which provides for UMT HF III to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.  The fee is included in credit enhancement fees – related party income revenue (see Note H for further discussion).

As of June 30, 2011, the Partnership had 12 outstanding guarantees, including: (1) 11 limited repayment guarantees with total credit risk to the Partnership of approximately $54.3 million, of which approximately $40.3 million had been borrowed against by the debtor; and (2) one letter of credit issued on behalf of a borrower with total credit risk to the Partnership of approximately $400,000, none of which had been borrowed against by the debtor.

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

As of June 30, 2011, we had originated 60 loans, including 29 loans that have been repaid in full by the respective borrower, totaling approximately $474.6 million.  We had approximately $53.0 million of commitments to be funded, including approximately $29.3 million of commitments for mortgage notes receivable – related party and $17.8 million for participation interest – related party.

As of December 31, 2010, we had originated 58 loans, including 24 loans that have been repaid in full by the respective borrower, totaling approximately $456.9 million.  We had approximately $65.9 million of commitments to be funded, including approximately $36.5 million of commitments for mortgage notes receivable – related party and $17.9 million for participation interest – related party.

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

The Partnership intends to redeem units on a quarterly basis and will not redeem in excess of 5% of the weighted average number of units outstanding during the 12-month period immediately prior to the date of redemption.  Our general partner reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a limited partner or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend and/or reestablish our unit redemption program.  Our general partner will determine from time to time whether the Partnership has sufficient excess cash from operations to repurchase units.  Generally, the cash available for redemption will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from the DRIP and Secondary DRIP.  If the funds set aside for the unit redemption program are not sufficient to accommodate all requests, at such time, if any, when sufficient funds become available, pending requests will be honored among all requesting limited partners as follows:  first, pro rata as to redemptions upon the death or disability of a limited partner; next, pro rata as to limited partners who demonstrate, in the discretion of our general partner, another involuntary exigent circumstance, such as bankruptcy; and, finally, pro rata as to all other redemption requests, if any, until all other requests for redemption have been met. Effective June 30, 2009, in order to conserve cash and in response to increasing requests for redemptions, we have limited our redemptions primarily to those requested as a result of death, disability and exigent circumstances, to the extent our general partner determines there are sufficient funds to redeem units. No units have been redeemed since May 2010.

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

The chart below summarizes the approximate payments to related parties associated with Placement Fees, unsubordinated promotional interest, Carried Interest, Mortgage Servicing Fee and the Operating Expense Reimbursement for the six months ended June 30, 2011 and 2010:

		For the Six Months Ended
Payee	Purpose	June 30, 2011	June 30, 2010
Land Development
	Placement Fees	$273,000	$156,000
	Unsubordinated Promotional Interest (1)	1,791,000	1,600,000
	Carried Interest (1)	263,000	235,000
	Mortgage Servicing Fee (2)	432,000	399,000
General Services
	Operating Expense Reimbursement (2)	269,000	412,000

(1)	represents amounts declared.
(2)	represents amounts incurred.

On September 21, 2009, the Partnership entered into the $15 million Credit Facility with Wesley J. Brockhoeft (as discussed in Note D).  In conjunction with the Credit Facility, the Partnership paid UMTH Funding L.P., a Delaware limited partnership and an affiliate of the Partnership’s general partner, a debt placement fee equal to 1% ($150,000) of the Credit Facility, which is being amortized over the term of the Credit Facility.

An affiliate of Land Development serves as the advisor to UMT and UDF IV.  Land Development serves as the asset manager of UDF I and UDF IV.

Mortgage Notes Receivable – Related Party and Participation Interests – Related Party

In September 2007, we originated a secured promissory note to UDF PM, LLC (“UDF PM”), a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6.4 million, and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that such loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  Such secured promissory note, which bears an interest rate of 15% per annum, is initially collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and, per the First Amendment to Secured Promissory Note, matures on September 4, 2012.  In connection with this note, UDF PM agreed to pay us commitment fees equal to 3% of each advance on the note.  For the three and six months ended June 30, 2010, approximately $16,000 and $31,000, respectively, is included in mortgage and transaction service revenues.  We did not recognize any commitment fee income on this note for the three or six months ended June 30, 2011.  For the three months ended June 30, 2011 and 2010, we recognized approximately $228,000 and $271,000, respectively, of interest income – related party related to such note.  For the six months ended June 30, 2011 and 2010, we recognized approximately $519,000 and $539,000, respectively, of interest income – related party related to such note. Approximately $6.4 million and $8.7 million is included in mortgage notes receivable – related party as of June 30, 2011 and December 31, 2010, respectively.  Approximately $231,000 and $186,000 is included in accrued interest receivable – related party as of June 30, 2011 and December 31, 2010, respectively.

In November 2007, we originated a secured promissory note to United Development Funding X, L.P. (“UDF X”), a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70 million, and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that such loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  In August 2008, we amended this secured promissory note to reduce the commitment amount to $25 million.  Such secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2012.  In connection with this note, UDF X agreed to pay us commitment fees equal to 3% of each advance on the note.  For the three months ended June 30, 2011 and 2010, approximately $41,000 is included in mortgage and transaction service revenues.  For the six months ended June 30, 2011 and 2010, approximately $82,000 is included in mortgage and transaction service revenues.  For the three months ended June 30, 2011 and 2010, we recognized approximately $794,000 and $875,000, respectively, of interest income – related party related to such note.  For the six months ended June 30, 2011 and 2010, we recognized approximately $1.6 million and $1.7 million, respectively, of interest income – related party related to such note.  Approximately $21.2 million is included in mortgage notes receivable – related party as of June 30, 2011 and December 31, 2010.  Approximately $235,000 and $9,000 is included in accrued interest receivable – related party as of June 30, 2011 and December 31, 2010, respectively.

In December 2007, we originated a loan to UDF Northpointe, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6 million (the “UDF NP Loan”), and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bears an interest rate of 12% per annum, is initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas and was payable on December 28, 2010, but was extended to December 28, 2013 pursuant to a modification agreement effective as of June 30, 2011 which increased the UDF NP Loan to a maximum of $15 million, pursuant to a second secured promissory note in the principal amount of $9 million.  The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note.  In December 2008, UDF Northpointe, LLC was purchased by an unrelated third party, who thus assumed the UDF NP Loan.  In May 2009, UDF Northpointe, LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by special warranty deed to UDF Northpointe II, LP (“Northpointe II”), a subsidiary of UDF I.  Concurrent with this assignment, UDF Northpointe, LLC entered into a contract for deed with Northpointe II whereby UDF Northpointe, LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to UDF Northpointe, LLC.  For the three months ended June 30, 2011 and 2010, we recognized approximately $315,000 and $265,000 of interest income – related party related to this loan.  For the six months ended June 30, 2011 and 2010, we recognized approximately $615,000 and $514,000, respectively, of interest income – related party related to this loan.  Approximately $10.7 million and $10.1 million was included in mortgage notes receivable – related party associated with the UDF NP Loan as of June 30, 2011 and December 31, 2010, respectively.  There was no balance in accrued interest receivable – related party associated with this loan as of June 30, 2011 or December 31, 2010.

In August 2008, we originated a secured revolving line of credit to UDF LOF in the principal amount of up to $25 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”).   The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a lien of all of UDF LOF’s existing and future acquired assets and is payable on August 20, 2011.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the UDF LOF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  In January 2010, the balance of the UDF LOF Note was paid in full, although UDF LOF still has the ability to draw on the UDF LOF Note until it matures.  In connection with this note, UDF LOF agreed to pay us commitment fees equal to 3% of each advance on the note.  For the three months ended June 30, 2011 and 2010, approximately $54,000 is included in mortgage and transaction service revenues.  For the six months ended June 30, 2011 and 2010, approximately $108,000 is included in mortgage and transaction service revenues.  We did not recognize any interest income – related party related to the UDF LOF Note for the three or six months ended June 30, 2011.  We did not recognize any interest income – related party related to the UDF LOF Note for the three months ended June 30, 2010.  For the six months ended June 30, 2010 we recognized approximately $200 of interest income – related party related to the UDF LOF Note.  There was no balance in accrued interest receivable – related party associated with the UDF LOF Note as of June 30, 2011 or December 31, 2010.

In August 2008, we originated a secured promissory note with Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), in the principal amount of $2.5 million (the “BCH Note”).  Land Development has a minority partner interest in Buffington Capital.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the BCH Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Capital.  Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital merged into Buffington Signature Homes, LLC (“Buffington Signature”), which is ultimately owned and controlled by Buffington Homebuilding Group, LTD (“BHG”), a Texas limited partnership.  Land Development owns a minority limited partnership interest in BHG.  As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, Buffington Signature possesses and succeeded to all the rights, responsibilities and obligations of Buffington Capital under the BCH Note.  Buffington Signature’s payment and performance of the BCH Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Second Amendment to Loan Agreement dated August 12, 2010, matures on August 12, 2011. The note remains outstanding as of August 12, 2011, although there is no balance outstanding on the note.  We did not recognize any interest income – related party related to the BCH Note for the three or six months ended June 30, 2011.  For the three and six months ended June 30, 2010, we recognized approximately $1,500 and $18,000, respectively, of interest income – related party related to the BCH Note.  There was no balance in mortgage notes receivable – related party or accrued interest receivable – related party associated with the BCH Note as of June 30, 2011 or December 31, 2010.

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2 million (the “BTC Note”).  Land Development has a minority partner interest in Buffington Classic.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the BTC Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic.  Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital merged into Buffington Texas Classic Homes, LLC (“BTC LLC”), which is ultimately owned and controlled by BHG.  Land Development owns a minority limited partnership interest in BHG.  As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, BTC LLC possesses and succeeded to all the rights, responsibilities and obligations of Buffington Classic under the BTC Note.  BTC LLC’s payment and performance of the BTC Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Second Amendment to Loan Agreement dated August 21, 2010, is payable on August 21, 2011.  We did not recognize any interest income – related party related to the BTC Note for the three or six months ended June 30, 2011.  We did not recognize any interest income – related party related to the BTC Note for the three months ended June 30, 2010.  For the six months ended June 30, 2010, we recognized approximately $9,800 of interest income – related party related to the BTC Note.  There was no balance in mortgage notes receivable – related party or accrued interest receivable – related party associated with the BTC Note as of June 30, 2011 or December 31, 2010.

 In September 2008, we entered into an Economic Interest Participation Agreement with UMT pursuant to which we purchased (i) an economic interest in the UMT Loan and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”).   At December 31, 2010, the UMT Loan was a $60 million revolving line of credit facility evidenced by a Third Amended and Restated Secured Line of Credit Promissory Note dated as of August 17, 2009, as extended to December 31, 2010 by an amendment effective December 31, 2009.  Effective December 31, 2010, the UMT Loan was subsequently increased to $75 million and the maturity date was extended to December 31, 2011 as evidenced by a Second Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2010 (as amended, the “UMT Note”).  The UMT Loan is secured by a security interest in the assets of UDF I including UDF I’s land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF I in favor of UMT (the “Security Agreement”).

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

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and we will participate in the control and management of the UMT Loan.  The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  The UMT Loan interest rate is the lower of 14% per annum or the highest rate allowed by law.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code of 1986, as amended, to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I.  For the three months ended June 30, 2011 and 2010, we recognized approximately $2.0 million and $1.7 million, respectively, of interest income – related party related to this Economic Interest Participation Agreement.  For the six months ended June 30, 2011 and 2010, we recognized approximately $4.0 million and $3.6 million, respectively, of interest income – related party related to this Economic Interest Participation Agreement.  Approximately $6.0 million and $2.0 million is included in accrued interest receivable – related party as of June 30, 2011 and December 31, 2010, respectively.

The UMT Loan is subordinate to the UDF I – Brockhoeft Loan.  As of June 30, 2011 and December 31, 2010, approximately $57.2 and $57.1 million, respectively, in assets related to the Economic Interest Participation Agreement is included in participation interest – related party.

Effective December 2008, the Partnership modified a secured promissory note evidencing a loan (the “HTC Loan”) in the principal amount of approximately $8.1 million that it had originated with UDF I in December 2006 in the principal amount of approximately $6.9 million.  In connection with the origination of such promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that such loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  UDF I’s obligations under the HTC Loan are initially secured by a first lien deed of trust filed on 190 undeveloped, entitled single-family home lots located in Thornton, Colorado.  The note bears interest at a base rate equal to 12% per annum and interest payments are due monthly.  The note matured on June 30, 2009, but was extended to December 31, 2011 pursuant to a modification agreement effective as of June 30, 2011 which increased the HTC Loan to a maximum of $12.8 million, pursuant to a second secured promissory note in the principal amount of $4.7 million.  The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note.  For the three months ended June 30, 2011 and 2010, we recognized approximately $347,000 and $298,000, respectively, of interest income – related party related to the HTC Loan.  For the six months ended June 30, 2011 and 2010, we recognized approximately $678,000 and $583,000, respectively, of interest income – related party related to this loan.  Approximately $11.8 million and $11.1 million is included in mortgage notes receivable – related party as of June 30, 2011 and December 31, 2010, respectively, related to the HTC Loan.  There was no balance in accrued interest receivable – related party associated with this loan as of June 30, 2011 or December 31, 2010.

In July 2009, we originated a secured promissory note to OU Land Acquisitions, LP (“OU Land”), a Texas limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of approximately $2.0 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bore an interest rate of 15% per annum, was collateralized by a first lien on 56 acres of land located in Houston, Texas and was payable on June 14, 2010, but remained outstanding as of December 31, 2010.  In January 2011, this note was paid off upon a sale of the underlying collateral.  Approximately $2.8 million is included in mortgage notes receivable – related party as of December 31, 2010.  We did not recognize any interest income – related party related to this note for the three months ended June 30, 2011.  For the three months ended June 30, 2010, we recognized approximately $91,000 of interest income – related party related to this note.  For the six months ended June 30, 2011 and 2010, we recognized approximately $22,000 and $176,000, respectively, of interest income – related party related to this note.  There was no balance in accrued interest receivable – related party associated with this note as of June 30, 2011 or December 31, 2010.

In November 2010, we assumed a secured promissory note to UDF TX One, LP (“UDF TX One”), a Texas limited partnership and wholly owned subsidiary of UDF I, in the principal amount of $8.0 million.  In connection with the origination of the promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bore an interest rate of 9.55% per annum, was collateralized by finished lots in Douglas County, Colorado and was payable on January 31, 2011. This note was paid in full in January 2011.  Approximately $125,000 is included in mortgage notes receivable – related party as of December 31, 2010. We did not recognize any interest income – related party related to this note for the three months ended June 30, 2011.  For the six months ended June 30, 2011, we recognized approximately $200 of interest income – related party related to this note.  We did not recognize any interest income – related party related to this note for the three or six months ended June 30, 2010.  There was no balance in accrued interest receivable – related party associated with this note as of June 30, 2011.  Approximately $1,000 was included in accrued interest receivable – related party associated with this note as of December 31, 2010.

In April 2011, we originated an unsecured promissory note to UDF Ash Creek, LP (the “Ash Creek Note”), a Delaware limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of $50,000, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that the Ash Creek Note is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  Approximately $50,000 is included in mortgage notes receivable – related party as of June 30, 2011.  The Ash Creek Note, which bears interest at a base rate equal to 15% per annum, is payable on December 5, 2011.  For the three and six months ended June 30, 2011, we recognized approximately $1,800 of interest income – related party related to the Ash Creek Note, which is included in accrued interest receivable – related party as of June 30, 2011.

Credit Enhancement Fees – Related Party

In February 2009, we deposited $1.5 million into the Deposit Account with LegacyTexas for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending.  We provided LegacyTexas a security interest in the Deposit Account as further collateral for the UMTH Lending Loan obtained by UMTH Lending from LegacyTexas.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In November 2010, UMTH Lending refinanced the UMTH Lending Loan with UTB.  In conjunction with this refinance, we deposited $1.5 million into the UTB Deposit Account for the purpose of providing collateral to UTB for the benefit of UMTH Lending.  The UTB Deposit Account replaced the Deposit Account previously established with LegacyTexas.  We provided the UTB Deposit Account as further collateral for a loan obtained by UMTH Lending from UTB.  In consideration for providing the UMTH Lending Deposit Accounts as collateral for the UMTH Lending Loans, UMTH Lending agreed to pay us a fee equal to 3% per annum of the amount outstanding in the UMTH Lending Deposit Accounts, paid in 12 monthly installments for each year that the UMTH Lending Deposit Accounts secure the UMTH Lending Loans.   This fee of approximately $11,000 for the three months ended June 30, 2011 and 2010 and approximately $22,000 for the six months ended June 30, 2011 and 2010, is included in our credit enhancement fees – related party income revenue. The UTB Deposit Account is included as restricted cash on our balance sheet.  For further discussion on the UMTH Lending Loans and UMTH Lending Deposit Accounts, see Note F.

In August 2009, in consideration for entering into the TCB Guarantee (as discussed in Note F), we entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the TCB Guarantee (i.e., $50,000 per annum).  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In conjunction with this agreement, no amount is included in credit enhancement fees – related party income revenue for the three or six months ended June 30, 2011 or 2010.

In March 2010, in consideration for entering into the Resort Island Guaranty (as discussed in Note F), we entered into a letter agreement with UDFLOF Resort Island which provides for UDFLOF Resort Island to pay us a guaranty fee equal to 1% of our maximum exposure (i.e., $9,250) under the guaranty, which was paid to us upon the execution of the guaranty.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDFLOF Resort Island paid off the loan to BOLC in December 2010, thus extinguishing the guarantee. In conjunction with this agreement, no amount is included in credit enhancement fees – related party income revenue for the three or six months ended June 30, 2011 or 2010.

In April 2010, in consideration of us entering into the UDF IV HF Guaranty (as discussed in Note F), we entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum).  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  This fee of approximately $15,000 and $30,000, respectively, is included in our credit enhancement fees – related party income revenue for the three and six months ended June 30, 2011.  No amount is included in credit enhancement fees – related party income revenue for the three or six months ended June 30, 2010.

In April 2010, in consideration of us entering into the UMT 15th Street Guaranty (as discussed in Note F), we entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  This fee of approximately $3,000 and $5,000, respectively, is included in our credit enhancement fees – related party income revenue for the three and six months ended June 30, 2011.  No amount is included in credit enhancement fees – related party income revenue for the three or six months ended June 30, 2010.

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders (as discussed in Note F). As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of our existing and future assets.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan.  This fee of approximately $113,000 and $225,000, respectively, is included in our credit enhancement fees – related party income revenue for the three and six months ended June 30, 2011.  No amount is included in credit enhancement fees – related party income revenue for the three or six months ended June 30, 2010.

In August 2010, in consideration of us entering into the UDF IV Acquisitions Guaranty (as discussed in Note F), we entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  This fee of approximately $10,000 and $19,000, respectively, is included in our credit enhancement fees – related party income revenue for the three and six months ended June 30, 2011.  No amount is included in credit enhancement fees – related party income revenue for the three or six months ended June 30, 2010.

In December 2010, in consideration of us entering into the UDF IV Finance II Guaranty (as discussed in Note F), we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $5 million loan between UDF IV Finance II and F&M at the end of the month.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  This fee of approximately $13,000 and $26,000, respectively, is included in our credit enhancement fees – related party income revenue for the three and six months ended June 30, 2011.  No amount is included in credit enhancement fees – related party income revenue for the three or six months ended June 30, 2010.

In May 2011, in consideration of us entering into the UMT HF III Guaranty (as discussed in Note F), we entered into a letter agreement with UMT HF III which provides for UMT HF III to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $4.3 million loan between UMT HF III and Veritex at the end of the month.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  This fee of approximately $1,000 is included in our credit enhancement fees – related party income revenue for the three and six months ended June 30, 2011.  No amount is included in credit enhancement fees – related party income revenue for the three or six months ended June 30, 2010.

I. Subsequent Events

On August 1, 2011, we entered into a guaranty (the “UMT HF II Guaranty”) for the benefit of First Financial Bank, N.A. (“FFB”) pursuant to which we guaranteed the repayment of up to $250,000 owed to FFB with respect to a loan between UMT Home Finance II, L.P. (“UMT HF II”), a Delaware limited partnership and an affiliate of our general partner, and FFB.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we have requested an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UMT HF II is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT. In connection with the UMT HF II Guaranty, we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.

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

Revenue Recognition

Interest income on mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of June 30, 2011, we were suspending income recognition on two mortgage notes receivable with a principal balance of approximately $2.2 million.  As of June 30, 2010, we were suspending income recognition on one mortgage note receivable with a principal balance of approximately $800,000.

Credit enhancement fee – related party income is generated by fees charged to related third parties for credit enhancements provided to lenders by the Partnership on behalf of the third parties.  Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement.  As of June 30, 2011, the Partnership was providing 8 credit enhancements to related parties (see Note H to the accompanying financial statements).

We generate mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with ASC 310-20, we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes.  The Partnership also expenses Placement Fees paid to the general partner to provide for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with mortgage notes receivable or participation interest held by the Partnership on a straight-line basis.  As of June 30, 2011 and December 31, 2010, approximately $3.7 million and $3.5 million, respectively, of such net deferred fees are included in mortgage notes receivable. Approximately $779,000 and $695,000 of net deferred fees are included in mortgage notes receivable – related party as of June 30, 2011 and December 31, 2010, respectively.  As of June 30, 2011 and December 31, 2010, approximately $725,000 and $801,000, respectively, of deferred fees are included in participation interest – related party.

Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party.  We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses.  We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses.  Amounts determined to be uncollectible are charged off, while amounts recovered on previously charged off accounts increase the allowance.  In January 2011, we charged off approximately $277,000 against the loan loss reserve on a loan with an unrelated party.  As of June 30, 2011 and December 31, 2010, approximately $7.3 million of allowance for loan losses had been offset against mortgage notes receivable (see Note B to the accompanying financial statements).

Mortgage Notes Receivable and Mortgage Notes Receivable – Related Party

Mortgage notes receivable and mortgage notes receivable – related party are recorded at the lower of cost or estimated net realizable value.  The mortgage investments are collateralized by land and related improvements to residential property owned by the borrowers and/or the ownership interests of the borrower.  Currently, the mortgage investments have terms ranging from five to 51 months.  None of such mortgages are insured or guaranteed by a federally owned or guaranteed mortgage agency.  We originate and/or acquire all mortgage notes receivable and intend to hold the mortgage notes receivable for the life of the notes.

Participation Interest – Related Party

Participation interest – related party represents an Economic Interest Participation Agreement with UMT, pursuant to which we purchased (i) an economic interest in the UMT Loan and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (see Note H to the accompanying financial statements).

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses and debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions.  Monthly distributions are currently paid to our limited partners at a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners.  It is the intent of management to monitor and distribute such surplus, if any, on an annual basis.  The chart below summarizes the approximate amount of distributions to our general partner and limited partners and the retained earnings deficit as of June 30, 2011 and December 31, 2010:

	As of		As of
	June 30,		December 31,
	2011		2010
General Partner	$12,973,000	(1)	$10,919,000	(2)
Limited Partners	106,727,000	(3)	89,358,000	(4)
Retained Earnings Reserve	5,847,000		2,663,000
Retained Earnings Deficit	(6,392,000)		(7,402,000)

(1) approximately $9.4 million paid in cash and $3.6 million has been declared, but not paid.

(2) approximately $7.9 million paid in cash and $3.0 million has been declared, but not paid.

(3) approximately $69.2 million paid in cash and approximately $37.5 million reinvested in 1,875,789 units of limited partnership interest under our DRIP and Secondary DRIP.

(4) approximately $57.4 million paid in cash and approximately $32.0 million reinvested in 1,601,146 units of limited partnership interest under our DRIP and Secondary DRIP.

Results of Operations

The three months ended June 30, 2011 as compared to the three months ended June 30, 2010

Revenues

Interest income (including related party interest income) for the three months ended June 30, 2011 and 2010 was approximately $12.2 million and $11.5 million, respectively.  The increase in interest income for the three months ended June 30, 2011 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) and participation interest – related party portfolios of approximately $338.6 million as of June 30, 2011, compared to approximately $320.2 million as of June 30, 2010.

Credit enhancement fees – related party for the three months ended June 30, 2011 and 2010 was approximately $165,000 and $11,000, respectively.  The increase was primarily the result of the timing of guarantees entered into on behalf of related parties, as described in Note H to the accompanying financial statements.

Mortgage and transaction service revenues for the three months ended June 30, 2011 and 2010 was approximately $511,000 and $441,000, respectively.  The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with ASC 310-20, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes. This increase was primarily the result of increased commitment fee income on mortgage notes receivable.

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

Expenses

Interest expense for each of the three months ended June 30, 2011 and 2010 was approximately $374,000.  Interest expense represents interest associated with the Credit Facility.  The Credit Facility, which was entered into in September 2009, has been utilized as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans.  The Credit Facility has been used as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.

General and administrative expense was approximately $935,000 and $1,127,000 for the three months ended June 30, 2011 and 2010, respectively.  This decrease was primarily associated with a reduction in investor service expenses and a reduction in debt financing costs.

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

   The six months ended June 30, 2011 as compared to the six months ended June 30, 2010

Revenues

Interest income (including related party interest income) for the six months ended June 30, 2011 and 2010 was approximately $24.4 million and $22.8 million, respectively.  The increase in interest income for the six months ended June 30, 2011 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) and participation interest – related party portfolios of approximately $338.6 million as of June 30, 2011, compared to approximately $320.2 million as of June 30, 2010.

Credit enhancement fees – related party for the six months ended June 30, 2011 and 2010 was approximately $329,000 and $22,000, respectively.  The increase was primarily the result of the timing of guarantees entered into on behalf of related parties, as described in Note H to the accompanying financial statements.

Mortgage and transaction service revenues for the six months ended June 30, 2011 and 2010 were approximately $983,000 and $858,000, respectively.  The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with ASC 310-20, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes. This increase was primarily the result of increased commitment fee income on mortgage notes receivable.

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

Expenses

Interest expense for each of the six months ended June 30, 2011 and 2010 was approximately $744,000.  Interest expense represents interest associated with the Credit Facility.  The Credit Facility, which was entered into in September 2009, has been utilized as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans.  The Credit Facility has been used as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.

General and administrative expense was approximately $1.8 million and $2.1 million for the six months ended June 30, 2011 and 2010, respectively.  This decrease was primarily associated with a reduction in investor service expenses and a reduction in debt financing costs.

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

Cash Flow Analysis

Cash flows provided by operating activities for the six months ended June 30, 2011 and 2010 were approximately $18.7 million and $19.9 million, respectively, and were comprised primarily of net income offset by accrued interest receivable and accrued interest receivable – related party.

Cash flows used in investing activities for the six months ended June 30, 2011 and 2010 were approximately $5.6 million and $11.3 million, respectively, resulting primarily from originations of mortgage notes receivable (including related party transactions), offset by receipts from mortgage notes receivable (including related party transactions).

Cash flows used in financing activities for the six months ended June 30, 2011 and 2010 were approximately $13.3 million and $12.3 million, respectively, and were primarily the result of distributions to partners.

Our cash and cash equivalents were approximately $647,000 and $1.8 million as of June 30, 2011 and 2010, respectively.

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

We will experience a relative decrease in liquidity as available funds are expended in connection with the funding and acquisition of mortgage loans and as amounts that may be drawn under the Credit Facility are repaid.

Material Trends Affecting Our Business

We believe that the housing market has reached a bottom in its four-year decline and has begun to recover.  This recovery likely will be regional in its early stages and will be led by those housing markets with balanced supply, affordable and stable home prices, minimal levels of foreclosures, and strong demand fundamentals.  Nationally, we expect the recovery will continue to experience headwinds from weak demand fundamentals, specifically consumer confidence and employment, as well as from the limited availability of bank financing and a persisting oversupply of home inventory and high levels of foreclosures.  The national consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains closer to levels historically associated with recession than to normalized conditions.  Unemployment remains elevated and access to conventional real estate and commercial financing remains limited across most of the country.  These factors pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand.  However, we expect the recovery will be stronger in markets such as Texas, where consumer confidence averaged nearly 15 points higher than the national index from June 2010 to June 2011; where the job growth rate over the past 12 months was more than double the national rate; and where approximately 15% of all homebuilding permits in the country were issued.  Further, according to the Bureau of Labor Statistics, more than half of the total jobs created in the United States since the official end of the national recession were created in Texas (from June 2009 to June 2011).  Currently, 96% of our portfolio relates to property located in the state of Texas and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery – and balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts and sales have all risen from their respective lows reflects a continued return of real demand for new homes.  However, we anticipate the former bubble markets – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures.

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

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers. In correlation, the number of new homes and finished lots developed has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2011. We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and affordable and stable home prices.  With lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets. To support the secondary residential mortgage market and prevent further deterioration of mortgage lending, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010. This program ended on March 31, 2010, as scheduled by the Federal Reserve. As of the date of this quarterly report, the 30-year fixed-rate single-family residential mortgage interest rate continues to remain below the rate that was available at the conclusion of the period of Federal Reserve purchases. We believe that such stability at low rates indicates that the secondary residential mortgage market is operating smoothly independent of the support previously provided by the Federal Reserve. However, any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which could increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our limited partners.

Nationally, new home sales rose slightly during the second quarter from the pace of sales in the first quarter of 2011, though levels continue to be depressed in the aftermath of the expiration of the federal homebuyer tax credit. However, national fundamentals that drive home sales continue to improve in most markets and home affordability remains near record-highs, so we expect the pace of home sales will continue to increase over 2011. The U.S. Census Bureau reports that the sales of new single-family residential homes in June 2011 were at a seasonally adjusted annual rate of 312,000 units. This number is up approximately 2.3% from the first quarter 2011 figure of 305,000 and up approximately 1.6% year-over-year from the June 2010 estimate of 307,000. However, year-over-year comparisons are and will likely continue to be distorted by the effects of the federal homebuyer tax credit.

Nationally, new single-family home inventory continued to improve in the second quarter of 2011 as it has done consistently since the first quarter of 2007.  Through much of the downturn, homebuilders reduced their starts and focused on selling their existing new home inventory.  The number of new homes for sale fell by approximately 47,000 units from June 2010 to June 2011 and by 14,000 units from the first quarter 2011 to the second quarter 2011.  We believe that, with such reductions, the new home market has been restored to equilibrium in most markets, even at low levels of demand.  The seasonally adjusted estimate of new homes for sale at the end of June 2011 was 164,000 – a balanced supply of 6.3 months at the June sales rate and the lowest number of homes available for sale since the U.S. Census Bureau began keeping records of this statistic in 1963.  We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through early 2009, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period.  Since bottoming in early 2009, however, single-family permits and starts have improved significantly.  Single-family homes authorized by building permits in June 2011 were at a seasonally adjusted annual rate of 407,000 units.  While this was a 3.8% decrease year-over-year from the rate of 423,000 in June 2010, it remains approximately 20.8% higher than the low of 337,000 set in January 2009.  Single-family home starts for June 2011 stood at a seasonally adjusted annual rate of 453,000 units.  This pace is essentially unchanged from the June 2010 estimate of 451,000 units – as home builders continue to adjust their start rate one year after the expiration of the homebuyer tax credit.  Again, year-over-year figures between June 2010 home starts and June 2011 home starts are likely distorted by the reduction in new home starts following the June 2010 expiration of the homebuyer tax credit as builders adjusted their inventory levels to match reduced demand.  However, the June 2011 pace of home starts is still 28.3% higher than the low of 353,000 set in March 2009.  Such increases strongly suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

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

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the healthiest in the country.  Furthermore, Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts.  We intend to concentrate our investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios.  Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced.  The following graph, created with data from the first quarter 2011 Federal Housing Finance Agency’s (“FHFA”) Purchase Price Only Index, illustrates the declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years.  Price declines have begun to moderate in those states in recent quarters, though.  Further, the graph illustrates how Texas has maintained relative home price stability throughout the downturn.  The Purchase Price Only Index indicates that Texas had a home price depreciation of -2.03% between the first quarter of 2010 and the first quarter of 2011. However, Texas’ home prices continued to demonstrate more stability than the national average of -5.50%.  Further, the index also reports that over the past five years, Texas home prices have appreciated 6.95% compared to a national depreciation of -17.50% over the same time period.

FHFA’s Purchase Price Only Index tracks average house price changes in repeat sales on the same single-family properties. The Purchase Price Only Index is based on more than 6 million repeat sales transactions and is based on data obtained from Fannie Mae and Freddie Mac for mortgages originated over the past 36 years. FHFA analyzes the combined mortgage records of Fannie Mae and Freddie Mac, which form the nation’s largest database of conventional, conforming mortgage transactions. The conforming loan limit for mortgages purchased since the beginning of 2006 has been $417,000.  Loan limits for mortgages originated in the latter half of 2007 through December 31, 2008 were raised to as much as $729,750 in high-cost areas in the contiguous United States.  Legislation generally extended those limits for 2009-originated mortgages.  An appropriations act (PL111-88) further extended those limits for 2010 originations in places where the limits were higher than those that would have been calculated under pre-existing rules.

Median new home prices in the four major Texas markets have begun to rise.  According to numbers publicly released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information, the median new home prices for the second quarter of 2011 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $215,367, $214,733, $225,958 and $196,401, respectively.  Each of these sales figures are lower than the national median new home price, which was $235,200 in June 2011, according to estimates released jointly by the U.S. Census Bureau and the Department of Housing and Urban Development.

Using the Department of Housing and Urban Development’s estimated 2011 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.44 times, 1.27 times, 1.27 times, and 1.26 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area.  These numbers illustrate the affordability of Texas homes, as each of these markets has higher affordability than the national average.  Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the second quarter of 2011 and assuming an annual mortgage insurance premium of 70 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home.  Using the Department of Housing and Urban Development’s 2011 income data to project an estimated median income for the United States of $64,200 and the June 2011 national median sales prices of new homes sold of $235,200, we conclude that the national median income earner has 1.13 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States.  This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 48 months, as new home prices in housing markets outside of Texas generally have fallen.  Recently, however, such price declines have begun to stabilize. We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Since the national recession’s official end, Texas employment markets have experienced strong job growth.  According to the United States Department of Labor, Texas added approximately 220,000 jobs in the 12 months ended June 2011, which was the largest year-over-year increase of any state in the country.  Furthermore, Texas added an even greater amount of jobs in the private sector (251,900) over the past 12 months, which is a private sector job growth rate of 3.0%.  Since the national recession’s end in June 2009, Texas has added 296,800 net new jobs, which is approximately 56.6% of all net jobs added nationwide in that two year period. Further, Texas has added approximately 537,500 new jobs over the past five years, 366,700 in the private sector, in contrast to a loss of more than 4.95 million total jobs and more than 5.1 million private sector jobs in the country as a whole.  From June 2010 to June 2011, Austin added 10,000 jobs year-over-year.  Dallas-Fort Worth added 63,200 jobs over that same time period, which was the greatest job gain of any city in the country over the past 12 months, just ahead of Houston, which enjoyed the second greatest job gain of any city in the country in that time.  Houston added 54,300 jobs over that period and San Antonio added 14,200 jobs in that time.  Taken together, these four cities have added an estimated net total of 328,600 jobs over the past five years: Austin added 58,400 jobs; Dallas-Fort Worth added 76,900 jobs; Houston added 147,000 jobs; and San Antonio added 46,300 jobs. Of those jobs, 209,300 of them have been created in the private sector.

Texas’ unemployment rate rose year-over-year to 8.2% in June 2011 from 8.1% in June 2010.  The increase in the state unemployment rate is likely due to a growth in Texas’ labor force, as Texas has added an estimated 140,686 workers to its labor force, which is near an all-time high. The growth in Texas’ labor force stands in contrast with the national labor force, which has fallen by approximately 1.5 million workers, as of June 2011, from its peak in October 2008.  The national unemployment rate fell year-over-year from June 2010 (9.5%) to June 2011 (9.2%).  In addition, all four major Texas labor markets have unemployment rates below the national unemployment rate.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand.  According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery.  The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001.  We believe, based on transitions in the Texas Leading Index as prepared by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year, and emerged from the recession in the late spring of 2009.  Further, we believe the Texas economy is now leading the national economic recovery.  The Texas Leading Index has risen significantly since reaching a low of 100.5 in March 2009 and, as of May 2011, was 122.8, which is the highest reading since August 2008.  The Texas Leading Index, produced monthly by the Federal Reserve Bank of Dallas, combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months.  The index has either risen or remained constant for nine consecutive months.

Further, we believe Texas consumers are beginning to return to their normal consumption habits.  The aggregate value of state sales tax receipts in Texas increased 7.2% year-over-year from June 2010 to June 2011 – the 15th consecutive month in which Texas has experienced year-over-year improvement in sales tax receipts.

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

The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly healthier than the national average.  We do not expect the four major Texas housing markets to be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona and Nevada.  The mortgage analytic company, CoreLogic, reports that, through the first quarter of 2011, approximately 47.1% of all homes with negative equity were located in one of those four states compared to just 3.1% of all the negative equity homes in the country that were located in the state of Texas.  Homebuilding and residential construction employment will likely remain generally weak for some time, but Texas again will likely continue to outperform the national standards.  From June 2010 to June 2011, Texas added 26,000 jobs in the construction sector according to the Bureau of Labor Statistics.  We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas continue to focus on preserving a balance between new home demand and new home supply. We believe that home builders and developers in Texas have remained disciplined on new home construction and project development.  New home starts are outpaced by new home sales in all four major Texas markets where such data is available: Austin, Dallas-Fort Worth, Houston and San Antonio.  Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all of these major Texas markets.  Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels.  However, the number of finished lots available in each market has fallen significantly even though the months’ supply remains elevated.  Furthermore, finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets.  This is a trend that we expect to continue as the lack of commercial financing for development has constrained finished lot development over the past three and one-half years even as new home demand and sales continue.  We believe that such demand and sales will increase and these finished lot shortages will become more pronounced in coming quarters.  As of June 2011, Houston has an estimated inventory of finished lots of approximately 39.7 months, Austin has an estimated inventory of finished lots of approximately 49.7 months, San Antonio has an estimated inventory of finished lots of approximately 57.5 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 61.2 months.  A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated previously, the elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders begin to increase their pace of home starts, we expect to see the month’s supply of lot inventory rapidly improve.  Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks.  Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 24.9% from 73,066 to 54,898 in the second quarter of 2011.  San Antonio’s finished lot inventory has fallen 17.3% to 32,775 since peaking at 39,618 in the third quarter of 2008.  Austin’s finished lot inventory peaked in the third quarter of 2008 at 31,628, and is down 22.8% to 24,415. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 97,504 lots and has fallen 29.6% to 68,601 lots.  Such inventory reduction continued in the second quarter of 2011 in all four of these markets, as the number of finished lots dropped by nearly 900 in Austin, more than 1,900 in Dallas-Fort Worth, nearly 1,300 in Houston, and more than 700 in San Antonio.  Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales through 2011 as homebuilders replenish their inventory.

Although Texas markets continue to be some of the strongest homebuilding markets in the country, the pace of homebuilding in Texas has slowed over the past four years as a result of the national economic downturn and reduced availability of construction financing. According to the Federal Deposit Insurance Corporation, banks in the Dallas region1 reduced their construction and development loans by 7.6% from the fourth quarter of 2010 to the first quarter of 2011 – the 12th straight quarterly decline in the region’s construction and development outstanding loan portfolio.  While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory.  Annual new home sales in Austin outpace starts 6,203 versus 5,899, with annual new home sales declining year-over-year by approximately 18.3%.  Finished housing inventory stands at a generally healthy level of 2.9 months, while total new housing inventory (finished vacant, under construction and model homes) rose to a slightly elevated supply of 7.6 months.  The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively.  Like Austin, San Antonio is also a healthy homebuilding market.  Annual new home sales in San Antonio run ahead of starts 7,339 versus 6,841, with annual new home sales declining year-over-year by approximately 8.7%.  Finished housing inventory fell to a generally healthy level of a 2.6 month supply. Total new housing inventory rose to a generally healthy 6.6 month supply.  Houston, too, is a healthy homebuilding market.  Annual new home sales there outpace starts 18,211 versus 16,605, with annual new home sales declining year-over-year by approximately 20.7%.  Finished housing inventory is slightly elevated at a 3.2 month supply while total new housing inventory rose to a slightly elevated 7.1 month supply, respectively.  Dallas-Fort Worth is a relatively healthy homebuilding market as well.  Annual new home sales in Dallas-Fort Worth outpace starts 14,671 versus 13,462, with annual new home sales declining year-over-year by approximately 15.1%.  Finished housing inventory held at a generally healthy 2.8 month supply, while total new housing inventory rose to a generally healthy 6.7 month supply.  All numbers are as released by Residential Strategies, Inc. or Metrostudy, leading providers of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels remained elevated from the first quarter of 2011 to the second quarter of 2011.  Through June 2011, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth and Lubbock was 6.9 months, 8.1 months, 7.3 months, 7.2 months, and 8.3 months, respectively.  San Antonio’s inventory remained more elevated with an 8.6 month supply of homes for sale.  Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market.  Through June 2011, the number of existing homes sold to date in (a) Austin was 10,224, down 6% year-over-year; (b) San Antonio was 8,985, down 8% year-over-year; (c) Houston was 28,485, down 6% year-over-year, (d) Dallas was 20,447, down 3% year-over-year, (e) Fort Worth was 3,940, down 13% year-over-year, and (f) Lubbock was 1,325, down 17% year-over-year.  These figures and year-over-year comparisons are likely distorted by the presence and expiration of the federal homebuyer tax credit in June 2010 that likely pulled demand forward in the first six months of 2010, at the expense of demand in subsequent quarters.

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

1 FDIC Dallas Region is composed of Arkansas, Colorado, Louisiana, Mississippi, New Mexico, Oklahoma, Tennessee, and Texas.

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

Off-Balance Sheet Arrangements

In August 2009, we entered into the TCB Guarantee for the benefit of UMT Home Finance, or its permitted successors and assigns, by which we guaranteed the repayment of up to $5 million owed to Texas Capital Bank with respect to that certain promissory note between UMT Home Finance and Texas Capital Bank.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UMT Home Finance is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection with the TCB Guarantee, we entered into a letter agreement with UMT Home Finance, which provides for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the TCB Guarantee (i.e., $50,000 per annum).  In conjunction with this agreement, no amount is included in credit enhancement fees – related party income revenue for the three or six months ended June 30, 2011 or 2010.

In March 2010, we entered into the Resort Island Guaranty for the benefit of BOLC pursuant to which we guaranteed the repayment of up to $925,000 owed to BOLC with respect to a loan between UDFLOF Resort Island and BOLC.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDFLOF Resort Island is a wholly owned subsidiary of UDF LOF.  Our general partner is an affiliate of UDF LOF.  In connection with the Resort Island Guaranty, we entered into a letter agreement with UDFLOF Resort Island which provides for UDFLOF Resort Island to pay us a guaranty fee equal to 1% of our maximum exposure (i.e., $9,250) under the guaranty, which was paid to us upon the execution of the guaranty.  UDFLOF Resort Island paid off the loan to BOLC in December 2010, thus extinguishing the guarantee.  In conjunction with this agreement, no amount is included in credit enhancement fees – related party income revenue for the three or six months ended June 30, 2011 or 2010.

In April 2010, we entered into the UDF IV HF Guaranty for the benefit of CTB pursuant to which we guaranteed the repayment of up to $6 million owed to CTB with respect to a revolving line of credit loan between UDF IV Home Finance and CTB.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF IV Home Finance is a wholly owned subsidiary of UDF IV.  Our general partner serves as the asset manager for UDF IV and an affiliate of our general partner serves as the advisor for UDF IV.  In connection with the UDF IV HF Guaranty, we entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum), to be paid in 12 equal monthly installments.  This fee of approximately $15,000 and $30,000, respectively, is included in our credit enhancement fees – related party income revenue for the three and six months ended June 30, 2011.  No amount is included in credit enhancement fees – related party income revenue for the three or six months ended June 30, 2010.

In April 2010, we entered into the UMT 15th Street Guaranty for the benefit of CTB pursuant to which we guaranteed the repayment of up to $1.6 million owed to CTB with respect to a loan between UMT 15th Street and CTB. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.   UMT 15th Street is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection with the UMT 15th Street Guaranty, we entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of each month.  This fee of approximately $3,000 and $5,000, respectively, is included in our credit enhancement fees – related party income revenue for the three and six months ended June 30, 2011.  No amount is included in credit enhancement fees – related party income revenue for the three or six months ended June 30, 2010.

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of our existing and future assets.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  Our general partner serves as the asset manager of UDF I.  In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan.  This fee of approximately $113,000 and $225,000, respectively, is included in our credit enhancement fees – related party income revenue for the three and six months ended June 30, 2011.  No amount is included in credit enhancement fees – related party income revenue for the three or six months ended June 30, 2010.

In August 2010, we entered into the UDF IV Acquisitions Guaranty for the benefit of CTB pursuant to which we guaranteed the repayment of up to $8 million owed to CTB with respect to a revolving line of credit loan between UDF IV Acquisitions and CTB.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF IV Acquisitions is a wholly owned subsidiary of UDF IV.  Our general partner serves as the asset manager for UDF IV and an affiliate of our general partner serves as the advisor for UDF IV.  In connection with the UDF IV Acquisitions Guaranty, we entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of each month.  This fee of approximately $10,000 and $19,000, respectively, is included in our credit enhancement fees – related party income revenue for the three and six months ended June 30, 2011.  No amount is included in credit enhancement fees – related party income revenue for the three or six months ended June 30, 2010.

In December 2010, we entered into the UDF IV Finance II Guaranty for the benefit of F&M pursuant to which we guaranteed the repayment of up to $5 million owed to F&M with respect to a loan between UDF IV Finance II and F&M.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDF IV Finance II is a wholly owned subsidiary of UDF IV.  Our general partner serves as the asset manager for UDF IV and an affiliate of our general partner serves as the advisor for UDF IV.  In connection with the UDF IV Finance II Guaranty, we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of each month.  This fee of approximately $13,000 and $26,000, respectively, is included in our credit enhancement fees – related party income revenue for the three and six months ended June 30, 2011.  No amount is included in credit enhancement fees – related party income revenue for the three or six months ended June 30, 2010.

In May 2011, we entered into the UMT HF III Guaranty for the benefit of Veritex pursuant to which we guaranteed the repayment of up to $4.3 million owed to Veritex with respect to a loan between UMT HF III and Veritex.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. UMT HF III is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT. In connection with the UMT HF III Guaranty, we entered into a letter agreement with UMT HF III which provides for UMT HF III to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.  This fee of approximately $1,000 is included in our credit enhancement fees – related party income revenue for the three and six months ended June 30, 2011.  No amount is included in credit enhancement fees – related party income revenue for the three or six months ended June 30, 2010.

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

As of June 30, 2011, the Partnership had 12 outstanding guarantees, including: (1) 11 limited repayment guarantees with total credit risk to the Partnership of approximately $54.3 million, of which approximately $40.3 million had been borrowed against by the debtor; and (2) one letter of credit issued on behalf of a borrower with total credit risk to the Partnership of approximately $400,000, none of which had been borrowed against by the debtor.

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

Contractual Obligations

As of June 30, 2011, we had originated 60 loans, including 29 loans that have been repaid in full by the respective borrower, totaling approximately $474.6 million.  We have approximately $53.0 million of commitments to be funded, including approximately $29.3 million of commitments for mortgage notes receivable – related party and $17.8 million for participation interest – related party.

As of December 31, 2010, we had originated 58 loans, including 24 loans that have been repaid in full by the respective borrower, totaling approximately $456.9 million.  We have approximately $65.9 million of commitments to be funded, including approximately $36.5 million of commitments for mortgage notes receivable – related party and $17.9 million for participation interest – related party.

 The Partnership has no other outstanding debt or contingent payment obligations, other than approximately $54.6 million of certain loan guarantees or letters of credit discussed above in “Off-Balance Sheet Arrangements,” that we may be obligated to make to or for the benefit of third-party lenders.

Subsequent Events

On August 1, 2011, we entered into the UMT HF II Guaranty for the benefit of FFB pursuant to which we guaranteed the repayment of up to $250,000 owed to FFB with respect to a loan between UMT HF II, a Delaware limited partnership and an affiliate of our general partner, and FFB.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we have requested an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UMT HF II is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT. In connection with the UMT HF II Guaranty, we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.

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

As of June 30, 2011 and December 31, 2010, our mortgage notes receivable of approximately $229.7 million and $220.8 million, respectively, mortgage notes receivable – related party of approximately $51.0 million and $54.6 million, respectively, and participation interest – related party of approximately $57.9 million, were all at fixed interest rates, and thus, such assets are not subject to change in future earnings, fair values or cash flows.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Land Development, our general partner, including its principal executive officer and principal financial officer, evaluated, as of June 30, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of June 30, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2011, we had issued an aggregate of 18,057,546 units of limited partnership interest in the Primary Offering, DRIP and Secondary DRIP, consisting of 16,499,994 units issued to our limited partners pursuant to our Primary Offering in exchange for gross proceeds of approximately $330.3 million, 716,260 units of limited partnership interest issued to limited partners pursuant to our DRIP in exchange for gross proceeds of approximately $14.3 million and 1,159,529 units of limited partnership interest issued to limited partners pursuant to our Secondary DRIP in exchange for gross proceeds of approximately $23.2 million, less 318,237 units of limited partnership interest that we have repurchased pursuant to our unit redemption program for approximately $6.4 million.  The net proceeds from our Primary Offering, after deducting approximately $39.6 million of offering costs, are approximately $290.7 million. Of the offering costs, approximately $11.2 million was paid to our general partner or affiliates of our general partner for organization and offering expenses and $28.4 million was paid to non-affiliates for selling commissions and other offering fees.

As of June 30, 2011, we had originated 60 loans, including 29 loans that have been repaid in full by the respective borrower, totaling approximately $474.6 million.  We have approximately $53.0 million of commitments to be funded, including approximately $29.3 million of commitments for mortgage notes receivable – related party and $17.8 million for participation interest – related party.  As of June 30, 2011, we have paid our general partner approximately $9.8 million for acquisition and origination fee expenses associated with the mortgage notes receivable.

Unregistered Sales of Equity Securities

During the three and six months ended June 30, 2011, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Partnership and Affiliated Purchasers

For the three and six months ended June 30, 2011, we received valid redemption requests relating to 60,359 units and 141,131 units, respectively.  We did not redeem any units during the three or six months ended June 30, 2011.  On March 22, 2011, Etter Amalgamated DBPP acquired 531.91 limited partnership units for $18.80 per unit from another limited partner.  The general partner of Etter Amalgamated DBPP is Etter Amalgamated, Inc.  The Executive Vice President of our general partner is the President of Etter Amalgamated, Inc.

For the year ended December 31, 2010, including deferred redemption requests outstanding as of January 1, 2010, we received valid redemption requests relating to 591,321 units, of which we redeemed 24,068 units for an aggregate repurchase price of $475,000 (an average of $19.74 per unit).  We funded these unit redemptions with cash flows from operations.  A valid redemption request is one that complies with the applicable requirements and guidelines of our current unit redemption program set forth in the prospectus relating to the Offering.

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

United Development Funding III, L.P.

	By:	UMTH Land Development, L.P.
Its General Partner

Dated: August 12, 2011		By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer, and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.
(Principal Executive Officer)

		By:	/s/ Cara D. Obert
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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)

32.1*	Section 1350 Certifications (furnished herewith)

101.INS**	XBRL Instance Document (furnished herewith)

101.SCH**	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

*
In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.  Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

**
XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.