Form 10-Q
period 2011-09-30
United Development Funding III, LP
filed 2011-11-14
CIK 1335732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐   No ☒

As of November 9, 2011, the Registrant had 18,237,472 units of limited partnership interest outstanding.

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-Q
Quarter Ended September 30, 2011

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
UNITED DEVELOPMENT FUNDING III, L.P.
BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
Assets:
Cash and cash equivalents	$895,876	$815,192
Restricted cash	1,514,693	1,502,849
Accrued interest receivable	11,490,096	5,833,025
Accrued interest receivable – related party	903,732	2,326,569
Mortgage notes receivable, net	225,273,109	220,804,130
Mortgage notes receivable – related party	52,519,199	54,622,666
Participation interest – related party	66,189,949	57,851,492
Other assets	104,614	245,349

Total assets	$358,891,268	$344,001,272

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$172,929	$175,780
Accrued liabilities	135,021	164,940
Accrued liabilities – related party	4,243,351	3,678,858
Distributions payable	4,414,147	2,983,217
Line-of-credit	15,000,000	15,000,000

Total liabilities	23,965,448	22,002,795

Commitments and contingencies

Partners’ Capital:
Limited partners’ capital: 22,500,000 units authorized; 18,193,381 units issued and outstanding at September 30, 2011 and 17,782,903 units issued and outstanding at December 31, 2010	334,546,810	321,918,625
General partner’s capital	379,010	79,852

Total partners’ capital	334,925,820	321,998,477

Total liabilities and partners’ capital	$358,891,268	$344,001,272

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Interest income	$8,493,873	$8,202,195	$25,474,015	$23,894,144
Interest income – related party	3,763,398	3,616,522	11,143,524	10,752,030
Mortgage and transaction service revenues	267,555	404,282	1,060,438	1,040,507
Mortgage and transaction service revenues – related party	288,977	329,163	808,188	573,077
Total revenues	12,813,803	12,552,162	38,486,165	36,259,758

Expenses:
Interest expense	378,082	378,082	1,121,918	1,121,918
Loan loss reserve	128,797	87,568	378,071	319,134
General and administrative	285,428	245,509	753,431	855,078
General and administrative – related party	679,329	730,843	2,014,060	2,231,936
Total expenses	1,471,636	1,442,002	4,267,480	4,528,066

Net income	$11,342,167	$11,110,160	$34,218,685	$31,731,692

Earnings allocated to limited partners	$10,164,810	$9,956,886	$30,666,666	$28,437,831

Earnings per limited partnership unit, basic and diluted	$0.56	$0.57	$1.71	$1.63

Weighted average limited partnership units outstanding	18,113,285	17,560,810	17,977,851	17,424,928

Distributions per weighted average limited partnership units outstanding	$0.49	$0.49	$1.46	$1.46

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Operating Activities
Net income	$34,218,685	$31,731,692
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	378,071	319,134
Amortization	120,450	264,215
Changes in operating assets and liabilities:
Accrued interest receivable	(5,657,071)	(1,456,993)
Accrued interest receivable – related party	1,422,837	1,469,115
Other assets	20,285	(187,331)
Accounts payable	(2,851)	(4,108)
Accrued liabilities	(29,919)	80,704
Accrued liabilities – related party	564,493	545,161
Net cash provided by operating activities	31,034,980	32,761,589

Investing Activities
Investments in mortgage notes receivable	(18,233,165)	(28,566,444)
Investments in mortgage notes receivable – related party	(3,890,963)	(4,307,744)
Investments in participation interest – related party	(8,452,688)	(7,942,736)
Receipts from mortgage notes receivable	13,386,115	16,008,352
Receipts from mortgage notes receivable – related party	5,994,430	744,959
Receipts from participation interest – related party	114,231	4,777,994
Restricted cash	(11,844)	(17,420)
Net cash used in investing activities	(11,093,884)	(19,303,039)

Financing Activities
Limited partner contributions	-	6,341
Limited partner distributions	(26,248,030)	(25,438,674)
Limited partner distribution reinvestment	8,209,549	8,714,189
Limited partner redemptions	-	(481,352)
General partner distributions	(1,821,931)	(1,146,049)
Net cash used in financing activities	(19,860,412)	(18,345,545)

Net increase (decrease) in cash and cash equivalents	80,684	(4,886,995)
Cash and cash equivalents at beginning of period	815,192	5,563,407
Cash and cash equivalents at end of period	$895,876	$676,412

Supplemental Cash Flow Information:
Cash paid for interest	$1,126,027	$747,945

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Nature of Business

United Development Funding III, L.P. (which may be referred to as the “Partnership,” “we,” “us,” “our” or “UDF III”) was organized on June 13, 2005 as a Delaware limited partnership.  Our principal business purpose is to originate, acquire, service, and otherwise manage, either alone or in association with others, a portfolio of mortgage loans that are secured by real property or equity interests that hold real property already subject to other mortgages (including mortgage loans that are not first in priority and participation interests in mortgage loans) and to issue or acquire an interest in credit enhancements for the benefit of borrowers, such as guarantees or letters of credit.  We concentrate on making development loans to single-family lot developers who sell their lots to national and regional home builders, as well as making loans to entities created by home builders in conjunction with our general partner or affiliates of our general partner for the acquisition of property and development of residential lots.  We seek to make or acquire loans primarily with respect to projects where the completed subdivision will consist of homes at or below the median price of the U.S. housing market.  We have no employees, and we do not maintain any physical properties.  Our operations are conducted at the corporate offices of our general partner at 1301 Municipal Way, Grapevine, Texas.

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

UMT Holdings, L.P. (“UMT Holdings”) holds 99.9% of the limited partnership interests in our general partner. UMT Services, Inc. (“UMT Services”) owns the remaining 0.1% of the limited partnership interests in our general partner and serves as its general partner.  Land Development has been engaged to provide asset management services for four investment partnerships (United Development Funding, L.P., United Development Funding II, L.P., UDF Texas Two, LP and United Development Funding Land Opportunity Fund, L.P.) and one real estate investment trust (United Development Funding IV).  Land Development also holds a 99.9% partnership interest in UMTHLD FLF I, L.P., UMTHLD FLF II, L.P. and United Development Funding X, L.P., with the remaining 0.1% interest owned by UMT Services.  In addition, Land Development owns 100% of the interests in UDF Land GP, LLC, which serves as the general partner of the general partner of United Development Funding Land Opportunity Fund, L.P. (“UDF LOF”).  See Note I for discussion of related party transactions.

B. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X.  They do not include all information and footnotes required by GAAP for complete financial statements.  However, except as disclosed herein, there has been no material change to the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (the “Annual Report”).  The accompanying interim unaudited financial statements should be read in conjunction with the financial statements filed in our Annual Report.  In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of September 30, 2011, operating results for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010.  Operating results and cash flows for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Participation Interest – Related Party

Participation interest – related party represents an Economic Interest Participation Agreement with United Mortgage Trust, a Maryland real estate investment trust (“UMT”), pursuant to which we purchased (i) an economic interest in a $75 million revolving credit facility from UMT to United Development Funding, L.P. (“UDF I”) (the “UMT Loan”), and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (see Note I for further discussion).  Our general partner serves as the asset manager for UDF I.  An affiliate of our general partner serves as the advisor to UMT.

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

Revenue Recognition

Interest income on mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of September 30, 2011, we were suspending income recognition on two mortgage notes receivable with a principal balance of approximately $2.2 million.  As of September 30, 2010, we were suspending income recognition on one mortgage note receivable with a principal balance of approximately $800,000.

We generate mortgage and transaction service revenues and mortgage and transaction service revenues – related party by originating and acquiring mortgage notes receivable and other loans.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables-Nonrefundable Fees and Other Costs (“ASC 310-20”), we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes.  In addition, credit enhancement fee income is generated by fees charged to parties for credit enhancements provided to lenders by the Partnership on behalf of the parties.  Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement.  As of September 30, 2011, the Partnership was providing 9 credit enhancements to related parties (see Note I for further discussion).

The Partnership also expenses acquisition and origination fees (“Placement Fees”) paid to the general partner to provide for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with mortgage notes receivable or participation interest held by the Partnership on a straight-line basis.  As of September 30, 2011 and December 31, 2010, approximately $3.6 million and $3.5 million, respectively, of such net deferred fees are included in mortgage notes receivable. Approximately $794,000 and $695,000 of net deferred fees are included in mortgage notes receivable – related party as of September 30, 2011 and December 31, 2010, respectively.  As of September 30, 2011 and December 31, 2010, approximately $686,000 and $801,000, respectively, of deferred fees are included in participation interest – related party.

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses and debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with our public offering of our units of limited partnership interest).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions, in addition to the payments made to our general partner and related parties.  See Note I for further discussion of related party transactions.

A “carried interest” is an equity interest in us to participate in all distributions, other than distributions attributable to our general partner’s promotional interest, of cash available for distribution and net proceeds from a capital transaction that are distributable under the distribution priority for net proceeds from a capital transaction described below.  If our general partner enters into commitments to investments in mortgages in excess of 82% of the gross proceeds of our public offering of our units of limited partnership interest (the “Offering”), our general partner will be entitled to a carried interest equal to (a) 1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross proceeds of the Offering (or if commitments to investments in mortgages are above 82% but no more than 84.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 82%), (b) 1% for the next 2% of additional commitments to investments in mortgages above 84.5% of the gross proceeds of the Offering (or if commitments to investments in mortgages are above 84.5% but no more than 86.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 84.5%) and (c) 1% for each additional 1% of additional commitments to investments in mortgages above 86.5% of the gross proceeds of the Offering (or a fractional percentage equal to the fractional amount of any 1% of additional commitments to investments in mortgages). By way of illustration, if 85.5% of the gross proceeds of the Offering are committed to investments in mortgages, then our general partner would be entitled to a carried interest of 1.5% (1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross proceeds of the Offering and 0.5% for the next 1% of additional commitments to investments in mortgages above 84.5% of the gross proceeds of the Offering) of any amount otherwise distributable to the limited partners after deduction of any promotional interest payable to our general partner.

In order for proceeds to be considered “committed” for purposes of calculation and payment of a carried interest, we must be obligated by contract or other binding agreement to invest such proceeds in mortgages, to the exclusion of any other use for such proceeds or no use at all.

“Investments in mortgages” are the aggregate amount of capital contributions from investors used by us to make or invest in mortgage loans or the amount actually paid or allocated to the purchase of mortgages, working capital reserves (but excluding working capital reserves in excess of 3% of the aggregate capital contributions) and other cash payments such as interest and taxes but excluding our organization and offering expenses, selling commissions, wholesaling fees, marketing support fees, due diligence fees, acquisition and origination fees, and any other front-end fees.

Our general partner’s “promotional interest” is our general partner’s right to receive:

•
prior to the return to the limited partners of all of their capital contributions plus an 8% per annum, non-compounding, cumulative return on their unreturned capital contributions, 10% of all cash available for distribution;

•
following the return to the limited partners of all of their capital contributions plus an 8% per annum, non-compounding, cumulative return on their unreturned capital contributions, 15% of all cash available for distribution; and

•
following the return to the limited partners of all of their capital contributions plus an 8% per annum, non-compounding, cumulative return on their unreturned capital contributions, 15% of all net proceeds from a capital transaction.

Monthly distributions are currently paid to our limited partners at a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners.  It is the intent of management to monitor and distribute such surplus, if any, on an annual basis.  The chart below summarizes the approximate amount of distributions to our general partner and limited partners and the retained earnings deficit as of September 30, 2011 and December 31, 2010:

	As of		As of
	September 30,		December 31,
	2011		2010
General Partner	$14,172,000	(1)	$10,919,000	(2)
Limited Partners	115,606,000	(3)	89,358,000	(4)
Retained Earnings Reserve	7,110,000		2,663,000
Retained Earnings Deficit	(6,206,000)		(7,402,000)

(1) approximately $9.8 million paid in cash and $4.4 million has been declared, but not paid.

(2) approximately $7.9 million paid in cash and $3.0 million has been declared, but not paid.

(3) approximately $75.4 million paid in cash and approximately $40.2 million reinvested in 2,011,624 units of limited partnership interest under our distribution reinvestment plan and amended and restated distribution reinvestment plan.

(4) approximately $57.4 million paid in cash and approximately $32.0 million reinvested in 1,601,146 units of limited partnership interest under our distribution reinvestment plan and amended and restated distribution reinvestment plan.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets and the general and administrative – related party expenses for the nine months ended September 30, 2011 and 2010.  We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

	For the Nine Months Ended
	September 30,
	2011	2010
Payments to General Partner and Related Parties	$2,347,000	$1,881,000
Total General and Administrative Expenses to General Partner and Related Parties	2,014,000	2,232,000

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

C. Registration Statement

On May 15, 2006, the Offering pursuant to a Registration Statement on Form S-11 (File No. 333-127891) was declared effective under the Securities Act of 1933, as amended.  The Offering, at the time of such effectiveness, covered up to 12,500,000 units of limited partnership interest to be issued at a price of $20 per unit (the “Primary Offering”) and up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) for $20 per unit.  We had the right to reallocate the units of limited partnership interest we were offering between the Primary Offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units being offered to 16,250,000 units offered pursuant to the Primary Offering and 1,250,000 units offered pursuant to the DRIP.  Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on March 6, 2009, we further reallocated the units being offered to 16,500,000 units offered pursuant to the Primary Offering and 1,000,000 units offered pursuant to the DRIP.  The Primary Offering component of the Offering was terminated on April 23, 2009.  We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

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

D. Loan and Allowance for Credit Losses

Our loan portfolio is comprised of mortgage notes receivables, net, mortgage notes receivables – related party and participation interest – related party and is recorded at the lower of cost or estimated net realizable value.

	September 30,	December 31,
	2011	2010
Mortgage notes receivable, net	$225,273,000	$220,804,000
Mortgage notes receivable - related party	52,519,000	54,623,000
Participation interest - related party	66,190,000	57,851,000
Total	$343,982,000	$333,278,000

Our loans are classified as follows:

	September 30,	December 31,
	2011	2010
Real Estate:
Acquisition and land development	$346,306,000	$335,609,000
Allowance for loan losses	(7,438,000)	(7,336,000)
Unamortized commitment fees and placement fees	5,114,000	5,005,000
Total	$343,982,000	$333,278,000

As of September 30, 2011, we had originated or purchased 60 loans, including 30 loans that have been repaid in full by the respective borrower.  For the nine months ended September 30, 2011, we originated 2 loans, did not purchase any additional loans, sold 3 loan participations, and did not acquire any additional participation interests.  Of the 30 loans outstanding as of September 30, 2011, the scheduled maturity dates are as follows as of September 30, 2011:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$50,494,000	11	22%	$50,494,000	11	15%
4Q11	77,761,000	3	66%	2,899,000	1	1%	80,660,000	4	23%
2012	28,262,000	3	24%	168,571,000	6	74%	196,833,000	9	57%
2013	11,205,000	2	10%	3,082,000	3	1%	14,287,000	5	4%
2014	-	-	-	4,032,000	1	2%	4,032,000	1	1%

Total	$117,228,000	8	100%	$229,078,000	22	100%	$346,306,000	30	100%

As of December 31, 2010, we had originated or purchased 58 loans, including 24 loans that had been repaid in full by the respective borrower. For the year ended December 31, 2010, we originated 2 loans, purchased 1 loan, sold 5 loan participations, and did not acquire any additional participation interests.  Of the 34 loans outstanding as of December 31, 2010, the scheduled maturity dates are as follows as of December 31, 2010:

	Related Party			Non-related party			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$23,916,000	3	21%	$45,417,000	11	20%	$69,333,000	14	21%
2011	57,392,000	5	52%	179,214,000	11	80%	236,606,000	16	70%
2012	29,670,000	2	27%	-	2	-%	29,670,000	4	9%

Total	$110,978,000	10	100%	$224,631,000	24	100%	$335,609,000	34	100%

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party.  We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses.  We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses.  Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses.  The following table summarizes the change in the reserve for loan losses during the nine months ended September 30, 2011 and the year ended December 31, 2010, which is offset against mortgage notes receivable:

	September 30, 2011	December 31, 2010
Balance, beginning of year	$7,336,000	$3,860,000
Provision for loan losses	378,000	3,476,000
Charge-offs	(276,000)	-
Balance, end of period	$7,438,000	$7,336,000

A loan is placed on non-accrual status when income recognition is suspended at either the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  Our loan portfolio has the following non-accrual loans:

	September 30, 2011		December 31, 2010
	Amount	No. of Loans	Amount	No. of Loans
Real Estate:
Acquisition and land development	$2,160,000	2	$811,000	1

No related party loans were placed on non-accrual status as of September 30, 2011 and December 31, 2010.

Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. As of September 30, 2011 and December 31, 2010, we have no loans that are classified as impaired.

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  As of September 30, 2011 and December 31, 2010, we have no loan modifications that are classified as troubled debt restructurings.

E. Line-of-Credit

On September 21, 2009, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, the Partnership entered into a Loan and Security Agreement (the “Loan Agreement”) with Wesley J. Brockhoeft, an unaffiliated individual (the “Lender”), pursuant to which the Lender has provided the Partnership with a revolving credit facility in the maximum principal amount of $15 million (the “Credit Facility”). The interest rate on the Credit Facility is equal to 10% per annum.  Accrued interest on the outstanding principal amount of the Credit Facility is payable monthly.   The Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets.  In consideration of the Lender originating the Credit Facility, the Partnership paid the Lender an origination fee in the amount of $300,000.  On June 21, 2010, the Partnership entered into the First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”). Pursuant to the Amended Loan Agreement, the maturity date on the Brockhoeft Credit Facility was extended from September 20, 2010 to June 21, 2012.  In consideration for amending the loan, the Partnership paid the Lender an amendment fee in the amount of $150,000.  The Amended Loan Agreement also permitted the Partnership’s existing and future assets to secure our guaranty of a $15 million loan (the “UDF I – Brockhoeft Loan”) from the Lender, as agent for a group of lenders, to UDF I, a guaranty for which we received from UDF I a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan.  The Amended Loan Agreement also provided for cross-default of the Credit Facility with the UDF I – Brockhoeft Loan.  In consideration for amending the loan and extending the maturity date, the Partnership paid the Lender an amendment fee in the amount of $150,000.  We believe that the interest rate and terms of the Credit Facility and the Amended Loan Agreement are consistent with those offered by financial institutions.  On September 30, 2011 and December 31, 2010, $15 million in principal was outstanding under the Credit Facility.

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

The Partnership intends to utilize the Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans.  This allows the Partnership to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified.  The Partnership intends to use the Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments.  Proceeds from the operations of the Partnership will be used to repay the Credit Facility.

F. Partners’ Capital

As of September 30, 2011, we had issued an aggregate of 18,193,381 units of limited partnership interest in the Primary Offering, DRIP and Secondary DRIP, consisting of 16,499,994 units issued to our limited partners pursuant to the Primary Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to our limited partners pursuant to our DRIP in exchange for gross proceeds of approximately $14.3 million, and 1,295,364 units of limited partnership interest issued to our limited partners pursuant to our Secondary DRIP in exchange for gross proceeds of approximately $25.9 million, less 318,237 units of limited partnership interest that we had repurchased pursuant to our unit redemption program for approximately $6.4 million.

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

For the nine months ended September 30, 2011, we have made the following distributions to our limited partners:

Period Ended	Date Paid	Distribution Amount
December 31, 2010	January 24, 2011	$2,938,837
January 31, 2011	February 24, 2011	2,947,439
February 28, 2011	March 24, 2011	2,668,182
March 31, 2011	April 25, 2011	2,962,386
April 30, 2011	May 24, 2011	2,874,869
May 31, 2011	June 24, 2011	2,977,340
June 30, 2011	July 21, 2011	2,888,202
July 31, 2011	August 24, 2011	2,992,754
August 30, 2011	September 23, 2011	2,998,021
		$26,248,030

For the nine months ended September 30, 2011, we paid distributions of $26,248,030 ($18,038,481 in cash and $8,209,549 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $31,034,980.  For the nine months ended September 30, 2010, we paid distributions of $25,438,756 ($16,724,485 in cash and $8,714,271 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $32,761,589.  For the period from our inception through September 30, 2011, we paid distributions of approximately $115.6 million (approximately $75.4 million in cash and approximately $40.2 million in limited partnership units pursuant to our DRIP and Secondary DRIP), on cumulative net income of approximately $140.2 million.

The distributions paid during the nine months ended September 30, 2011 and 2010, along with the amount of distributions reinvested pursuant to our Secondary DRIP and the sources of our distributions were as follows:

	Nine Months Ended September 30,
	2011		2010
Distributions paid in cash	$18,038,481		$16,724,485
Distributions reinvested	8,209,549		8,714,271
Total distributions	$26,248,030		$25,438,756
Source of distributions:
Cash from operations	$26,248,030	(100)%	$25,438,756	(100)%
Total sources	$26,248,030	(100)%	$25,438,756	(100)%

G. Commitments and Contingencies

           In February 2009, the Partnership deposited $1.5 million into a money market account (the “Deposit Account”) with LegacyTexas Bank (“LegacyTexas”) for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending Company, L.P. (“UMTH Lending”), a Delaware limited partnership.  UMTH Lending and our general partner are each owned 99.9% by UMT Holdings L.P. and 0.1% by UMT Services, Inc, which serves as the general partner for both UMTH Lending and the Partnership’s general partner.  The Partnership provided LegacyTexas a security interest in the Deposit Account as further collateral for a loan (the “UMTH Lending Loan”) obtained by UMTH Lending from LegacyTexas.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In November 2010, UMTH Lending refinanced the UMTH Lending Loan with United Texas Bank (“UTB”).  In conjunction with this refinance, the Partnership deposited $1.5 million into a deposit account (the “UTB Deposit Account”) with UTB for the purpose of providing collateral to UTB for the benefit of UMTH Lending.  The UTB Deposit Account replaced the Deposit Account previously established with LegacyTexas.  The Partnership provided the UTB Deposit Account as further collateral for a loan obtained by UMTH Lending from UTB (the “UTB-UMTH Lending Loan”). In consideration for providing the Deposit Account and UTB Deposit Account (collectively, the “UMTH Lending Deposit Accounts”) as collateral for the UMTH Lending Loan and the UTB-UMTH Lending Loan (collectively, the “UMTH Lending Loans”), UMTH Lending agreed to pay the Partnership a fee equal to 3% per annum of the amount outstanding in the UMTH Lending Deposit Accounts, paid in 12 monthly installments for each year that the UMTH Lending Deposit Accounts secure the UMTH Lending Loans.  The UTB Deposit Account is included as restricted cash on the Partnership’s balance sheet.  The fee is included in mortgage and transaction service revenues – related party income (see Note I for further discussion).

In August 2009, the Partnership entered into a guarantee (the “TCB Guarantee”) with Texas Capital Bank, National Association (“Texas Capital”), by which the Partnership guaranteed the repayment of up to $5 million owed to Texas Capital Bank with respect to that certain promissory note between UMT Home Finance, L.P. (“UMT Home Finance”), a Delaware limited partnership, and Texas Capital.  UMT Home Finance is a wholly-owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the TCB Guarantee, the Partnership entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay the Partnership annually, in advance, an amount equal to 1% of the Partnership’s maximum exposure under the TCB Guarantee (i.e., $50,000 per annum).  These fees are included in the Partnership’s mortgage and transaction service revenues – related party income (see Note I for further discussion).

In March 2010, the Partnership entered into a guaranty (the “Resort Island Guaranty”) for the benefit of the Bank of Las Colinas (“BOLC”) pursuant to which the Partnership guaranteed the repayment of up to $925,000 owed to BOLC with respect to a loan between UDFLOF Resort Island, L.P. (“UDFLOF Resort Island”), a Delaware limited partnership, and BOLC.  UDFLOF Resort Island is a wholly owned subsidiary of UDF LOF.  The Partnership’s general partner is an affiliate of UDF LOF.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the Resort Island Guaranty, the Partnership entered into a letter agreement with UDFLOF Resort Island which provides for UDFLOF Resort Island to pay the Partnership a guaranty fee equal to 1% of the Partnership’s maximum exposure (i.e., $9,250) under the guaranty, which was paid to the Partnership upon the execution of the guaranty and is included in the Partnership’s mortgage and transaction service revenues – related party income (see Note I for further discussion).  UDFLOF Resort Island paid off the loan to BOLC in December 2010, thus extinguishing the guarantee.

In April 2010, the Partnership entered into a guaranty (the “UDF IV HF Guaranty”) for the benefit of Community Trust Bank of Texas (“CTB”) pursuant to which the Partnership guaranteed the repayment of up to $6 million owed to CTB with respect to a revolving line of credit loan between UDF IV Home Finance, L.P. (“UDF IV Home Finance”), a Delaware limited partnership, and CTB.   UDF IV Home Finance is a wholly owned subsidiary of United Development Funding IV, a Maryland real estate investment trust (“UDF IV”).  The Partnership’s general partner serves as the asset manager for UDF IV and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UDF IV HF Guaranty, the Partnership entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay the Partnership an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum).  The fee is to be paid in 12 equal monthly installments and is included in the Partnership’s mortgage and transaction service revenues – related party income (see Note I for further discussion).

In April 2010, the Partnership entered into a guaranty (the “UMT 15th Street Guaranty”) for the benefit of CTB pursuant to which the Partnership guaranteed the repayment of up to $1.6 million owed to CTB with respect to a loan between UMT 15th Street, L.P. (“UMT 15th Street”), a Delaware limited partnership, and CTB.  UMT 15th Street is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UMT 15th Street Guaranty, the Partnership entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.  The fee is included in mortgage and transaction service revenues – related party income (see Note I for further discussion).

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, the Partnership provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of the Partnership’s existing and future assets.  The Partnership’s general partner serves as the asset manager for UDF I.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In consideration of the Partnership’s secured guaranty, commencing July 31, 2010, UDF I agreed to pay the Partnership a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. These fees are included in the Partnership’s mortgage and transaction service revenues – related party income (see Note I for further discussion).

In August 2010, the Partnership entered into a guaranty (the “UDF IV Acquisitions Guaranty”) for the benefit of CTB pursuant to which the Partnership guaranteed the repayment of up to $8 million owed to CTB with respect to a revolving line of credit loan between UDF IV Acquisitions, L.P. (“UDF IV Acquisitions”), a Delaware limited partnership, and CTB.  UDF IV Acquisitions is a wholly owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UDF IV Acquisitions Guaranty, the Partnership entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month.  This fee is included in the Partnership’s mortgage and transaction service revenues – related party income (see Note I for further discussion).

In December 2010, the Partnership entered into a guaranty (the “UDF IV Finance II Guaranty”) for the benefit of The F&M Bank and Trust Company (“F&M”) pursuant to which the Partnership guaranteed the repayment of up to $7.5 million owed to F&M with respect to a loan between UDF IV Finance II, L.P. (“UDF IV Finance II”), a Delaware limited partnership, and F&M.  UDF IV Finance II is a wholly owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UDF IV Finance II Guaranty, the Partnership entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month.  This fee is included in the Partnership’s mortgage and transaction service revenues – related party income (see Note I for further discussion).

In May 2011, the Partnership entered into a guaranty (the “UMT HF III Guaranty”) for the benefit of Veritex Community Bank, National Association (“Veritex”) pursuant to which the Partnership guaranteed the repayment of up to $4.3 million owed to Veritex with respect to a loan between UMT Home Finance III, L.P. (“UMT HF III”), a Delaware limited partnership, and Veritex.  UMT HF III is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UMT HF III Guaranty, the Partnership entered into a letter agreement with UMT HF III which provides for UMT HF III to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.  The fee is included in mortgage and transaction service revenues – related party income (see Note I for further discussion).

In August 2011, the Partnership entered into a guaranty (the “UMT HF II Guaranty”) for the benefit of First Financial Bank, N.A. (“FFB”) pursuant to which the Partnership guaranteed the repayment of up to $250,000 owed to FFB with respect to a loan between UMT Home Finance II, L.P. (“UMT HF II”), a Delaware limited partnership, and FFB.  UMT HF II is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UMT HF II Guaranty, the Partnership entered into a letter agreement with UMT HF II which provides for UMT HF II to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.  The fee is included in mortgage and transaction service revenues – related party income (see Note I for further discussion).

As of September 30, 2011, the Partnership had 13 outstanding guarantees, including: (1) 12 limited repayment guarantees with total credit risk to the Partnership of approximately $59.3 million, of which approximately $43.8 million had been borrowed against by the debtor; and (2) one letter of credit issued on behalf of a borrower with total credit risk to the Partnership of approximately $400,000, none of which had been borrowed against by the debtor.

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

As of September 30, 2011, we had originated 60 loans, including 30 loans that have been repaid in full by the respective borrower, totaling approximately $521.6 million.  We had approximately $40.2 million of commitments to be funded, including approximately $13.8 million of commitments for mortgage notes receivable – related party and $9.5 million for participation interest – related party.  For the nine months ended September 30, 2011, we originated 2 loans, did not purchase any additional loans, sold 3 loan participations, and did not acquire any additional participation interests.

As of December 31, 2010, we had originated 58 loans, including 24 loans that have been repaid in full by the respective borrower, totaling approximately $456.9 million.  We had approximately $65.9 million of commitments to be funded, including approximately $36.5 million of commitments for mortgage notes receivable – related party and $17.9 million for participation interest – related party.  For the year ended December 31, 2010, we originated 2 loans, purchased 1 loan, sold 5 loan participations, and did not acquire any additional participation interests.

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

The Partnership complies with the Distinguishing Liabilities from Equity topic of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase limited partner units be classified as liabilities and reported at settlement value.  We believe that limited partner units tendered for redemption by the unit holder under the Partnership’s unit redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our general partner.  At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values.  As of September 30, 2011 we did not have any approved redemption requests included in our liabilities.  Effective June 30, 2009, in order to conserve cash and in response to increasing request for redemptions, we have limited our redemptions primarily to those requested as a result of death and exigent circumstances, to the extent our general partner determines there are sufficient funds to redeem units.

The following table summarizes the redemption activity for the nine months ended September 30, 2011 and the year ended December 31, 2010. The amounts presented are in total units:

	September 30, 2011	December 31, 2010
Balance, beginning of year	508,000	191,000
Redemption requests received	174,000	341,000
Units redeemed	-	(24,000)
Balance, end of period	682,000	508,000

I. Related Party Transactions

As of September 30, 2011, we have approximately $52.5 million of mortgage notes receivables – related party, consisting of 7 related party loans and one participation interest – related party totaling approximately $65.5 million.   Mortgage notes receivables – related party and participation interest – related party represent approximately 33% of our total assets.  As of September 30, 2011, we have approximately $904,000 of accrued interest receivable – related party, and we have paid our general partner approximately $9.9 million for acquisition and origination fee expenses associated with the mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party.  For the nine months ended September 30, 2011, we recognized approximately $11.1 million and $808,000 for interest income – related party and mortgage and transaction service revenues – related party, respectively.  We also recognized approximately $2.0 million of general and administrative expenses – related party for nine months ended September 30, 2011.  As of September 30, 2011, we had eight outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $47.7 million, of which approximately $33.7 million has been borrowed against by the debtor.

As of December 31, 2010, we have approximately $54.6 million of mortgage notes receivables – related party, consisting of 9 related party loans, and one participation interest – related party totaling approximately $57.9 million.  Mortgage notes receivables – related party and participation interest – related party represent approximately 33% of our total assets.  As of December 31, 2010, we have approximately $2.3 million of accrued interest receivable – related party, and we have paid our general partner approximately $9.6 million for acquisition and origination fee expenses associated with the mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party.  For the nine months ended September 30, 2010, we recognized approximately $10.8 million and $573,000 for interest income – related party and mortgage and transaction service revenues – related party, respectively.  We also recognized approximately $2.2 million of general and administrative expenses – related party for the nine months ended September 30, 2010. As of December 31, 2010, we had six outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $40.6 million, of which approximately $30.3 million has been borrowed against by the debtor.

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

For services rendered in connection with the servicing of our loans, we incur a monthly mortgage servicing fee (the “Mortgage Servicing Fee”) to Land Development equal to one-twelfth of 0.25% of our aggregate outstanding development mortgage notes receivable balance as of the last day of the month.  Such fees are included in general and administrative – related party expenses.  The unpaid portion of such fees is included in accrued liabilities – related party on our balance sheet.

On September 21, 2009, the Partnership entered into the $15 million Credit Facility with Wesley J. Brockhoeft (as discussed in Note E).  In conjunction with the Credit Facility, the Partnership paid UMTH Funding Services, L.P. (“Funding Services”), a Delaware limited partnership, a debt placement fee equal to 1% ($150,000) of the Credit Facility, which is being amortized over the term of the Credit Facility.  Funding Services and the Partnership’s general partner are each owned 99.9% by UMT Holdings L.P. and 0.1% by UMT Services, Inc, which serves as the general partner for both Funding Services and the Partnership’s general partner.

An affiliate of Land Development serves as the advisor to UMT and UDF IV.  Land Development serves as the asset manager of UDF I and UDF IV.

We reimburse UMTH General Services, L.P. (“General Services”) for operating expenses incurred by General Services in assisting Land Development in our management (the “Operating Expense Reimbursement”).  General Services and the Partnership’s general partner are each owned 99.9% by UMT Holdings L.P. and 0.1% by UMT Services, Inc., which serves as the general partner for both General Services and the Partnership’s general partner.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the nine months ended September 30, 2011 and 2010.  We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Nine Months Ended
		September 30,
Payee	Purpose	2011		2010
Land Development
	Acquisition & Origination Expenses and Fees	$126,000	5%	$105,000	5%
	Promotional Interest	1,585,000	68%	1,004,000	53%
	Carried Interest	237,000	10%	142,000	8%
	Mortgage Servicing Fee	285,000	12%	262,000	14%
Ge General Services
	Operating Reimbursement Expense	114,000	5%	368,000	20%
Total Payments		$2,347,000	100%	$1,881,000	100%

The chart below summarizes general and administrative – related party expense for the three months ended September 30, 2011 and 2010.  We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Three Months Ended
	September 30,
	2011		2010
General and administrative – related party expense
Amortization of Acquisition &
Origination Expense and Fees	$306,000	45%	$304,000	42%
Mortgage Servicing Fee	225,000	33%	206,000	28%
Amortization of Debt Placement Fees	5,000	1%	6,000	1%
Operating Reimbursement Expense	143,000	21%	215,000	29%
Total General and administrative – related party	$679,000	100%	$731,000	100%

The chart below summarizes general and administrative – related party expense for the nine months ended September 30, 2011 and 2010.  We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Nine Months Ended
	September 30,
	2011		2010
General and administrative – related party expense
Amortization of Acquisition &
Origination Expense and Fees	$915,000	45%	$913,000	41%
Mortgage Servicing Fee	657,000	33%	605,000	27%
Amortization of Debt Placement Fees	17,000	1%	65,000	3%
Operating Reimbursement Expense	425,000	21%	649,000	29%
Total General and administrative – related party	$2,014,000	100%	$2,232,000	100%

Mortgage Notes Receivable – Related Party

In September 2007, we originated a secured promissory note to UDF PM, LLC (“UDF PM”), a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6.4 million, and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that such loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The Partnership’s general partner serves as the asset manager for UDF I.  Such secured promissory note, which bears an interest rate of 15% per annum, is initially collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and, per the First Amendment to Secured Promissory Note, matures on September 4, 2012.  In connection with this note, UDF PM agreed to pay us commitment fees equal to 3% of each advance on the note, or $187,500.  For the three and nine months ended September 30, 2010, approximately $13,000 and $44,000, respectively, in commitment fee income is included in mortgage and transaction service revenues – related party.  We did not recognize any commitment fee income on this note for the three or nine months ended September 30, 2011.  For the three months ended September 30, 2011 and 2010, we recognized approximately $242,000 and $289,000, respectively, of interest income – related party related to such note.  For the nine months ended September 30, 2011 and 2010, we recognized approximately $761,000 and $828,000, respectively, of interest income – related party related to such note. Approximately $6.9 million and $8.7 million is included in mortgage notes receivable – related party as of September 30, 2011 and December 31, 2010, respectively. There was no balance in accrued interest receivable – related party associated with this loan as of September 30, 2011.  Approximately $186,000 is included in accrued interest receivable – related party as of December 31, 2010.

In November 2007, we originated a secured promissory note to United Development Funding X, L.P. (“UDF X”), a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70 million, and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that such loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The Partnership’s general partner serves as the asset manager for UDF I.  In August 2008, we amended this secured promissory note to reduce the commitment amount to $25 million.  Such secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2012.  In connection with this note, UDF X agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $751,000.  For the three months ended September 30, 2011 and 2010, approximately $41,000 in commitment fee income is included in mortgage and transaction service revenues – related party.  For the nine months ended September 30, 2011 and 2010, approximately $124,000 in commitment fee income is included in mortgage and transaction service revenues – related party.  For the three months ended September 30, 2011 and 2010, we recognized approximately $806,000 and $876,000, respectively, of interest income – related party related to such note.  For the nine months ended September 30, 2011 and 2010, we recognized approximately $2.4 million and $2.6 million, respectively, of interest income – related party related to such note.  Approximately $21.4 million and $21.2 million is included in mortgage notes receivable – related party as of September 30, 2011 and December 31, 2010, respectively.  Approximately $808,000 and $9,000 is included in accrued interest receivable – related party as of September 30, 2011 and December 31, 2010, respectively.

In December 2007, we originated a loan to UDF Northpointe, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6 million (the “UDF NP Loan”), and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The Partnership’s general partner serves as the asset manager for UDF I.  In December 2008, UDF Northpointe, LLC was purchased by an unrelated third party, who thus assumed the UDF NP Loan.  In May 2009, UDF Northpointe, LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by special warranty deed to UDF Northpointe II, LP (“Northpointe II”), a subsidiary of UDF I.  Concurrent with this assignment, UDF Northpointe, LLC entered into a contract for deed with Northpointe II whereby UDF Northpointe, LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to UDF Northpointe, LLC.  The secured promissory note, which bears an interest rate of 12% per annum, is initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas and was payable on December 28, 2010, but was extended to December 28, 2013 pursuant to a modification agreement effective as of June 30, 2011 which increased the UDF NP Loan to a maximum of $15 million, pursuant to a second secured promissory note in the principal amount of $9 million.  The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note.  For the three months ended September 30, 2011 and 2010, we recognized approximately $331,000 and $283,000 of interest income – related party related to this loan.  For the nine months ended September 30, 2011 and 2010, we recognized approximately $946,000 and $797,000, respectively, of interest income – related party related to this loan.  Approximately $11.2 million and $10.1 million is included in mortgage notes receivable – related party associated with the UDF NP Loan as of September 30, 2011 and December 31, 2010, respectively.  There was no balance in accrued interest receivable – related party associated with this loan as of September 30, 2011 or December 31, 2010.

In August 2008, we originated a secured revolving line of credit to UDF LOF in the principal amount of up to $25 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”).  The general partner of UDF LOF is a wholly-owned subsidiary of the Partnership’s general partner and the Partnership’s general partner serves as the asset manager for UDF LOF.  The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a lien of all of UDF LOF’s existing and future acquired assets and was payable on August 20, 2011.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that the UDF LOF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  In August 2011, we amended the UDF LOF Note to reduce the commitment amount to $10 million and extend the maturity date to August 20, 2013.  In January 2010, the balance of the UDF LOF Note was paid in full, although UDF LOF still has the ability to draw on the UDF LOF Note until it matures.  In connection with this note, UDF LOF agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $587,000.  For the three months ended September 30, 2011 and 2010, approximately $30,000 and $54,000, respectively, in commitment fee income is included in mortgage and transaction service revenues – related party.  For the nine months ended September 30, 2011 and 2010, approximately $138,000 and $162,000, respectively, in commitment fee income is included in mortgage and transaction service revenues – related party.   We did not recognize any interest income – related party related to the UDF LOF Note for the three or nine months ended September 30, 2011.  We did not recognize any interest income – related party related to the UDF LOF Note for the three months ended September 30, 2010.  For the nine months ended September 30, 2010 we recognized approximately $200 of interest income – related party related to the UDF LOF Note.  There was no balance in accrued interest receivable – related party associated with the UDF LOF Note as of September 30, 2011 or December 31, 2010.

In August 2008, we originated a secured promissory note with Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), in the principal amount of $2.5 million (the “BCH Note”).  The Partnership’s general partner has a minority partner interest in Buffington Capital.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that the BCH Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Capital.  Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital merged into Buffington Signature Homes, LLC (“Buffington Signature”), which is ultimately owned and controlled by Buffington Homebuilding Group, LTD (“BHG”), a Texas limited partnership.  Land Development owns a minority limited partnership interest in BHG.  As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, Buffington Signature possesses and succeeded to all the rights, responsibilities and obligations of Buffington Capital under the BCH Note.  Buffington Signature’s payment and performance of the BCH Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Second Amendment to Loan Agreement dated August 12, 2010, matured on August 12, 2011 with no balance outstanding on the note.  We did not recognize any interest income – related party related to the BCH Note for the three or nine months ended September 30, 2011.  For the nine months ended September 30, 2010 we recognized approximately $16,000 of interest income – related party related to the BCH Note.  We did not recognize any interest income – related party related to the BCH Note for the three months ended September 30, 2010.  There was no balance in mortgage notes receivable – related party or accrued interest receivable – related party associated with the BCH Note as of September 30, 2011 or December 31, 2010.

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2 million (the “BTC Note”).  The Partnership’s general partner has a minority partner interest in Buffington Classic.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that the BTC Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic.  Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital merged into Buffington Texas Classic Homes, LLC (“BTC LLC”), which is ultimately owned and controlled by BHG.  Land Development owns a minority limited partnership interest in BHG.  As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, BTC LLC possesses and succeeded to all the rights, responsibilities and obligations of Buffington Classic under the BTC Note.  BTC LLC’s payment and performance of the BTC Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Third Amendment to Loan Agreement dated August 21, 2011, is payable on August 21, 2012. We did not recognize any interest income – related party related to the BTC Note for the three or nine months ended September 30, 2011.  For the nine months ended September 30, 2010 we recognized approximately $10,000 of interest income – related party related to the BTC Note.  We did not recognize any interest income – related party related to the BTC Note for the three months ended September 30, 2010. There was no balance in mortgage notes receivable – related party or accrued interest receivable – related party associated with the BTC Note as of September 30, 2011 or December 31, 2010.

Effective December 2008, the Partnership modified a secured promissory note evidencing a loan (the “HTC Loan”) in the principal amount of approximately $8.1 million that it had originated with UDF I in December 2006 in the principal amount of approximately $6.9 million.  The Partnership’s general partner serves as the asset manager for UDF I.  In connection with the origination of such promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that such loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  UDF I’s obligations under the HTC Loan are initially secured by a first lien deed of trust filed on 190 undeveloped, entitled single-family home lots located in Thornton, Colorado.  The note bears interest at a base rate equal to 12% per annum and interest payments are due monthly.  The note matured on June 30, 2009, but was extended to December 31, 2011 pursuant to a modification agreement effective as of June 30, 2011 which increased the HTC Loan to a maximum of $12.8 million, pursuant to a second secured promissory note in the principal amount of $4.7 million.  The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note.  For the three months ended September 30, 2011 and 2010, we recognized approximately $362,000 and $312,000, respectively, of interest income – related party related to the HTC Loan.  For the nine months ended September 30, 2011 and 2010, we recognized approximately $1.0 million and $895,000, respectively, of interest income – related party related to this loan.  Approximately $12.2 million and $11.1 million is included in mortgage notes receivable – related party as of September 30, 2011 and December 31, 2010, respectively, related to the HTC Loan.  There was no balance in accrued interest receivable – related party associated with this loan as of September 30, 2011 or December 31, 2010.

In July 2009, we originated a secured promissory note to OU Land Acquisitions, LP (“OU Land”), a Texas limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of approximately $2.0 million, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The Partnership’s general partner serves as the asset manager for UDF I.  The secured promissory note, which bore an interest rate of 15% per annum, was collateralized by a first lien on 56 acres of land located in Houston, Texas and was payable on June 14, 2010, but remained outstanding as of December 31, 2010.  In January 2011, this note was paid off upon a sale of the underlying collateral.  Approximately $2.8 million is included in mortgage notes receivable – related party as of December 31, 2010.  We did not recognize any interest income – related party related to this note for the three months ended September 30, 2011.  For the three months ended September 30, 2010, we recognized approximately $96,000 of interest income – related party related to this note.  For the nine months ended September 30, 2011 and 2010, we recognized approximately $22,000 and $273,000, respectively, of interest income – related party related to this note.  There was no balance in accrued interest receivable – related party associated with this note as of September 30, 2011 or December 31, 2010.

In November 2010, we assumed a secured promissory note to UDF TX One, LP (“UDF TX One”), a Texas limited partnership and wholly owned subsidiary of UDF I, in the principal amount of $8.0 million.  The Partnership’s general partner serves as the asset manager for UDF I.  In connection with the origination of the promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The secured promissory note, which bore an interest rate of 9.55% per annum, was collateralized by finished lots in Douglas County, Colorado and was payable on January 31, 2011. This note was paid in full in January 2011.  Approximately $125,000 is included in mortgage notes receivable – related party as of December 31, 2010.  We did not recognize any interest income – related party related to this note for the three months ended September 30, 2011.  For the nine months ended September 30, 2011, we recognized approximately $200 of interest income – related party related to this note.  We did not recognize any interest income – related party related to this note for the three or nine months ended September 30, 2010.  There was no balance in accrued interest receivable – related party associated with this note as of September 30, 2011.  Approximately $1,000 was included in accrued interest receivable – related party associated with this note as of December 31, 2010.

In April 2011, we originated an unsecured promissory note to UDF Ash Creek, LP (the “Ash Creek Note”), a Delaware limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of $50,000, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that the Ash Creek Note is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The Partnership’s general partner serves as the asset manager for UDF I.  The Ash Creek Note, which bears interest at a base rate equal to 15% per annum, is payable on December 5, 2011.  For the three and nine months ended September 30, 2011, we recognized approximately $1,900 and $3,700, respectively, of interest income – related party related to the Ash Creek Note, of which approximately $3,700 was included in accrued interest receivable – related party as of September 30, 2011.  Approximately $50,000 is included in mortgage notes receivable – related party associated with the Ash Creek Note as of September 30, 2011.

Participation Interest – Related Party

 In September 2008, we entered into an Economic Interest Participation Agreement with UMT pursuant to which we purchased (i) an economic interest in the UMT Loan and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”).  The Partnership’s general partner serves as the asset manager for UMT and UDF I.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that the Economic Interest Participation Agreement is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  As of December 31, 2010, the UMT Loan was a $60 million revolving line of credit facility evidenced by a Third Amended and Restated Secured Line of Credit Promissory Note dated as of August 17, 2009, as extended to December 31, 2010 by an amendment effective December 31, 2009.  Effective December 31, 2010, the UMT Loan was subsequently increased to $75 million and the maturity date was extended to December 31, 2011 as evidenced by a Second Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2010 (as amended, the “UMT Note”).  The UMT Loan is secured by a security interest in the assets of UDF I including UDF I’s land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF I in favor of UMT (the “Security Agreement”).

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

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and we will participate in the control and management of the UMT Loan.  The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  The UMT Loan interest rate is the lower of 14% per annum or the highest rate allowed by law.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code of 1986, as amended, to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I.  For the three months ended September 30, 2011 and 2010, we recognized approximately $2.0 million and $1.8 million, respectively, of interest income – related party related to this Economic Interest Participation Agreement.  For the nine months ended September 30, 2011 and 2010, we recognized approximately $6.0 million and $5.3 million, respectively, of interest income – related party related to this Economic Interest Participation Agreement.  There was no balance in accrued interest receivable – related party associated with this Economic Interest Participation Agreement as of September 30, 2011.  Approximately $2.0 million is included in accrued interest receivable – related party as of December 31, 2010.

The UMT Loan is subordinate to the UDF I – Brockhoeft Loan.  As of September 30, 2011 and December 31, 2010, approximately $65.5 and $57.1 million, respectively, in assets related to the Economic Interest Participation Agreement is included in participation interest – related party.

Loan Participations Sold to Related Parties

From inception through September 30, 2011, we have entered into 8 loan participation agreements with related parties whereby a related party has purchased a participation interest in a mortgage investment that we have originated.  As of September 30, 2011, 6 of these agreements remain outstanding.

Our related parties participate in these mortgage investments by funding our lending obligations up to a maximum amount for each participation.  Such participations entitle our related parties to receive payments of principal up to the amounts they have funded and interest from our borrower on the amounts they have funded and to share in the proceeds of the collateral for the loan, including the land and related improvements to residential property owned by the borrowers and/or the ownership interests of the borrower that secure the original mortgage investment.  The income earned by our related party and the amounts our borrowers owe to our related party for principal and interest earned with respect to these participation agreements are not reflected in our financial statements.

Buffington Bear Creek Note

In September 2008, we originated an $8.8 million secured promissory note (the “Buffington Bear Creek Note”) with Buffington Land, Ltd., an unaffiliated Texas limited partnership, and Len-Buf Land Acquisitions of Texas, L.P., an unaffiliated Texas limited partnership, as co-borrowers (collectively, “Buffington”).  The Buffington Bear Creek Note was initially evidenced and secured by a first lien deed of trust recorded against approximately 67 finished residential lots in the Bridges at Bear Creek residential subdivision in Austin, Texas.  The interest rate under the Buffington Bear Creek Note was the lower of 14% or the highest rate allowed by law.  Buffington was required to pay interest monthly and to repay a portion of principal upon the sale of residential lots covered by the deed of trust.  Pursuant to the Third Note and Loan Modification Agreement, the Buffington Bear Creek Note was scheduled to mature on June 30, 2011, although it was fully repaid in October 2010.

Effective December 2008, we entered into a loan participation agreement with UMT pursuant to which UMT purchased a participation in the Buffington Bear Creek Note (the “UMT Bear Creek Participation”).  An affiliate of our general partner serves as the advisor to UMT.  Effective January 2010, we entered into a loan participation agreement with UDF IV pursuant to which UDF IV also purchased a participation interest in the Buffington Bear Creek Note (the “UDF IV Bear Creek Participation”).  Our general partner serves as the asset manager of UDF IV.  We are in the process of obtaining an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances.  The UMT Bear Creek Participation and the UDF IV Bear Creek Participation gave UMT and UDF IV the right to receive payment from us of principal and accrued interest relating to amounts they funded under their participation agreements.

On April 9, 2010, we entered into an Agent – Participant Agreement with UDF IV (the “Agent Agreement”).  In accordance with the Agent Agreement, we continued to manage and control the Buffington Bear Creek Note and UDF IV has appointed us as its agent to act on its behalf with respect to all aspects of the Buffington Bear Creek Note, provided that, pursuant to the Agent Agreement, UDF IV retained approval rights in connection with any material decisions pertaining to the administration and services of the loan and, with respect to any material modification to the loan and in the event that the loan became non-performing, UDF IV had effective control over the remedies relating to the enforcement of the loan, including ultimate control of the foreclosure process.

As of September 30, 2011 and December 31, 2010, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the Buffington Bear Creek Note.  As the Buffington Bear Creek Note was fully repaid in October 2010, neither UMT nor UDF IV had any outstanding participation interest as of September 30, 2011 or December 31, 2010.

BCH Note and BTC Note

In August 2008, we originated the $2.5 million BCH Note and the $2.0 million BTC Note with Buffington Capital and Buffington Classic, respectively (collectively, “Buff Homes”).

Effective March 2010, we entered into two Participation Agreements (collectively, the “BCH and BTC Participation Agreements”) with UDF IV pursuant to which UDF IV purchased a participation interest in the BCH Note and the BTC Note (collectively, the “Lot Inventory Loans”).  Our general partner serves as the asset manager of UDF IV.  We are in the process of obtaining an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances.  Pursuant to the BCH and BTC Participation Agreements, UDF IV will participate in the Lot Inventory Loans by funding our lending obligations under the Lot Inventory Loans.  The BCH and BTC Participation Agreements give UDF IV the right to receive repayment of all principal and accrued interest relating to amounts funded by them under the BCH and BTC Participation Agreements.  UDF IV’s participation interest is repaid as Buff Homes repays the Lot Inventory Loans.  For each loan originated, Buff Homes is required to pay interest monthly and to repay the principal advanced no later than 12 months following the origination of the loan.  The BCH Note matured in August 2011, was paid in full and was not renewed, and the BTC Note matures in August 2012.

We are required to purchase back from UDF IV the participation interest in the Lot Inventory Loans (i) upon a foreclosure of our assets by our lenders, (ii) upon the maturity of the Lot Inventory Loans, or (iii) at any time upon 30 days prior written notice from UDF IV.  In such event, the purchase price paid to UDF IV will be equal to the outstanding principal amount of the Lot Inventory Loans on the date of termination, together with all accrued interest due thereon, plus any other amounts due to UDF IV under the BCH and BTC Participation Agreements.

On April 9, 2010, we entered into the Agent Agreement.  In accordance with the Agent Agreement, we will continue to manage and control the Lot Inventory Loans and UDF IV has appointed us as its agent to act on its behalf with respect to all aspects of the Lot Inventory Loans, provided that, pursuant to the Agent Agreement, UDF IV retains approval rights in connection with any material decisions pertaining to the administration and services of the loans and, with respect to any material modification to the loans and in the event that the loans become non-performing, UDF IV shall have effective control over the remedies relating to the enforcement of the loans, including ultimate control of the foreclosure process.

As of September 30, 2011 and December 31, 2010, we did not have an outstanding balance in mortgage notes receivable – related party or accrued interest receivable – related party associated with the BCH Note or the BTC Note.  As of September 30, 2011 and December 31, 2010, UDF IV had a participation interest associated with the BCH and BTC Participation Agreements of approximately $246,000 and $216,000, respectively.  The UDF IV participation interest is not included on our balance sheet.

TR II Finished Lot Note

In August 2009, we originated a $3.4 million secured promissory note (the “TR II Finished Lot Note”) with CTMGT Travis Ranch II, LLC, an unaffiliated Texas limited liability company.  The TR II Finished Lot Note is secured by a subordinate, second lien deed of trust recorded against finished residential lots in the Travis Ranch residential subdivision located in Kaufman County, Texas.  The TR II Finished Lot Note is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower.  The interest rate under the TR II Finished Lot Note is 15%.  The borrower has obtained a senior loan secured by a first lien deed of trust on the finished lots.  For so long as the senior loan is outstanding, proceeds from the sale of the residential lots securing the TR II Finished Lot Note will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan.  After the senior lien is paid in full, the proceeds from the sale of the residential lots securing the TR II Finished Lot Note are required to be used to repay the TR II Finished Lot Note.  The TR II Finished Lot Note is due and payable in full on August 28, 2012.

Effective June 2010, we entered into a loan participation agreement with UDF IV pursuant to which UDF IV purchased a participation interest (the “TR II Finished Lot Participation”) in the TR II Finished Lot Note.  Our general partner serves as the asset manager of UDF IV.  We are in the process of obtaining an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances.  Pursuant to the TR II Finished Lot Participation, UDF IV is entitled to receive repayment of its participation in the outstanding principal amount of the TR II Finished Lot Note, plus accrued interest thereon, over time as the borrower repays the loan.

As of September 30, 2011 and December 31, 2010, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the TR II Finished Lot Note.  As of September 30, 2011 and December 31, 2010, UDF IV had a participation interest associated with the TR II Finished Lot Participation of approximately $2.5 million and $2.0 million, respectively.  The UDF IV participation interest is not included on our balance sheet.

TR Paper Lot Note

In September 2009, we originated an $8.1 million secured promissory note (the “TR Paper Lot Note”) with CTMGT Travis Ranch, LLC, an unaffiliated Texas limited liability company.  A “paper” lot is a residential lot shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development.  The borrower owns paper lots in the Travis Ranch residential subdivision of Kaufman County, Texas.  The TR Paper Lot Note was initially secured by a pledge of the equity interests in the borrower instead of a real property lien, effectively subordinating the TR Paper Lot Note to all real property liens.  The TR Paper Lot Note is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower.  The interest rate under the TR Paper Lot Note is 15%. The borrower has obtained a senior loan secured by a first lien deed of trust on the paper lots.  For so long as the senior loan is outstanding, proceeds from the sale of the paper lots will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan.  After the senior lien is paid in full, the proceeds from the sale of the paper lots are required to be used to repay the TR Paper Lot Note.  The TR Paper Lot Note is due and payable in full on September 24, 2012.

Effective June 2010, we entered into a loan participation agreement with UDF IV pursuant to which UDF IV purchased a participation interest (the “TR Paper Lot Participation”) in the TR Paper Lot Note.  Our general partner serves as the asset manager of UDF IV.  We are in the process of obtaining an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances.  Pursuant to the TR Paper Lot Participation, UDF IV is entitled to receive repayment of its participation in the outstanding principal amount of the TR Paper Lot Note, plus its proportionate share of accrued interest thereon, over time as the borrower repays the TR Paper Lot Note.

As of September 30, 2011 and December 31, 2010, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the TR Paper Lot Note.  As of September 30, 2011 and December 31, 2010, UDF IV had a participation interest associated with the TR Paper Lot Participation of approximately $7.2 million and $2.1 million, respectively.  The UDF IV participation interest is not included on our balance sheet.

Luckey Ranch Note

In November 2008, we purchased a $1.7 million secured promissory note (the “Luckey Ranch Note”) from San Antonio Holding Company, Ltd., an unaffiliated Texas limited partnership (“SAHC”).  SAHC originated the loan in October 2006 with Luckey Ranch Global Associates, an unaffiliated Texas general partnership (“Luckey Ranch”).  The Luckey Ranch Note was initially secured by a second lien on approximately 610 acres of land located in Bexar County, Texas.  The interest rate on the Luckey Ranch Note is 12% and the Luckey Ranch Note matures on September 30, 2012, in accordance with the Tenth Modification Agreement entered into in September 2011.

Effective May 2011, we entered into a loan participation agreement with UDF LOF pursuant to which UDF LOF purchased a participation interest (the “Luckey Ranch Participation”) in the Luckey Ranch Note.  The general partner of UDF LOF is a wholly-owned subsidiary of our general partner and our general partner serves as the asset manager for UDF LOF.  We are in the process of obtaining an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances.  Pursuant to the Luckey Ranch Participation, UDF LOF is entitled to receive repayment of its participation in the outstanding principal amount of the Luckey Ranch Note, plus its proportionate share of accrued interest thereon, over time as the borrower repays the Luckey Ranch Note.

As of September 30, 2011, we had an outstanding balance in mortgage notes receivable and accrued interest receivable of approximately $142,000 and $18,000, respectively, associated with the Luckey Ranch Note.  For the three and nine months ended September 30, 2011, we recognized approximately $20,000 and $92,000 of interest income associated with the Luckey Ranch Note.  As of December 31, 2010, we had an outstanding balance in mortgage notes receivable and accrued interest receivable of approximately $1.0 million and $28,000, respectively, associated with the Luckey Ranch Note.  For the three and nine months ended September 30, 2010, we recognized approximately $41,000 and $120,000 of interest income associated with the Luckey Ranch Note.  As of September 30, 2011, UDF LOF had a participation interest associated with the Luckey Ranch Participation of approximately $899,000.  The UDF LOF participation interest is not included on our balance sheet.

Buffington Brushy Creek Note

In May 2008, we originated a $4.7 million secured promissory note (the “Buffington Brushy Creek Note”) with Buffington Brushy Creek, Ltd., an unaffiliated Texas limited liability company, and Buff Star Ventures, Ltd., an unaffiliated Texas limited liability company, as co-borrowers (collectively, “Buff Star”).  The Buffington Brushy Creek Note is secured by a pledge of ownership interests in Buff Star. Buff Star owns partnership interests in a limited partnership that owns finished lots and entitled land in a residential subdivision in Travis County, Texas.  The interest rate under the Buffington Brushy Creek Note is 16%.  Pursuant to the Second Amendment to Secured Promissory Note entered into in May 2011, the Buffington Brushy Creek Note matures on May 19, 2013.

Effective May 2011, we entered into a loan participation agreement with UDF LOF pursuant to which UDF LOF purchased a participation interest (the “Brushy Creek Participation”) in the Buffington Brushy Creek Note.  The general partner of UDF LOF is a wholly-owned subsidiary of our general partner and our general partner serves as the asset manager for UDF LOF.  We are in the process of obtaining an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances.  Pursuant to the Brushy Creek Participation, UDF LOF is entitled to receive repayment of its participation in the outstanding principal amount of the Buffington Brushy Creek Note, plus its proportionate share of accrued interest thereon, over time as the borrower repays the note.

As of September 30, 2011, we had no outstanding balance in mortgage notes receivable or accrued interest receivable associated with the Buffington Brushy Creek Note.  For the three and nine months ended September 30, 2011, we recognized approximately $4,000 and $166,000 of interest income associated with the Buffington Brushy Creek Note.  As of December 31, 2010, we had an outstanding balance in mortgage notes receivable and accrued interest receivable of approximately $2.6 million and $117,000, respectively, associated with the Buffington Brushy Creek Note.  For the three and nine months ended September 30, 2010, we recognized approximately $168,000 and $472,000 of interest income associated with the Buffington Brushy Creek Note.  As of September 30, 2011, UDF LOF had a participation interest associated with the Brushy Creek Participation of approximately $888,000.  The UDF LOF participation interest is not included on our balance sheet.

CTMGT Note

In December 2007, we originated a $25 million secured promissory note (the “CTMGT Note”) with CTMGT, LLC, an unaffiliated Texas limited liability company and its subsidiaries, who are co-borrowers of the CTMGT Note.  The CTMGT Note was subsequently amended to $50 million pursuant to an amendment entered into in July 2008 and to $52 million pursuant to an amendment entered into in November 2011. The CTMGT Note is a co-investment loan secured by multiple investments.  These investments are cross-collateralized and are secured by collateral-sharing arrangements in second liens covering finished lots and entitled land, pledges of the ownership interests in the borrowing entities, and guaranties.  The collateral-sharing arrangements with our affiliates and our borrowers allocate the proceeds of the co-investment collateral between us and our affiliates.  Under these collateral-sharing arrangements for the CTMGT Note, we are entitled to receive 75% of collateral proceeds.  In the event of a borrower’s bankruptcy, we are entitled to receive 100% of the collateral proceeds after payment of the senior lenders, ahead of payment to our affiliates.  The CTMGT collateral is located in multiple counties in the greater Dallas-Fort Worth area and surrounding counties.  The interest rate on the CTMGT Note is 16.25%.  Pursuant to the amendment entered into in November 2011, the CTMGT Note matures on July 1, 2012.

Effective July 2011, we entered into a loan participation agreement with UDF LOF pursuant to which UDF LOF purchased a participation interest (the “CTMGT Participation”) in the CTMGT Note.  The general partner of UDF LOF is a wholly-owned subsidiary of our general partner and our general partner serves as the asset manager for UDF LOF.  We are in the process of obtaining an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances.  Pursuant to the CTMGT Participation, UDF LOF is entitled to receive repayment of its participation in the outstanding principal amount of the CTMGT Note, plus its proportionate share of accrued interest thereon, over time as the borrower repays the note.

As of September 30, 2011, we had an outstanding balance in mortgage notes receivable and accrued interest receivable of approximately $40.7 million and $4.7 million, respectively, associated with the CTMGT Note.  For the three and nine months ended September 30, 2011, we recognized approximately $1.9 million and $6.0 million of interest income associated with the CTMGT Note.  As of December 31, 2010, we had an outstanding balance in mortgage notes receivable of approximately $51.1 million associated with the CTMGT Note.  We had no balance in accrued interest receivable as of December 31, 2010 associated with the CTMGT Note.  For the three and nine months ended September 30, 2010, we recognized approximately $1.9 million and $5.8 million of interest income associated with the CTMGT Note.  As of September 30, 2011, UDF LOF had a participation interest associated with the CTMGT Participation of approximately $10.4 million.  The UDF LOF participation interest is not included on our balance sheet.

Credit Enhancement Fees – Related Party

In February 2009, we deposited $1.5 million into the Deposit Account with LegacyTexas for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending. UMTH Lending and our general partner are each owned 99.9% by UMT Holdings L.P. and 0.1% by UMT Services, Inc, which serves as the general partner for both UMTH Lending and the Partnership’s general partner.  We provided LegacyTexas a security interest in the Deposit Account as further collateral for the UMTH Lending Loan obtained by UMTH Lending from LegacyTexas.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In November 2010, UMTH Lending refinanced the UMTH Lending Loan with UTB.  In conjunction with this refinance, we deposited $1.5 million into the UTB Deposit Account for the purpose of providing collateral to UTB for the benefit of UMTH Lending.  The UTB Deposit Account replaced the Deposit Account previously established with LegacyTexas.  We provided the UTB Deposit Account as further collateral for a loan obtained by UMTH Lending from UTB.  In consideration for providing the UMTH Lending Deposit Accounts as collateral for the UMTH Lending Loans, UMTH Lending agreed to pay us a fee equal to 3% per annum of the amount outstanding in the UMTH Lending Deposit Accounts, paid in 12 monthly installments for each year that the UMTH Lending Deposit Accounts secure the UMTH Lending Loans.   This fee of approximately $11,000 for the three months ended September 30, 2011 and 2010 and approximately $34,000 for the nine months ended September 30, 2011 and 2010, is included in mortgage and transaction service revenues – related party income. The UTB Deposit Account is included as restricted cash on our balance sheet.  For further discussion on the UMTH Lending Loans and UMTH Lending Deposit Accounts, see Note G.

In August 2009, in consideration for entering into the TCB Guarantee (as discussed in Note G), we entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the TCB Guarantee (i.e., $50,000 per annum).  UMT Home Finance is a wholly-owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In conjunction with this agreement, approximately $50,000 is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2011 and 2010.

In March 2010, in consideration for entering into the Resort Island Guaranty (as discussed in Note G), we entered into a letter agreement with UDFLOF Resort Island which provides for UDFLOF Resort Island to pay us a guaranty fee equal to 1% of our maximum exposure (i.e., $9,250) under the guaranty, which was paid to us upon the execution of the guaranty.  UDFLOF Resort Island is a wholly-owned subsidiary of UDF LOF.  The Partnership’s general partner is an affiliate of UDF LOF.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  UDFLOF Resort Island paid off the loan to BOLC in December 2010, thus extinguishing the guarantee.  In conjunction with this agreement, no amount is included in mortgage and transaction service revenues – related party income for the three or nine months ended September 30, 2011.  Approximately $9,000 is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2010.

In April 2010, in consideration of us entering into the UDF IV HF Guaranty (as discussed in Note G), we entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum).  UDF IV Home Finance is a wholly-owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  This fee of approximately $15,000 and $45,000, respectively, is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2011. Approximately $30,000 is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2010.

In April 2010, in consideration of us entering into the UMT 15th Street Guaranty (as discussed in Note G), we entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.  UMT 15th Street is a wholly-owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  This fee of approximately $3,000 and $8,000, respectively, is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2011.  No amount is included in mortgage and transaction service revenues – related party income for the three or nine months ended September 30, 2010.

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders (as discussed in Note G). As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of our existing and future assets.  The Partnership’s general partner serves as the asset manager for UDF I.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan.  This fee of approximately $113,000 and $338,000, respectively, is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2011.  Approximately $113,000 is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2010.

In August 2010, in consideration of us entering into the UDF IV Acquisitions Guaranty (as discussed in Note G), we entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month.  UDF IV Acquisitions is a wholly-owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  This fee of approximately $10,000 and $29,000, respectively, is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2011. Approximately $8,000 is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2010.

In December 2010, in consideration of us entering into the UDF IV Finance II Guaranty (as discussed in Note G), we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $7.5 million loan between UDF IV Finance II and F&M at the end of the month.  UDF IV Finance II is a wholly-owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  This fee of approximately $12,000 and $38,000, respectively, is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2011.  No amount is included in mortgage and transaction service revenues – related party income for the three or nine months ended September 30, 2010.

In May 2011, in consideration of us entering into the UMT HF III Guaranty (as discussed in Note G), we entered into a letter agreement with UMT HF III which provides for UMT HF III to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $4.3 million loan between UMT HF III and Veritex at the end of the month.  UMT HF III is a wholly-owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  This fee of approximately $3,000 and $4,000, respectively, is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2011.  No amount is included in mortgage and transaction service revenues – related party income for the three or nine months ended September 30, 2010.

In August 2011, in consideration of us entering into the UMT HF II Guaranty (as discussed in Note G), we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the $250,000 loan between UMT HF II and FFB at the end of the month.  UMT HF II is a wholly-owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  This fee of approximately $200 is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2010.  No amount is included in mortgage and transaction service revenues – related party income for the three or nine months ended September 30, 2010.

J. Subsequent Events

On October 26, 2011, the Partnership entered into a guaranty for the benefit of Green Bank, N.A. (“Green Bank”) pursuant to which the Partnership guaranteed the repayment of up to $5 million owed to Green Bank with respect to a loan between UMT HF II and Green Bank. UMT HF II is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership has requested an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UMT HF II Guaranty, the Partnership entered into a letter agreement with UMT HF II which provides for UMT HF II to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.

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

Our loan portfolio, consisting of mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party grew from approximately $333 million as of December 31, 2010 to approximately $344 million as of September 30, 2011.  With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased.  Our expenses related to the portfolio also increased, including the loan loss expense, which was approximately $129,000 and $378,000 for the three and nine months ended September 30, 2011 and approximately $88,000 and $319,000 for the three and nine months ended September 30, 2010.  The increase in loan loss reserve expense primarily related to increased reserves associated with growth in our loan portfolio.

As of September 30, 2011, we had three entities and their affiliates included in our mortgage notes receivables (including related party transactions) and participation interest – related party and that accounted for over 10% of the outstanding balance of our portfolio. These entities include CTMGT LLC, an unaffiliated Texas limited liability company, which comprises approximately 28% of the outstanding balance of our portfolio, and its affiliated entities comprise an additional 12% of the outstanding balance of our portfolio, Buffington Land, Ltd., an unaffiliated Texas limited partnership, which comprises approximately 20% of the outstanding balance of our portfolio with no additional loans to its affiliated entities, and UDF I, which comprises approximately 19% of the outstanding balance of our portfolio, and its affiliated entities comprise an additional 8% of the outstanding balance of our portfolio.  Our general partner is the asset manager for UDF I.

In September 2009, we entered into a $15 million revolving credit facility, of which $15 million was included in line-of-credit as of September 30, 2011 and December 31, 2010, respectively.   The intent is to utilize the credit facilities as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves.  As a result of these credit facilities and our desire to avoid the need for large idle cash reserves, our cash balances were approximately $896,000 and $815,000 as of September 30, 2011 and December 31, 2010, respectively.  Our interest expense associated with the revolving credit facilities was approximately $378,000 and $1.1 million for the three and nine months ended September 30, 2011 and 2010, respectively.

Net income was approximately $11.3 million and $34.2 million for the three and nine months ended September 30, 2011, and $11.1 million and $31.7 million for the three and nine months ended September 30, 2010, respectively, and earnings per limited partnership unit, basic and diluted were $0.56 and $1.71 for the three and nine months ended September 30, 2011, respectively, and $0.57 and $1.63 for the three and nine months ended September 30, 2010, respectively.  Our earnings per limited partnership unit, basic and diluted, is calculated based on earnings allocated to the limited partners divided by the weighted average limited partnership units outstanding.  Such earnings per limited partnership unit, basic and diluted, have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

As of September 30, 2011, we had originated or acquired 60 loans, including 30 loans that have been repaid in full by the respective borrower, totaling approximately $521.6 million.  Of the 30 loans outstanding as of September 30, 2011, seven of the loans totaling approximately $52.0 million and one loan totaling approximately $65.5 million are included in mortgage notes receivable – related party and participation interest – related party, respectively, on our balance sheet.

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

Revenue Recognition

Interest income on mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis.  Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.  As of September 30, 2011, we were suspending income recognition on two mortgage notes receivable with a principal balance of approximately $2.2 million.  As of September 30, 2010, we were suspending income recognition on one mortgage note receivable with a principal balance of approximately $800,000.

We generate mortgage and transaction service revenues and mortgage and transaction service revenues – related party by originating and acquiring mortgage notes receivable and other loans.  In accordance with ASC 310-20, we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes.  In addition, credit enhancement fee income is generated by fees charged to parties for credit enhancements provided to lenders by the Partnership on behalf of the parties.  Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement.  As of September 30, 2011, the Partnership was providing 9 credit enhancements to related parties (see Note I to the accompanying financial statements).

The Partnership also expenses Placement Fees paid to the general partner to provide for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with mortgage notes receivable or participation interest held by the Partnership on a straight-line basis.  As of September 30, 2011 and December 31, 2010, approximately $3.6 million and $3.5 million, respectively, of such net deferred fees are included in mortgage notes receivable. Approximately $794,000 and $695,000 of net deferred fees are included in mortgage notes receivable – related party as of September 30, 2011 and December 31, 2010, respectively.  As of September 30, 2011 and December 31, 2010, approximately $686,000 and $801,000, respectively, of deferred fees are included in participation interest – related party.

Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party.  We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses.  We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses.  Amounts determined to be uncollectible are charged off, while amounts recovered on previously charged off accounts increase the allowance.  In January 2011, we charged off approximately $277,000 against the loan loss reserve on a loan with an unrelated party.  As of September 30, 2011 and December 31, 2010, approximately $7.4 million and $7.3 million, respectively, of allowance for loan losses had been offset against mortgage notes receivable (see Note B to the accompanying financial statements).

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

Participation Interest – Related Party

Participation interest – related party represents an Economic Interest Participation Agreement with UMT, pursuant to which we purchased (i) an economic interest in the UMT Loan and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (see Note I to the accompanying financial statements).

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses and debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering).  Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions in addition to the payments made to our general partner and related parties that are described in Note I of the accompanying notes to financial statements.

A “carried interest” is an equity interest in us to participate in all distributions, other than distributions attributable to our general partner’s promotional interest, of cash available for distribution and net proceeds from a capital transaction that are distributable under the distribution priority for net proceeds from a capital transaction described below.  If our general partner enters into commitments to investments in mortgages in excess of 82% of the gross proceeds of the Offering, our general partner will be entitled to a carried interest equal to (a) 1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross proceeds of the Offering (or if commitments to investments in mortgages are above 82% but no more than 84.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 82%), (b) 1% for the next 2% of additional commitments to investments in mortgages above 84.5% of the gross proceeds of the Offering (or if commitments to investments in mortgages are above 84.5% but no more than 86.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 84.5%) and (c) 1% for each additional 1% of additional commitments to investments in mortgages above 86.5% of the gross proceeds of the Offering (or a fractional percentage equal to the fractional amount of any 1% of additional commitments to investments in mortgages). By way of illustration, if 85.5% of the gross proceeds of the Offering are committed to investments in mortgages, then our general partner would be entitled to a carried interest of 1.5% (1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross proceeds of the Offering and 0.5% for the next 1% of additional commitments to investments in mortgages above 84.5% of the gross proceeds of the Offering) of any amount otherwise distributable to the limited partners after deduction of any promotional interest payable to our general partner.

In order for proceeds to be considered “committed” for purposes of calculation and payment of a carried interest, we must be obligated by contract or other binding agreement to invest such proceeds in mortgages, to the exclusion of any other use for such proceeds or no use at all.

“Investments in mortgages” are the aggregate amount of capital contributions from investors used by us to make or invest in mortgage loans or the amount actually paid or allocated to the purchase of mortgages, working capital reserves (but excluding working capital reserves in excess of 3% of the aggregate capital contributions) and other cash payments such as interest and taxes but excluding our organization and offering expenses, selling commissions, wholesaling fees, marketing support fees, due diligence fees, acquisition and origination fees, and any other front-end fees.

Our general partner’s “promotional interest” is our general partner’s right to receive:

•
prior to the return to the limited partners of all of their capital contributions plus an 8% per annum, non-compounding, cumulative return on their unreturned capital contributions, 10% of all cash available for distribution;

•
following the return to the limited partners of all of their capital contributions plus an 8% per annum, non-compounding, cumulative return on their unreturned capital contributions, 15% of all cash available for distribution; and

•
following the return to the limited partners of all of their capital contributions plus an 8% per annum, non-compounding, cumulative return on their unreturned capital contributions, 15% of all net proceeds from a capital transaction.

Monthly distributions are currently paid to our limited partners at a 9.75% annualized return on a pro rata basis based on the number of days in the Partnership.  Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners.  Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners.  It is the intent of management to monitor and distribute such surplus, if any, on an annual basis.  The chart below summarizes the approximate amount of distributions to our general partner and limited partners and the retained earnings deficit as of September 30, 2011 and December 31, 2010:

	As of		As of
	September 30,		December 31,
	2011		2010
General Partner	$14,172,000	(1)	$10,919,000	(2)
Limited Partners	115,606,000	(3)	89,358,000	(4)
Retained Earnings Reserve	7,110,000		2,663,000
Retained Earnings Deficit	(6,206,000)		(7,402,000)

(1) approximately $9.8 million paid in cash and $4.4 million has been declared, but not paid.

(2) approximately $7.9 million paid in cash and $3.0 million has been declared, but not paid.

(3) approximately $75.4 million paid in cash and approximately $40.2 million reinvested in 2,011,624 units of limited partnership interest under our DRIP and Secondary DRIP.

(4) approximately $57.4 million paid in cash and approximately $32.0 million reinvested in 1,601,146 units of limited partnership interest under our DRIP and Secondary DRIP.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets and the general and administrative – related party expenses for the nine months ended September 30, 2011 and 2010.  We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

	For the Nine Months Ended
	September 30,
	2011	2010
Payments to General Partner and Related Parties	$2,347,000	$1,881,000
Total General and Administrative Expenses to General Partner and Related Parties	2,014,000	2,232,000

Results of Operations

The three months ended September 30, 2011 as compared to the three months ended September 30, 2010

Revenues

Interest income (including related party interest income) for the three months ended September 30, 2011 and 2010 was approximately $12.3 million and $11.8 million, respectively.  The increase in interest income for the three months ended September 30, 2011 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) and participation interest – related party portfolios of approximately $344.0 million as of September 30, 2011, compared to approximately $328.1 million as of September 30, 2010.

Mortgage and transaction service revenues (including related party mortgage and transaction service revenues) for the three months ended September 30, 2011 and 2010 was approximately $557,000 and $733,000, respectively.  The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans.  In accordance with ASC 310-20, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes.  The decrease was primarily the result of decreased commitment fee income on mortgage notes receivable.

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

Expenses

Interest expense for each of the three months ended September 30, 2011 and 2010 was approximately $378,000.  Interest expense represents interest associated with the Credit Facility. The Credit Facility, which was entered into in September 2009 during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in residential real estate, has been used as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans.  This allows us to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified.  The Credit Facility has been used as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  The interest rate on the Credit Facility is equal to 10% per annum and is secured by a first priority lien on all of our existing and future assets.

General and administrative expense was approximately $285,000 and $246,000 for the three months ended September 30, 2011 and 2010, respectively.  The slight increase in general and administrative expense was primarily the result of an increase in investor service expenses.

General and administrative – related party expense was approximately $679,000 and $731,000 for the three months ended September 30, 2011 and 2010, respectively.  The decrease in general and administrative – related party expense was primarily the result of a reduction in investor service expenses.

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

Comparison charts

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the three months ended September 30, 2011 and 2010.  We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Three Months Ended
		September 30,
Payee	Purpose	2011		2010
Land Development
	Acquisition & Origination Expenses and Fees	$51,000	8%	$-	-%
	Promotional Interest	322,000	53%	253,000	70%
	Carried Interest	50,000	8%	47,000	13%
	Mortgage Servicing Fee	77,000	13%	-	-%
Ge General Services
	Operating Reimbursement Expense	107,000	18%	64,000	17%
Total Payments		$607,000	100%	$364,000	100%

The chart below summarizes general and administrative – related party expense for the three months ended September 30, 2011 and 2010.  We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Three Months Ended
	September 30,
	2011		2010
General and administrative – related party expense
Amortization of Acquisition &
Origination Expense and Fees	$306,000	45%	$304,000	42%
Mortgage Servicing Fee	225,000	33%	206,000	28%
Amortization of Debt Placement Fees	5,000	1%	6,000	1%
Operating Reimbursement Expense	143,000	21%	215,000	29%
Total General and administrative – related party	$679,000	100%	$731,000	100%

The nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

Revenues

Interest income (including related party interest income) for the nine months ended September 30, 2011 and 2010 was approximately $36.6 million and $34.6 million, respectively.  The increase in interest income for the nine months ended September 30, 2011 is primarily the result of our increased mortgage notes receivable portfolio (including related party transactions) and participation interest – related party portfolios of approximately $344.0 million as of September 30, 2011, compared to approximately $328.1 million as of September 30, 2010.

Mortgage and transaction service revenues (including related party mortgage and transaction service revenues) for the nine months ended September 30, 2011 and 2010 were approximately $1.9 million and $1.6 million, respectively.  This increase was primarily the result of the timing of guarantees entered into on behalf of related parties, as described in Note I to the accompanying financial statements.

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

Expenses

Interest expense for each of the nine months ended September 30, 2011 and 2010 was approximately $1.1 million.  Interest expense represents interest associated with the Credit Facility. The Credit Facility, which was entered into in September 2009 during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in residential real estate, has been used as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans.  This allows us to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified.  The Credit Facility has been used as a portfolio administration tool and not to provide long-term or permanent leverage on our investments.  The interest rate on the Credit Facility is equal to 10% per annum and is secured by a first priority lien on all of our existing and future assets.

General and administrative expense was approximately $753,000 and $855,000 for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in general and administrative expense was primarily the result of a reduction in investor service expenses and a reduction in debt financing costs.

General and administrative – related party expense was approximately $2.0 million and $2.2 million for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in general and administrative – related party expense was primarily the result of a reduction in investor service expenses.

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

Comparison charts

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the nine months ended September 30, 2011 and 2010.  We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Nine Months Ended
		September 30,
Payee	Purpose	2011		2010
Land Development
	Acquisition & Origination
	Expenses and Fees	$126,000	5%	$105,000	5%
	Promotional Interest	1,585,000	68%	1,004,000	53%
	Carried Interest	237,000	10%	142,000	8%
	Mortgage Servicing Fee	285,000	12%	262,000	14%
Ge General Services
	Operating Reimbursement Expense	114,000	5%	368,000	20%
Total Payments		$2,347,000	100%	$1,881,000	100%

The chart below summarizes general and administrative – related party expense for the nine months ended September 30, 2011 and 2010.  We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Nine Months Ended
	September 30,
	2011		2010
General and administrative – related party expense
Amortization of Acquisition &
Origination Expense and Fees	$915,000	45%	$913,000	41%
Mortgage Servicing Fee	657,000	33%	605,000	27%
Amortization of Debt Placement Fees	17,000	1%	65,000	3%
Operating Reimbursement Expense	425,000	21%	649,000	29%
Total General and administrative – related party	$2,014,000	100%	$2,232,000	100%

Cash Flow Analysis

Cash flows provided by operating activities for the nine months ended September 30, 2011 and 2010 were approximately $31.0 million and $32.8 million, respectively, and were comprised primarily of net income offset by accrued interest receivable and accrued interest receivable – related party.

Cash flows used in investing activities for the nine months ended September 30, 2011 and 2010 were approximately $11.1 million and $19.3 million, respectively, resulting primarily from originations of mortgage notes receivable (including related party transactions), offset by receipts from mortgage notes receivable (including related party transactions).

Cash flows used in financing activities for the nine months ended September 30, 2011 and 2010 were approximately $19.9 million and $18.3 million, respectively, and were primarily the result of distributions to partners.

Our cash and cash equivalents were approximately $896,000 and $676,000 as of September 30, 2011 and 2010, respectively.

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

Material Trends Affecting Our Business

We believe that the housing market has reached a bottom in its four-year decline and has begun to recover. This recovery likely will be regional in its early stages and will be led by those housing markets with balanced supply, affordable and stable home prices, minimal levels of foreclosures, strong economies and strong demand fundamentals. Nationally, we expect the recovery will continue to experience headwinds from weak demand fundamentals, specifically consumer confidence and employment, as well as from the limited availability of bank financing and a persisting oversupply of home inventory and high levels of foreclosures. The national consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains closer to levels historically associated with recession than to normalized conditions. Unemployment remains elevated and access to conventional real estate and commercial financing remains limited across most of the country. These factors pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand. However, we expect the recovery will be stronger in markets such as Texas, where consumer confidence averaged approximately 16 points higher than the national index from September 2010 to September 2011; where the job growth rate over the past 12 months was more than double the national rate; and where approximately 15% of all homebuilding permits in the country were issued in 2010. Further, according to the Bureau of Labor Statistics, 37.8% of the total jobs created in the United States since the official end of the national recession were created in Texas (from June 2009 to September 2011). Currently, 96% of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery – and balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts and sales have all risen from their respective lows reflects a continued return of real demand for new homes. However, we anticipate the former bubble market states – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures.

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

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers. In correlation, the number of new homes and finished lots developed has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2011 and 2012. We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and affordable and stable home prices. With lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets. To support the secondary residential mortgage market and prevent further deterioration of mortgage lending, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010. This program ended on March 31, 2010, as scheduled by the Federal Reserve. As of the date of this quarterly report, the 30-year fixed-rate single-family residential mortgage interest rate continues to remain below the rate that was available at the conclusion of the period of Federal Reserve purchases. We believe that such stability at low rates indicates that the secondary residential mortgage market is operating smoothly independent of the support previously provided by the Federal Reserve. Further, on September 21, 2011, the Federal Reserve announced that it would begin reinvesting the principal payments from its mortgage-backed securities holdings into additional purchases of agency mortgage-backed securities to help support conditions in mortgage markets. However, any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which could increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our limited partners.

Nationally, new home sales rose slightly during the third quarter from the pace of sales in the second quarter of 2011, though levels continue to be depressed in the aftermath of the expiration of the federal homebuyer tax credit. However, national fundamentals that drive home sales continue to improve in most markets and home affordability remains near record-highs, so we expect the pace of home sales will continue to increase over 2011. The U.S. Census Bureau reports that the sales of new single-family residential homes in September 2011 were at a seasonally adjusted annual rate of 313,000 units. This number is up approximately 3.3% from the second quarter 2011 figure of 303,000, but down approximately 0.9% year-over-year from the September 2010 estimate of 316,000. However, seasonal and year-over-year comparisons are and will likely continue to be distorted by the effects of the federal homebuyer tax credit, which expired in June 2010, creating a hangover effect on home sales in the subsequent months and quarters.

Nationally, new single-family home inventory continued to improve in the third quarter of 2011 as it has done consistently since the second quarter of 2007. Through much of the downturn, homebuilders reduced their starts and focused on selling their existing new home inventory. The number of new homes for sale fell by approximately 39,000 units from September 2010 to September 2011 and by 3,000 units in the third quarter 2011. We believe that, with such reductions, the new home market has been restored to equilibrium in most markets, even at low levels of demand. The seasonally adjusted estimate of new homes for sale at the end of September 2011 was 163,000 – a balanced supply of 6.2 months at the September sales rate but the lowest number of homes available for sale since the U.S. Census Bureau began keeping records of this statistic in 1963. We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through early 2009, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period. Since bottoming in early 2009, however, single-family permits and starts have improved significantly. Single-family homes authorized by building permits in September 2011 were at a seasonally adjusted annual rate of 417,000 units. This was a 3.5% increase year-over-year from the rate of 403,000 in September 2010, and is approximately 23.7% higher than the low of 337,000 set in January 2009. Single-family home starts for September 2011 stood at a seasonally adjusted annual rate of 425,000 units. This pace is down approximately 4.9% from the September 2010 estimate of 447,000 units – as home builders continue to adjust their start rate one year after the expiration of the homebuyer tax credit. Again, seasonal comparisons and year-over-year figures between September 2010 home starts and September 2011 home starts are likely distorted by the reduction in new home starts following the June 2010 expiration of the homebuyer tax credit as builders adjusted their inventory levels to match reduced demand. However, the September 2011 pace of home starts is still 20.4% higher than the low of 353,000 set in March 2009. Such increases suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

The primary factors affecting new home sales are home price stability, home affordability, and housing demand. Housing supply may affect both new home prices and the demand for new homes. When the supply of new homes exceeds new home demand, new home prices may generally be expected to decline. Also, home foreclosures cause the inventory of existing homes to increase, which may add additional downward price pressure on home prices. Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached.  The converse point is also true and equally important. When new home demand exceeds new home supply, new home prices may generally be expected to increase; and rising new home prices, particularly at or near the bottom of the housing cycle, may result in increased new home demand as people become confident in home prices and accelerate their timing of a new home purchase. Hence, we intend to concentrate our investments in housing markets with affordable and stable home prices, balanced supply, lower incidences of foreclosures, and strong demand fundamentals. These demand fundamentals are generally job growth, the relative strength of the economy and consumer confidence, household formations, and population growth – both immigration and in-migration.

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

The Harvard Joint Center for Housing Studies forecasts that an average of between approximately 1.25 million and 1.48 million new households will be formed per year over the next ten years. Likewise, The Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade and approximately 1.8 million housing units per year should be started to meet such new demand, including approximately 1.3 million new single-family homes per year based on the estimation of the Homeownership Alliance that 72% of all housing units built will be single-family residences. The U.S. Census Bureau estimates that approximately 951,190 new households were formed in 2010.

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the healthiest in the country. Furthermore, Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts. We have concentrated our investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios. Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The following graph, created with data from the second quarter 2011 Federal Housing Finance Agency’s (“FHFA”) Purchase Price Only Index, illustrates the declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years. Price declines have begun to moderate in those states in recent quarters, though. Further, the graph illustrates how Texas has maintained relative home price stability throughout the downturn. The Standard (Purchase-Only) Home Price Index indicates that Texas had a home price depreciation of -1.91% between the second quarter of 2010 and the second quarter of 2011. However, Texas’ home prices continued to demonstrate more stability than the national average of -5.93%. Further, the index also reports that over the past five years, Texas home prices have appreciated 5.94% compared to a national depreciation of -18.78% over the same time period.

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

Median new home prices in the four major Texas markets have begun to rise. According to numbers publicly released by Metrostudy, a leading provider of primary and secondary market information, the median new home prices for the third quarter of 2011 in the metropolitan areas of Austin, Houston, Dallas, and San Antonio are $218,205, $216,966, $226,995 and $178,011, respectively.

Using the Department of Housing and Urban Development’s estimated 2011 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.48 times, 1.31 times, 1.31 times, and 1.45 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area. These numbers illustrate the affordability of Texas homes, as each of these markets has higher affordability than the national average. Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the third quarter of 2011 and assuming an annual mortgage insurance premium of 70 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Using the Department of Housing and Urban Development’s 2011 income data to project an estimated median income for the United States of $64,200 and the September 2011 national median sales prices of new homes sold of $204,400, we conclude that the national median income earner has 1.36 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States. This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 48 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such price declines have begun to stabilize. We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Since the national recession’s official end, Texas employment markets have experienced strong job growth. According to the United States Department of Labor, Texas added approximately 248,500 jobs in the 12 months ended September 2011, which was the second largest year-over-year increase of any state in the country. Furthermore, Texas added an even greater amount of jobs in the private sector (281,400) over the past 12 months, which was the largest private sector job increase of any state over the past 12 months and is a growth rate of 3.3%. Since the national recession’s end in June 2009, Texas has added 318,300 net new jobs, which is approximately 37.8% of all net jobs added nationwide over that 27 month period. Further, Texas has added approximately 1.1 million new jobs over the past 10 years, 884,000 in the private sector, in contrast to a loss of approximately 184,000 total jobs and a loss of more than 1 million private sector jobs in the country as a whole. From September 2010 to September 2011, Austin added 17,500 jobs year-over-year. Dallas-Fort Worth added 79,600 jobs over that same time period, which was the greatest job gain of any city in the country over the past 12 months, just ahead of Houston, which enjoyed the second greatest job gain of any city in the country in that time. Houston added 68,200 jobs over that period and San Antonio added 9,200 jobs in that time.

Texas’ unemployment rate rose year-over-year to 8.5% in September 2011 from 8.2% in September 2010. The increase in the state unemployment rate is likely due to a growth in Texas’ labor force, as Texas has added an estimated 148,100 workers to its labor force over the past 12 months, which is an all-time high. The growth in Texas’ labor force stands in contrast with the national labor force, which has fallen by approximately 936,000 workers, as of September 2011, from its peak in October 2008 and fell by approximately 107,000 over the past 12 months. The national unemployment rate fell year-over-year from September 2010 (9.6%) to September 2011 (9.1%). In addition, all four major Texas labor markets have unemployment rates below the national unemployment rate.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand. According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery. The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001. We believe, based on transitions in the Texas Leading Index as prepared by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year, and emerged from the recession in the late spring of 2009. We believe the Texas economy is now leading the national economic recovery. The Texas Leading Index has risen significantly since reaching a low of 100.5 in March 2009 and, as of August 2011, was 119.6, which is higher than at any period during 2009 or 2010. The Texas Leading Index, produced monthly by the Federal Reserve Bank of Dallas, combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months. The index has either risen or remained constant for nine consecutive months.

Further, we believe Texas consumers are beginning to return to their normal consumption habits. The aggregate value of state sales tax receipts in Texas increased 11.8% year-over-year from September 2010 to September 2011 – the 18th consecutive month in which Texas has experienced year-over-year improvement in sales tax receipts.

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

The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly healthier than the national average. We do not expect the four major Texas housing markets to be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona and Nevada. The mortgage analytic company, CoreLogic, reports that, through the second quarter of 2011, approximately 46.1% of all homes with negative equity were located in one of those four states compared to just 3.1% of all the negative equity homes in the country that were located in the state of Texas. Homebuilding and residential construction employment will likely remain generally weak for some time, but Texas again will likely continue to outperform the national standards. From September 2010 to September 2011, Texas added 35,400 jobs in the construction sector according to the Bureau of Labor Statistics, which is approximately 95% of all construction jobs added in the country during that time period (37,000). We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that home builders in Texas continue to focus on preserving a balance between new home demand and new home supply. We believe that home builders and developers in Texas have remained disciplined on new home construction and project development. New home starts are outpaced by new home sales in all four major Texas markets where such data is available: Austin, Dallas-Fort Worth, Houston and San Antonio. Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all of these major Texas markets. Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels. However, the number of finished lots available in each market has fallen significantly even though the months’ supply remains elevated. Furthermore, finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets. This is a trend that we expect to continue as the lack of commercial financing for development has constrained finished lot development over the past three and one-half years even as new home demand and sales continue. We believe that such demand and sales will increase and these finished lot shortages will become more pronounced in coming quarters. As of September 2011, Houston has an estimated inventory of finished lots of approximately 36.6 months, Austin has an estimated inventory of finished lots of approximately 38.5 months, San Antonio has an estimated inventory of finished lots of approximately 34.1 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 53.2 months. A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated previously, the elevation in month’s supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders begin to increase their pace of home starts, we expect to see the month’s supply of lot inventory rapidly improve. Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks. Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 27.1% from 73,047 to 53,235 in the third quarter of 2011. San Antonio’s finished lot inventory has fallen 31.1% to 19,248 since peaking at 27,937 in the second quarter of 2008. Austin’s finished lot inventory peaked in the first quarter of 2009 at 27,176, and is down 26.0% to 20,100. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 91,787 lots and has fallen 33.5% to 61,063 lots. Such inventory reduction continued in the third quarter of 2011 in all four of these markets, as the number of finished lots dropped by more than 600 in Austin, nearly 1,900 in Dallas-Fort Worth, more than 1,000 in Houston, and nearly 100 in San Antonio. Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales through 2011 as homebuilders replenish their inventory.

Although Texas markets continue to be some of the strongest homebuilding markets in the country, the pace of homebuilding in Texas has slowed over the past four years as a result of the national economic downturn and reduced availability of construction financing. According to the Federal Deposit Insurance Corporation, banks in the Dallas region1 reduced their construction and development loans by 5.5% from the first quarter of 2011 to the second quarter of 2011 – the 13th straight quarterly decline in the region’s construction and development outstanding loan portfolio. While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory. Annual new home sales in Austin outpace starts 6,514 versus 6,272, with annual new home sales declining year-over-year by approximately 17.5%. Finished housing inventory stands at an elevated level of 3.6 months, while total new housing inventory (finished vacant, under construction and model homes) stands at an elevated supply of 8.1 months. The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2-to-2.5 month supply and a 6.0 month supply, respectively. San Antonio is a healthy homebuilding market. Annual new home sales in San Antonio run ahead of starts 6,926 versus 6,783, with annual new home sales declining year-over-year by approximately 17.9%. Finished housing inventory fell to a healthy level of a 2.1 month supply. Total new housing inventory held at a healthy 6.4 month supply. Houston, too, is a healthy homebuilding market. Annual new home sales there outpace starts 18,153 versus 17,434, with annual new home sales declining year-over-year by approximately 18.8%. Finished housing inventory is generally healthy at a 2.8 month supply while total new housing inventory fell to a slightly elevated 6.9 month supply, respectively. Dallas-Fort Worth is a relatively healthy homebuilding market as well. Annual new home sales in Dallas-Fort Worth outpace starts 14,507 versus 13,773, with annual new home sales declining year-over-year by approximately 18.2%. Finished housing inventory stands at a generally healthy 2.5 month supply, while total new housing inventory rose to a slightly elevated 7.2 month supply. All numbers are as released by Metrostudy, a leading provider of primary and secondary market information.

1 FDIC Dallas Region is composed of Arkansas, Colorado, Louisiana, Mississippi, New Mexico, Oklahoma, Tennessee, and Texas.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels remained elevated from the second quarter of 2011 to the third quarter of 2011. Through September 2011, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth and Lubbock was 5.5 months, 6.9 months, 6.0 months, 6.2 months, and 7.5 months, respectively. San Antonio’s inventory remained more elevated with a 7.6 month supply of homes for sale. Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through September 2011, the number of existing homes sold to date in (a) Austin was 16,385, up 5% year-over-year; (b) San Antonio was 14,212, down 2% year-over-year; (c) Houston was 45,121, up 2% year-over-year, (d) Dallas was 32,630, down 2% year-over-year, (e) Fort Worth was 6,178, down 4% year-over-year, and (f) Lubbock was 2,163, down 5% year-over-year. These figures and year-over-year comparisons are likely distorted by the presence and expiration of the federal homebuyer tax credit in June 2010 that likely pulled demand forward in the first six months of 2010, at the expense of demand in subsequent quarters.

In managing and understanding the markets and submarkets in which we make loans, we monitor the fundamentals of supply and demand. We track the economic fundamentals in each of the respective markets in which we make loans by analyzing demographics, household formation, population growth, employment, migration, immigration and housing affordability. We also watch movements in home prices and the presence of market disruption activity, such as investor or speculator activity that can create a false impression of demand and result in an oversupply of homes in a market. Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, foreclosures, absorption, prices with respect to new and existing home sales, finished lots and land and the presence of sales incentives, discounts, or both, in a market.

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

Our general partner is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that it reasonably anticipates to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Quarterly Report on Form 10-Q. The disruption of mortgage markets, in combination with a significant amount of negative national press discussing constriction in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious. The economic downturn, the failure of highly respected financial institutions, significant volatility in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers to postpone their purchases. In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty. We believe that this has further slowed the sales of new homes and expect that this will result in a slowing of the sales of finished lots developed in certain markets; however, we do not anticipate the prices of those lots changing materially. We also expect that the decrease in the availability of replacement financing may increase the number of defaults on development loans made by us or extend the time period anticipated for the repayment of our loans. Our future results could be negatively impacted by prolonged weakness in the economy, high levels of unemployment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.

Off-Balance Sheet Arrangements

In August 2009, we entered into the TCB Guarantee for the benefit of UMT Home Finance, or its permitted successors and assigns, by which we guaranteed the repayment of up to $5 million owed to Texas Capital Bank with respect to that certain promissory note between UMT Home Finance and Texas Capital Bank.   UMT Home Finance is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the TCB Guarantee, we entered into a letter agreement with UMT Home Finance, which provides for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the TCB Guarantee (i.e., $50,000 per annum).   In conjunction with this agreement, approximately $50,000 is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2011 and 2010.

In March 2010, we entered into the Resort Island Guaranty for the benefit of BOLC pursuant to which we guaranteed the repayment of up to $925,000 owed to BOLC with respect to a loan between UDFLOF Resort Island and BOLC.   UDFLOF Resort Island is a wholly owned subsidiary of UDF LOF. The general partner of UDF LOF is a wholly-owned subsidiary of our general partner and our general partner serves as the asset manager for UDF LOF.    In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the Resort Island Guaranty, we entered into a letter agreement with UDFLOF Resort Island which provides for UDFLOF Resort Island to pay us a guaranty fee equal to 1% of our maximum exposure (i.e., $9,250) under the guaranty, which was paid to us upon the execution of the guaranty.  UDFLOF Resort Island paid off the loan to BOLC in December 2010, thus extinguishing the guarantee.  In conjunction with this agreement, no amount is included in mortgage and transaction service revenues – related party income for the three or nine months ended September 30, 2011.  Approximately $9,000 is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2010.

In April 2010, we entered into the UDF IV HF Guaranty for the benefit of CTB pursuant to which we guaranteed the repayment of up to $6 million owed to CTB with respect to a revolving line of credit loan between UDF IV Home Finance and CTB.  UDF IV Home Finance is a wholly-owned subsidiary of UDF IV.  Our general partner serves as the asset manager for UDF IV and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UDF IV HF Guaranty, we entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum), to be paid in 12 equal monthly installments.  This fee of approximately $15,000 and $45,000, respectively, is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2011. Approximately $30,000 is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2010.

In April 2010, we entered into the UMT 15th Street Guaranty for the benefit of CTB pursuant to which we guaranteed the repayment of up to $1.6 million owed to CTB with respect to a loan between UMT 15th Street and CTB.  UMT 15th Street is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UMT 15th Street Guaranty, we entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of each month.  This fee of approximately $3,000 and $8,000, respectively, is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2011.  No amount is included in mortgage and transaction service revenues – related party income for the three or nine months ended September 30, 2010.

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of our existing and future assets.   Our general partner serves as the asset manager of UDF I.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan.  This fee of approximately $113,000 and $338,000, respectively, is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2011.  Approximately $113,000 is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2010.

In August 2010, we entered into the UDF IV Acquisitions Guaranty for the benefit of CTB pursuant to which we guaranteed the repayment of up to $8 million owed to CTB with respect to a revolving line of credit loan between UDF IV Acquisitions and CTB.   UDF IV Acquisitions is a wholly owned subsidiary of UDF IV.  Our general partner serves as the asset manager for UDF IV and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UDF IV Acquisitions Guaranty, we entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of each month.  This fee of approximately $10,000 and $29,000, respectively, is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2011. Approximately $8,000 is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2010.

In December 2010, we entered into the UDF IV Finance II Guaranty for the benefit of F&M pursuant to which we guaranteed the repayment of up to $7.5 million owed to F&M with respect to a loan between UDF IV Finance II and F&M.   UDF IV Finance II is a wholly owned subsidiary of UDF IV.  Our general partner serves as the asset manager for UDF IV and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UDF IV Finance II Guaranty, we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of each month.  This fee of approximately $12,000 and $38,000, respectively, is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2011.  No amount is included in mortgage and transaction service revenues – related party income for the three or nine months ended September 30, 2010.

In May 2011, we entered into the UMT HF III Guaranty for the benefit of Veritex pursuant to which we guaranteed the repayment of up to $4.3 million owed to Veritex with respect to a loan between UMT HF III and Veritex.  UMT HF III is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UMT HF III Guaranty, we entered into a letter agreement with UMT HF III which provides for UMT HF III to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.  This fee of approximately $3,000 and $4,000, respectively, is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2011.  No amount is included in mortgage and transaction service revenues – related party income for the three or nine months ended September 30, 2010.

In August 2011, we entered into the UMT HF II Guaranty for the benefit of FFB pursuant to which we guaranteed the repayment of up to $250,000 owed to FFB with respect to a loan between UMT HF II and FFB.  UMT HF II is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we have requested an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT HF II Guaranty, we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.  This fee of approximately $200 is included in mortgage and transaction service revenues – related party income for the three and nine months ended September 30, 2010.  No amount is included in mortgage and transaction service revenues – related party income for the three or nine months ended September 30, 2010.

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

As of September 30, 2011, the Partnership had 13 outstanding guarantees, including: (1) 12 limited repayment guarantees with total credit risk to the Partnership of approximately $59.3 million, of which approximately $43.8 million had been borrowed against by the debtor; and (2) one letter of credit issued on behalf of a borrower with total credit risk to the Partnership of approximately $400,000, none of which had been borrowed against by the debtor.

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

Contractual Obligations

As of September 30, 2011, we had originated or acquired 60 loans, including 30 loans that have been repaid in full by the respective borrower, totaling approximately $521.6 million.  We have approximately $40.2 million of commitments to be funded, including approximately $13.8 million of commitments for mortgage notes receivable – related party and $9.5 million for participation interest – related party.  For the nine months ended September 30, 2011, we originated 2 loans, did not purchase any additional loans, sold 3 loan participations, and did not acquire any additional participation interests.

As of December 31, 2010, we had originated or acquired 58 loans, including 24 loans that have been repaid in full by the respective borrower, totaling approximately $456.9 million.  We have approximately $65.9 million of commitments to be funded, including approximately $36.5 million of commitments for mortgage notes receivable – related party and $17.9 million for participation interest – related party.  For the year ended December 31, 2010, we originated 2 loans, purchased 1 loan, sold 5 loan participations, and did not acquire any additional participation interests.

 The Partnership has no other outstanding debt or contingent payment obligations, other than approximately $59.6 million of certain loan guarantees or letters of credit discussed above in “Off-Balance Sheet Arrangements,” that we may be obligated to make to or for the benefit of third-party lenders.

Subsequent Events

On October 26, 2011, we entered into a guaranty for the benefit of Green Bank, N.A. (“Green Bank”) pursuant to which we guaranteed the repayment of up to $5 million owed to Green Bank with respect to a loan between UMT HF II and Green Bank. UMT HF II is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we have requested an opinion from Jackson Claborn Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UMT HF II Guaranty, we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.

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

As of September 30, 2011 and December 31, 2010, our mortgage notes receivable of approximately $225.3 million and $220.8 million, respectively, mortgage notes receivable – related party of approximately $52.5 million and $54.6 million, respectively, and participation interest – related party of approximately $66.2 million and $57.9 million, respectively, were all at fixed interest rates, and thus, such assets are not subject to change in future earnings, fair values or cash flows.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Land Development, our general partner, including its principal executive officer and principal financial officer, evaluated, as of September 30, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of September 30, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

We are not a party to, and none of our assets are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission, except as noted below.

Certain of the principals of our general partner will face conflicts of interest relating to the extension and purchase of loans, and such conflicts may not be resolved in our favor.

Certain of the principals of our general partner, including Todd F. Etter, Hollis M. Greenlaw, Michael K. Wilson, Ben L. Wissink, Melissa H. Youngblood and Cara D. Obert, are also principals, directors, employees, officers and equity holders of other entities, including UDF I, United Development Funding II, L.P., UDF IV, UDF LOF, UMT Holdings, L.P. and UMT Services, Inc., and they may also in the future hold positions with, and interests in, other entities engaged in real estate activities. These multiple responsibilities may create conflicts of interest for these individuals if they are presented with opportunities that may benefit us and their other affiliates. These individuals may be incentivized to allocate opportunities to other entities rather than to us if they are more highly compensated based on investments made by other entities. In determining which opportunities to allocate to us and to their other affiliates, these individuals will consider the investment strategy and guidelines of each entity. Because we cannot predict the precise circumstances under which future potential conflicts may arise, we intend to address potential conflicts on a case-by-case basis. There is a risk that our general partner will choose an investment for us that provides lower returns to us than a loan made by one of our affiliates. Our Partnership Agreement provides that it shall be deemed not to be a breach of any obligation our general partner has to us or our limited partners for the general partner or its affiliates to engage in other business activities in preference to or to the exclusion of us. The Partnership Agreement also expressly states that the general partner has no obligation to present business opportunities to us.

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

As of September 30, 2011, we have not entered into any joint ventures.  As of September 30, 2011, we have participated in one loan originated by an affiliate, UMT, with an outstanding balance of approximately $65.5 million.  In addition, as of September 30, 2011, two affiliates, UDF IV and UDF LOF, have participated in 8 loans we have originated for approximately $22.2 million.

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

We intend to conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We intend to qualify for an exclusion from registration under Section 3(c)(5)(C) of the Investment Company Act, which generally means that at least 55% of our portfolio must be comprised of qualifying real estate assets and at least another 25% of our portfolio must be comprised of additional qualifying real estate assets and real estate-related assets. Although we monitor our portfolio periodically and prior to each acquisition, we may not be able to maintain this exclusion from registration. How we determine to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the Securities and Exchange Commission in the past. We believe that we have conducted our operations to comply with these no-action positions. However, these no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the Securities and Exchange Commission will concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the Securities and Exchange Commission may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

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

We may invest up to 25% of the gross offering proceeds in loans to purchase or develop unimproved land, and as of September 30, 2011, we have invested 1% of the gross offering proceeds in such loans.  For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics:  (a) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned in good faith to commence within one year.  Land development mortgage loans may be riskier than loans secured by improved properties, because:

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

We expect that we will be the junior lender with respect to many of our loans. We may invest in (a) second mortgage loans (some of which are also secured by pledges), which investments represent 10% of the gross offering proceeds as of September 30, 2011); (b) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 49% of the gross offering proceeds as of September 30, 2011; (c) mezzanine loans (which are secured by pledges), which investments represent 5% of the gross offering proceeds as of September 30, 2011); and (d) wraparound mortgage loans, which investments represent 0% of the gross offering proceeds as of September 30, 2011. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Many of our loans will require balloon payments or reductions to principal tied to net cash, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any), and as of September 30, 2011, 100% of our loans have balloon payments or reductions to principal tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to a greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We will make and acquire interest-only loans or loans requiring reductions to accrued interest tied to net cash, and as of September 30, 2011, 100% of the loans we have made and acquired are interest-only loans or loans requiring reductions to accrued interest tied to net cash. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing mortgage loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrowers’ monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less diversity and may increase risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 5% of the total amount raised in the Offering, or (b) $2.5 million to $12.5 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our larger loans to a single borrower will not exceed an amount equal to 20% of the total capital contributions raised in the Offering, and as of September 30, 2011, our largest loan to a single borrower is equal to 18% of the total capital contributions raised in the Offering.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of September 30, 2011, we have invested 48% of our offering proceeds in 11 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business.  The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face.  The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

If we were found to have violated applicable usury laws, we would be subject to penalties and other possible risks.

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as of September 30, 2011, the highest interest rate we have charged on an annualized basis is 18%. There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our limited partners.

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

As of September 30, 2011, we had issued an aggregate of 18,193,381 units of limited partnership interest in the Primary Offering, DRIP and Secondary DRIP, consisting of 16,499,994 units issued to our limited partners pursuant to our Primary Offering in exchange for gross proceeds of approximately $330.3 million, 716,260 units of limited partnership interest issued to limited partners pursuant to our DRIP in exchange for gross proceeds of approximately $14.3 million and 1,295,364 units of limited partnership interest issued to limited partners pursuant to our Secondary DRIP in exchange for gross proceeds of approximately $25.9 million, less 318,237 units of limited partnership interest that we have repurchased pursuant to our unit redemption program for approximately $6.4 million.  The net proceeds from our Primary Offering, after deducting approximately $39.6 million of offering costs, are approximately $290.7 million. Of the offering costs, approximately $11.2 million was paid to our general partner or affiliates of our general partner for organization and offering expenses and $28.4 million was paid to non-affiliates for selling commissions and other offering fees.

As of September 30, 2011, we had originated 60 loans, including 30 loans that have been repaid in full by the respective borrower, totaling approximately $521.6 million.  We have approximately $40.2 million of commitments to be funded, including approximately $13.8 million of commitments for mortgage notes receivable – related party and $9.5 million for participation interest – related party.  As of September 30, 2011, we have paid our general partner approximately $9.9 million for acquisition and origination fee expenses associated with the mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party.

Unregistered Sales of Equity Securities

During the three and nine months ended September 30, 2011, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Partnership and Affiliated Purchasers

We did not redeem any units during the three months ended September 30, 2011.

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

United Development Funding III, L.P.

	By:	UMTH Land Development, L.P.
Its General Partner

Dated: November 14, 2011		By:	/s/ Hollis M. Greenlaw
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