Form 10-K
period 2011-12-31
United Development Funding III, LP
filed 2012-03-30
CIK 1335732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

While there is no established market for the Registrant’s units of limited partnership interest, the Registrant has made an initial public offering of its units of limited partnership interest pursuant to a Registration Statement on Form S-11. The Registrant ceased offering units of limited partnership interest in its primary offering on April 23, 2009. The last price paid to acquire a unit in the Registrant’s primary public offering was $20.00. On March 6, 2012, the general partner of the Registrant approved an estimated value per unit of the Registrant’s limited partnership interests of $20.00 derived from the estimated value of the Registrant’s assets, less the estimated value of the Registrant’s liabilities, and the execution of the Registrant’s business model, divided by the number of units outstanding. There were approximately 18,045,646 units of limited partnership interest held by non-affiliates at June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 1, 2012, the Registrant had 18,415,451 units of limited partnership interest outstanding.

UNITED DEVELOPMENT FUNDING III, L.P.

FORM 10-K

Year Ended December 31, 2011

Forward-Looking Statements

This Annual Report contains forward-looking statements, including discussion and analysis of United Development Funding III, L.P. (which may be referred to as the “Partnership,” “we,” “us,” “our,” or “UDF III”), our financial condition, our investment objectives, amounts of anticipated cash distributions to our limited partners in the future and other matters. Our statements contained in this annual report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include changes in general economic conditions, changes in real estate conditions, development costs that may exceed estimates, development delays, increases in interest rates, residential lot take down or purchase rates or inability to sell residential lots experienced by our borrowers, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this Annual Report on Form 10-K.

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

We concentrate on making development loans to single-family lot developers who sell their lots to national and regional home builders, as well as making loans to entities created by home builders in conjunction with our general partner or affiliates of our general partner for the acquisition of property and development of residential lots. We seek to make or acquire loans primarily with respect to projects where the completed subdivision will consist of homes at or below the median price of the U.S. housing market. Please see the financial statements and the notes accompanying the financial statements included in this Annual Report for information regarding our revenues, profits and total assets for each of the last three fiscal years.

We were organized by our general partner, UMTH Land Development, L.P., a Delaware limited partnership (“Land Development”). Land Development is responsible for our overall management, conduct and operation. Our general partner has authority to act on our behalf in all matters respecting us, our business and our property. The limited partners take no part in the management of our business or transact any business for us and have no power to sign for or bind us; provided, however, that the limited partners, by a majority vote and without the concurrence of the general partner, have the right to: (a) amend the Second Amended and Restated Agreement of Limited Partnership governing the Partnership, as amended (the “Partnership Agreement”), (b) dissolve the Partnership, (c) remove the general partner or any successor general partner, (d) elect a new general partner, and (e) approve or disapprove a transaction entailing the sale of all or substantially all of the real properties acquired by the Partnership.

UMT Holdings, L.P. (“UMT Holdings”) holds 99.9% of the limited partnership interests in our general partner. UMT Services, Inc. (“UMT Services”) owns the remaining 0.1% of the limited partnership interests in our general partner and serves as its general partner. Theodore “Todd” F. Etter, Jr. and Hollis M. Greenlaw, who are directors of UMT Services, own 100% of the equity interests in UMT Services. UMT Services is the general partner and owns 0.1% of the limited partnership interests in UMT Holdings. The remaining 99.9% of the limited partnership interests in UMT Holdings are held as follows as of December 31, 2011: Todd F. Etter (30.00%), Hollis M. Greenlaw (30.00%), Craig A. Pettit (5.00%), Christine A. Griffin (1.95%), Timothy J. Kopacka (4.84%), William E. Lowe (1.06%), Michael K. Wilson (7.41%), Ben L. Wissink (10.09%), Cara D. Obert (4.82%) and Melissa H. Youngblood (4.83%). For more information regarding the relationships of our key personnel to our general partner and its affiliates, see the diagram in “Item 1, Business – Investment Objectives and Policies – Conflicts of Interest” and see “Item 10, Directors, Executive Officers and Corporate Governance – Key Personnel.”

Land Development has been engaged to provide asset management services for four investment partnerships (United Development Funding, L.P. (“UDF I”), United Development Funding II, L.P. (“UDF II”), UDF Texas Two, LP and United Development Funding Land Opportunity Fund, L.P. (“UDF LOF”)) and one real estate investment trust (United Development Funding IV (“UDF IV”)). Land Development also holds a 99.9% partnership interest in UMTHLD FLF I, L.P., UMTHLD FLF II, L.P. and United Development Funding X, L.P. (“UDF X”), with the remaining 0.1% interest owned by UMT Services. In addition, Land Development owns 100% of the interests in UDF Land GP, LLC, which serves as the general partner of the general partner of UDF LOF, an investment partnership. Please see “Item 1, Business – Investment Objectives and Policies – Conflicts of Interest” for a diagram illustrating the relationships of the aforementioned people and entities. 20% of our portfolio consists of current performing investments with affiliates of Land Development. For the years ended December 31, 2009, 2010 and 2011, we paid Land Development and its affiliates approximately $8.2 million, $2.0 million and $7.5 million, respectively, for compensation, distributions, and other fees. For the years ended December 31, 2009, 2010 and 2011, we incurred general and administrative expenses – related party (including amortization of certain fees paid in prior years) to Land Development and its affiliates of approximately $2.7 million, $2.8 million and $2.7 million, respectively. Please see “Item 13, Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons” for a detailed description of these investments, payments and expenses.

On May 15, 2006, our Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 12,500,000 units of limited partnership interest at a price of $20 per unit (the “Primary Offering”), was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covered up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (“DRIP”) at a price of $20 per unit. We had the right to reallocate the units of limited partnership interest we were offering between the Primary Offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission (the “SEC”) on September 4, 2008, we reallocated the units being offered such that 16,250,000 units were offered pursuant to the Primary Offering and 1,250,000 units were offered pursuant to the DRIP. Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the SEC on March 6, 2009, we further reallocated the units being offered such that 16,500,000 units were offered pursuant to the Primary Offering and 1,000,000 units were offered pursuant to the DRIP. The aggregate offering price for the units under the Offering was $350 million. The Primary Offering was terminated on April 23, 2009. We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

On June 9, 2009, we held a special meeting of our limited partners as of April 13, 2009, at which our limited partners approved three proposals to amend certain provisions of our Partnership Agreement for the purpose of making available additional units of limited partnership interest for sale pursuant to an Amended and Restated Distribution Reinvestment Plan (“Secondary DRIP”). On June 12, 2009, we registered 5,000,000 additional units to be offered pursuant to our Secondary DRIP at a price of $20 per unit in a Registration Statement on Form S-3 (File No. 333-159939). As such, we ceased offering units under the DRIP as of July 21, 2009 and concurrently commenced our current offering of units pursuant to the Secondary DRIP. The aggregate offering price for the units being offered pursuant to the Secondary DRIP is $100,000,000. The Secondary DRIP will be available until we sell all $100,000,000 worth of units being offered; provided, however, that our general partner may terminate the offering of units pursuant to the Secondary DRIP at any earlier time.

Our initial public subscribers were accepted as limited partners on July 3, 2006. As of December 31, 2011, we had issued an aggregate of 18,326,511 units of limited partnership interest in the Offering and the Secondary DRIP, consisting of 16,499,994 units that have been issued to our limited partners pursuant to our Primary Offering in exchange for gross proceeds of approximately $330.3 million, 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 1,428,494 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $28.6 million, minus 318,237 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $6.4 million. Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

Our Partnership Agreement provides that we will continue in existence until December 31, 2028, unless sooner terminated as provided in the Partnership Agreement or unless such term is extended by the general partner and the majority vote of the limited partners.

Loan Portfolio

As of December 31, 2011, we had originated 60 loans (31 of which were repaid in full by the respective borrowers) with an aggregate principal amount of approximately $537.3 million. As of December 31, 2011, there are approximately $35.1 million of commitments to be funded, including approximately $21.8 million to related parties, under the terms of mortgage notes receivable and participation interests. During the years ended December 31, 2009, 2010 and 2011, we originated 6, 2 and 2 loans, respectively, purchased 0, 1 and 0 loans, respectively, sold 0, 5, and 3 loan participations, respectively, and did not acquire any additional participation interests.

Approximately 96% of the outstanding aggregate principal amount of mortgage notes originated by us as of December 31, 2011 are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 1% are secured by properties located in Arizona. Approximately 62% of the outstanding aggregate principal amount of mortgage notes originated by us as of December 31, 2011 are secured by properties located in the Dallas, Texas area; approximately 22% are secured by properties located in the Austin, Texas area; approximately 7% are secured by properties located in the Houston, Texas area; approximately 4% are secured by properties located in the Lubbock, Texas area; approximately 1% are secured by properties located in the San Antonio, Texas area; approximately 3% are secured by properties located in the Denver, Colorado area; and approximately 1% are secured by properties located in the Kingman, Arizona area.

8 of the 29 loans outstanding as of December 31, 2011, representing approximately 10% of the aggregate principal amount of the outstanding loans, are secured by a first lien on the respective property; 9 of the 29 loans outstanding as of December 31, 2011, representing approximately 10% of the aggregate principal amount of the outstanding loans, are secured by a second lien on the respective property; 3 of the 29 loans outstanding as of December 31, 2011, representing approximately 49% of the aggregate principal amount of the outstanding loans, are secured by a co-investment (which are secured by multiple properties through second liens, pledges of ownership interests and guarantees, as described below); 7 of the 29 loans outstanding as of December 31, 2011, representing approximately 6% of the aggregate principal amount of the outstanding loans, are secured by a pledge of the ownership interest of the borrower or entity which holds title to the property; and 2 of the 29 loans outstanding as of December 31, 2011, representing approximately 25% of the aggregate principal amount of the outstanding loans, are secured by other types of security interests. Co-investments are mezzanine loans that are secured by multiple projects in which an affiliate has also invested. Co-investment loans are cross-collateralized and are secured by second liens in finished lots and entitled land, pledges of the ownership interests in the borrowing entities, and guarantees. We enter into collateral-sharing arrangements with our affiliates and our borrowers that allocate the proceeds of the co-investment collateral between us and our affiliates. Under these collateral-sharing arrangements, we are generally entitled to receive 50-75% of collateral proceeds. In the event of a borrower’s bankruptcy, we are entitled to receive 100% of the collateral proceeds after payment of the senior lenders, ahead of payment to our affiliates.

14 of the 29 loans outstanding as of December 31, 2011, representing approximately 88% of the aggregate principal amount of the outstanding loans, are made with respect to projects that are presently selling finished home lots to national public or regional private homebuilders, or are made with respect to a project in which one of these homebuilders holds an option to purchase the finished home lots and has made a forfeitable earnest money deposit. 18 of the 29 loans outstanding as of December 31, 2011, representing approximately 74% of the aggregate principal amount of the outstanding loans, are made to developer entities which hold ownership interests in projects other than the project funded by us. 10 of the 29 loans outstanding as of December 31, 2011, representing approximately 87% of the aggregate principal amount of the outstanding loans, are secured by multiple single-family residential communities. 10 of the 29 loans outstanding as of December 31, 2011, representing approximately 65% of the aggregate principal amount of the outstanding loans, are secured by a personal guarantee of the developer in addition to a lien on the real property or a pledge of the equity interests in the entity that holds the real property.

As of December 31, 2011, three entities and their affiliates were included in our mortgage notes receivables (including related party transactions) and participation interest – related party that accounted for over 10% of the outstanding balance of our portfolio. These entities include (i) CTMGT LLC, an unaffiliated Texas limited liability company, which comprises approximately 29% of the outstanding balance of our portfolio, and certain of its affiliated entities, which comprise an additional 13% of the outstanding balance; (ii) Buffington Land, Ltd., an unaffiliated Texas limited partnership, which comprises approximately 20% of the outstanding balance of our portfolio with no additional loans to its affiliated entities; and (iii) UDF I, an affiliated Delaware limited partnership, which comprises approximately 19% of the outstanding balance of our portfolio, and its affiliated entities, which comprise an additional 8% of the outstanding balance. Our general partner is the asset manager for UDF I.

The average interest rate payable with respect to the 29 loans outstanding as of December 31, 2011 is 14%, and the average term of each loan is approximately 41 months.

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

Investment Policy

We derive a substantial portion of our income by originating, purchasing, participating in and holding for investment mortgage and mezzanine loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots that will be marketed and sold to home builders. We also offer credit enhancements to developers in the form of loan guarantees to third-party lenders, letters of credit issued for the benefit of third-party lenders and similar credit enhancements. In the typical credit enhancement transaction, we charge the borrower a credit enhancement fee of generally 3% to 7% of the projected maximum amount of our outstanding credit enhancement obligation for each 12-month period such obligation is outstanding, in addition to any costs that we may incur in providing the credit enhancement. We cannot guarantee that we will obtain a 3% to 7% credit enhancement fee. The actual amount of such charges will be based on the risk perceived by our general partner to be associated with the transaction, the value of the collateral associated with the transaction, our security priority as to the collateral associated with the transaction, the form and term of the credit enhancement, and our overall costs associated with providing the credit enhancement.

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

Cash available for distributions consists of the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering). Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions. Monthly distributions are currently paid to the limited partners as a 9.75% annualized return, assuming a purchase price of $20.00 per unit, on a pro rata basis based on the number of days the limited partner has been invested in the Partnership. Retained earnings would contain a surplus if the cash available for distribution less the 9.5% reserve exceeded the monthly distributions to the general partner and limited partners. Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distributions to the general partner and limited partners. It is the intent of management to monitor and distribute such surplus on an annual basis.

The chart below summarizes the approximate aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of December 31, 2011 and 2010:

	As of December 31,
	2011		2010
General Partner	$15,342,000	(1)	$10,919,000	(2)
Limited Partners	124,457,000	(3)	89,358,000	(4)
Retained Earnings Reserve	5,271,000		2,663,000
Retained Earnings Deficit	(8,801,000)		(7,402,000)

(1)	approximately $13.7 million paid in cash and $1.6 million has been declared, but not paid.

(2)	approximately $7.9 million paid in cash and $3.0 million has been declared, but not paid.

(3)	approximately $81.6 million paid in cash and approximately $42.9 million reinvested in 2,144,754 units of limited partnership interest under our DRIP and Secondary DRIP.

(4)	approximately $57.4 million paid in cash and approximately $32.0 million reinvested in 1,601,146 units of limited partnership interest under our DRIP and Secondary DRIP.

Security

Our mortgage notes receivable are generally secured by:

•	the parcels of land to be developed (which secure 75% of our mortgage notes receivable as of December 31, 2011);
•	a pledge of some or all of the equity interests in the developer entity (which secures 67% of our mortgage notes receivable as of December 31, 2011);
•	additional assets of the developer, including parcels of undeveloped and developed real estate (which secure 68% of our mortgage notes receivable as of December 31, 2011); and
•	personal guarantees of the principals of the developer entity (which secure 65% of our mortgage notes receivable as of December 31, 2011).

If there is no third-party financing for a development project, our lien on the subject parcels is a first priority lien. If there is third-party financing, our lien on the subject parcels is subordinate to such financing. We enter each loan prepared to assume or retire any senior debt if necessary to protect our capital. We seek to enter into agreements with third-party lenders that require the third-party lenders to notify us of a default by the developer under the senior debt and allow us to assume or retire the senior debt upon any default under the senior debt. 8 of the 29 loans outstanding as of December 31, 2011, representing approximately 10% of the aggregate principal amount of the outstanding loans, are secured by a first lien on the respective property; 9 of the 29 loans outstanding as of December 31, 2011, representing approximately 10% of the aggregate principal amount of the outstanding loans, are secured by a second lien on the respective property; 3 of the 29 loans outstanding as of December 31, 2011, representing approximately 49% of the aggregate principal amount of the outstanding loans, are secured by a co-investment (which are secured by multiple properties through second liens, pledges of ownership interests and guarantees, as described below); 7 of the 29 loans outstanding as of December 31, 2011, representing approximately 6% of the aggregate principal amount of the outstanding loans, are secured by a pledge of the ownership interest of the borrower or entity which holds title to the property; and 2 of the 29 loans outstanding as of December 31, 2011, representing approximately 25% of the aggregate principal amount of the outstanding loans, are secured by other types of security interests. Co-investments are mezzanine loans that are secured by multiple projects in which an affiliate has also invested. Co-investment loans are cross-collateralized and are secured by second liens in finished lots and entitled land, pledges of the ownership interests in the borrowing entities, and guarantees. We enter into collateral-sharing arrangements with our affiliates and our borrowers that allocate the proceeds of the co-investment collateral between us and our affiliates. Under these collateral-sharing arrangements, we are generally entitled to receive 50-75% of collateral proceeds. In the event of a borrower’s bankruptcy, we are entitled to receive 100% of the collateral proceeds after payment of the senior lenders, ahead of payment to our affiliates.

Mortgage notes that are secured only by a pledge of ownership interests may not be as valuable as notes secured by a first lien in the event of a loan default, as there may be liens on the property and the borrower’s only source of cash flow and only asset may be the property itself. To mitigate this risk, we sometimes make co-investment loans secured by multiple pledges of ownership interests and collateral-sharing agreements with our affiliates which permit us to share in the proceeds of second liens. Furthermore, most of our real estate loans, including loans made to entities affiliated with our general partner, have the benefit of unconditional guarantees of the developer and/or its parent company and pledges of additional assets of the developer. The use of pledges of ownership interests allows us to more quickly obtain ownership of a property when the borrower has defaulted on a loan, thus allowing us to more quickly determine future actions regarding the property. Where the borrower owns more than one property, the use of pledges may provide us with additional sources of repayment. In addition, loans made to the same borrower or related borrowers are cross-collateralized, unless cross-collateralization is prohibited by the borrower’s senior lender or the investors in the related borrowers are materially different.

We obtain an appraisal in conjunction with the initial underwriting and origination of each loan in our portfolio. In some cases, we may use an appraisal that has been prepared for another third-party lender, such as a commercial bank. We are not required to reappraise any individual asset; however, we generally will obtain an updated appraisal within 36 months from the date we originate our loan. We actively manage our portfolio, reviewing development timelines and budgets, market absorption rates and trends, lot and land prices, homebuilder performance and third-party market studies to evaluate the value of our collateral on a real time and continuous basis.

Underwriting Criteria

When selecting mortgage loans and investments that we intend to originate or purchase, our general partner adheres to the following underwriting criteria:

•	Liens. All loans and investments made by us must be evidenced by a note and must be secured (1) by a first or second lien that is insured by a title insurance company, (2) by a pledge of the partnership interests in the special purpose entity holding the property or by both a subordinate lien position and a pledge of the partnership interests in the special purpose entity, or (3) by a commitment as to the priority of the loan or the condition of title. In addition, our loans and investments may be secured by a pledge of additional ownership interests of the developer and its affiliates in other development projects.
•	Interest Rate. We seek to originate loans bearing interest at rates ranging from 10% to 16% per annum.
•	Term and Amortization. We currently do not have a policy that establishes a minimum or maximum term for the loans we may make, nor do we intend to establish one. Loans typically are structured as interest-only notes with balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender, i.e., the conditions under which principal is repaid to the senior lender, if any.
9

•	Geographical Boundaries. We may buy or originate loans in any of the 48 contiguous United States. As of December 31, 2011, we have originated loans in Texas, Colorado, Arizona and New Mexico.

As part of our evaluation of a potential borrower, we will generally obtain and review personal and entity tax returns, personal and entity financial statements and entity organizational documents and certificates of good standing for each potential borrower or guarantor. In addition, we retain the right to receive updated financial statements and tax returns from any borrower or guarantor as long as our loan is outstanding.

Credit Facility

On September 21, 2009, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, the Partnership entered into a Loan and Security Agreement (the “Loan Agreement”) with Wesley J. Brockhoeft, an unaffiliated individual (the “Lender”), pursuant to which the Lender provided the Partnership with a revolving credit facility in the maximum principal amount of $15 million (the “Brockhoeft Credit Facility”). The interest rate on the Brockhoeft Credit Facility is equal to 10% per annum. Accrued interest on the outstanding principal amount of the Brockhoeft Credit Facility is payable monthly. The Brockhoeft Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets. In consideration of the Lender originating the Brockhoeft Credit Facility, the Partnership paid the Lender an origination fee in the amount of $300,000. On June 21, 2010, the Partnership entered into the First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”), pursuant to which the maturity date on the Brockhoeft Credit Facility was extended from September 20, 2010 to June 21, 2012. In addition, in accordance with the Amended Loan Agreement, the Partnership’s existing and future assets secure its guaranty of a $15 million loan (the “UDF I – Brockhoeft Loan”) from the Lender in favor of UDF I, an affiliated Delaware limited partnership. In connection with making the guaranty, the Partnership receives from UDF I a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft loan. The Amended Loan Agreement also provides for cross-default of the Brockhoeft Credit Facility with the UDF I – Brockhoeft Loan. In consideration for amending the Brockhoeft Credit Facility and extending the maturity date, the Partnership paid the Lender an amendment fee in the amount of $150,000. We believe that financial institutions continue to severely reduce the number of loans made to entities involved in real estate, but also that the interest rate and terms of the Brockhoeft Credit Facility and the Amended Loan Agreement are consistent with those offered by financial institutions for similar credit facilities.

The intended purpose of the Brockhoeft Credit Facility is to utilize it as a transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allows the Partnership to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Partnership does not intend to use the Brockhoeft Credit Facility to provide long-term or permanent leverage on Partnership investments. Proceeds from the operations of the Partnership will be used to repay the Brockhoeft Credit Facility. As of December 31, 2011, $15 million in principal was outstanding under the Brockhoeft Credit Facility. Interest expense associated with the Brockhoeft Credit Facility was approximately $1.5 million for the year ended December 31, 2011.

Borrowing Policies

The Partnership Agreement authorizes us to borrow funds up to an amount equal to 70% of the aggregate fair market value of all of our mortgage notes receivable. We are permitted by our Partnership Agreement to borrow money to:

•	acquire or make mortgage loans;
10

•	prevent defaults under senior loans or discharge them entirely if that becomes necessary to protect our interests; or
•	assist in the development or sale of any real property that we have taken over as a result of default.

If our general partner determines it is advantageous to us, we may borrow money only if such borrowings do not constitute “acquisition indebtedness” as such term is defined in Section 514 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and the Treasury Regulations and rulings there under. Our use of leverage increases our risk of loss, however, because defaults on indebtedness secured by our assets may result in lenders initiating foreclosure of our assets.

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

Our general partner periodically reviews our investment activity to attempt to ensure that we do not come within the application of the Investment Company Act of 1940, as amended (the “Investment Company Act”). Among other things, our general partner monitors the proportion of our portfolio that is placed in various investments and changes in law with the intent to structure the portfolio so that we do not come within the definition of an “investment company” under the Investment Company Act. See “Item 1A, Risk Factors – Risks Related to Our Business in General – Limited partners’ returns will be reduced if we are required to register as an investment company under the Investment Company Act.”

Conflicts of Interest

We do not have any officers, employees or directors, and we depend entirely on our general partner and its affiliates to manage our operations. As a result, we are subject to various conflicts of interest arising out of our relationship with our general partner and its affiliates, including conflicts related to the arrangements pursuant to which our general partner and its affiliates will be compensated by us. All of our agreements and arrangements with our general partner and its affiliates, including those relating to compensation, are not the result of arm’s length negotiations. However, we believe that all of our agreements and arrangements with our general partner and its affiliates, including those relating to compensation, are consistent with the NASAA Mortgage Program Guidelines regarding conflicts of interest. In addition, our legal counsel, Morris, Manning & Martin, LLP, and our independent registered public accounting firm, Whitley Penn LLP, are independent entities who were selected by our general partner to provide services to us, our general partner and other entities affiliated with our general partner. If the interests of the various parties become adverse, they may face conflicts of interest and may be precluded from representing any one or all of such parties.

Our general partner, who makes all of our investment decisions, is responsible for managing our affairs on a day-to-day basis and for identifying and making loans on our behalf. UMT Holdings holds 99.9% of the limited partnership interests in our general partner. UMT Services owns the remaining 0.1% of the limited partnership interests in our general partner and serves as its general partner. Theodore “Todd” F. Etter, Jr. and Hollis M. Greenlaw, who are directors of UMT Services, own 100% of the equity interests in UMT Services. UMT Services is the general partner and owns 0.1% of the limited partnership interests in UMT Holdings. The remaining 99.9% of the limited partnership interests in UMT Holdings are held as follows as of December 31, 2011: Todd F. Etter (30.00%), Hollis M. Greenlaw (30.00%), Craig A. Pettit (5.00%), Christine A. Griffin (1.95%), Timothy J. Kopacka (4.84%), William E. Lowe (1.06%), Michael K. Wilson (7.41%), Ben L. Wissink (10.09%), Cara D. Obert (4.82%) and Melissa H. Youngblood (4.83%). For more information regarding the relationships of our key personnel to our general partner and its affiliates, see the diagram below and “Item 10, Directors, Executive Officers and Corporate Governance – Key Personnel.”

Our general partner was organized in March 2003 and serves as the asset manager for UDF I and UDF II, each a Delaware limited partnership and a related party. An affiliate of our general partner serves as the advisor to United Mortgage Trust (“UMT”) and UDF IV, each of which is a Maryland real estate investment trust. Our general partner serves as the asset manager for UDF IV. Our general partner manages and is also the general partner of UDF LOF, a Delaware limited partnership and a related party. UDF I, UDF II, UDF LOF and UDF IV are real estate finance companies that engage in the business in which we engage and in which we intend to engage. The chart below indicates the relationships between our general partner and its affiliates.

(1)	Todd F. Etter and Hollis M. Greenlaw each own one-half of the equity interests in UMT Services. Messrs. Etter and Greenlaw and Michael K. Wilson serve as directors of UMT Services. UMT Services serves as general partner of UMTH General Services, L.P. (“General Services”), an affiliate of our general partner, Land Development.

(2)	UMT Services serves as the general partner and owns 0.1% of the limited partnership interests in UMT Holdings. The remaining 99.9% of the limited partnership interests in UMT Holdings are held as follows as of December 31, 2011: Todd F. Etter (30.00%), Hollis M. Greenlaw (30.00%), Craig A. Pettit (5.00%), Christine A. Griffin (1.95%), Timothy J. Kopacka (4.84%), William E. Lowe (1.06%), Michael K. Wilson (7.41%), Ben L. Wissink (10.09%), Cara D. Obert (4.82%) and Melissa H. Youngblood (4.83%).

(3)	UMT Services serves as the general partner and owns 0.1% of the limited partnership interests in each of General Services and Land Development. UMT Holdings owns the remaining 99.9% of the limited partnership interests in each of General Services and Land Development, our general partner. Land Development also serves as the asset manager for UDF I, UDF II, UDF IV and UDF LOF.

(4)	United Development Funding, Inc. is owned 33.75% by each of Messrs. Greenlaw and Etter, 22.5% by Mr. Kopacka, and 10% by Ms. Griffin.

(5)	United Development Funding II, Inc. is owned 50% by each of Messrs. Etter and Greenlaw.

(6)	Land Development owns 100% of the general partnership and limited partnership interests in UDF Land GenPar, L.P.

(7)	General Services serves as the advisor for UMT.

(8)	United Development Funding, Inc. serves as general partner for UDF I and owns a 0.02% general partnership interest, Land Development owns a 49.99% subordinated profits interest, and unaffiliated limited partners own the remaining 49.99% of the interests in UDF I.

(9)	United Development Funding II, Inc. serves as general partner for UDF II and owns a 0.1% general partnership interest, Land Development owns a 49.95% subordinated profits interest, and unaffiliated limited partners own the remaining 49.95% of the interests in UDF II.

(10)	Land Development serves as our general partner and holds a 0.01% general partner interest. Approximately 8,900 limited partners, as of December 31, 2011, own 99.99% of our limited partnership units.

(11)	UDF Land GenPar, L.P. serves as the general partner for UDF LOF and holds a 0.01% general partnership interest. UDF Land GenPar, L.P. also holds a subordinated profit participation interest in UDF LOF. The investors who purchase units in the private offering by UDF LOF will own 99.9% of the limited partnership interests. As of December 31, 2011, approximately 590 limited partners held interests in UDF LOF.

(12)	General Services serves as the advisor to UDF IV. Land Development serves as the asset manager to UDF IV. UMT Holdings owns 10,000 of UDF IV’s shares of beneficial interest as of December 31, 2011.

Because we were organized and are operated by our general partner, conflicts of interest will not be resolved through arm’s length negotiations but through the exercise of our general partner’s judgment consistent with its equal fiduciary responsibility to its limited partners and each of the other partnerships for which our general partner serves as general partner and our investment objectives and policies. Our general partner uses its best efforts to assure that we are treated at least as favorably as any other affiliated program. Furthermore, our Partnership Agreement provides that our general partner will have no liability, and that we will indemnify our general partner for any obligations, losses, damages, costs or other liabilities, arising out of any action or failure to act that the general partner in good faith determines was in our best interest, provided its action or failure to act did not constitute negligence or misconduct. See “Item 13, Certain Relationships and Related Transactions, and Director Independence – Policies and Procedures for Transactions with Related Persons,” for a discussion of our policies and procedures for resolving potential conflicts of interest.

Housing Industry

The U.S. housing market suffered declines over the past five years, particularly in geographic areas that had previously experienced rapid growth, steep increases in property values and speculation.  In 2009, the homebuilding industry was focused on further reducing supply and inventory overhang of new single-family homes. In 2010, national and regional homebuilders increased the number of homes constructed from the number constructed in 2009. In 2011, the number of new homes constructed fell slightly from 2010 as homebuilders adjusted to the expiration of the federal homebuyer tax credit, which we believe pulled demand forward at the expense of the following sales season. We believe that while demand for new homes has been affected across the country by the general decline of the housing industry, the housing markets in the geographic areas in which we have invested and intend to invest have not been impacted as greatly. Further, we believe that, as a result of the inventory reductions and corresponding lack of development over the past few years, the supply of new homes and finished lots have generally aligned with market demand in most real estate markets such that more homes will be started in 2012 than in 2011. We also believe that we will see continued demand for our products in 2012.

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

Regulations

All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Under limited circumstances, a secured lender, in addition to the owner of real estate, may be liable for clean-up costs or have the obligation to take remedial actions under environmental laws, including, but not limited to, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. Some of these laws and regulations may impose joint and several liability for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell such property or to use the property as collateral for future borrowing.

In addition, as a non-bank lender of commercial loans, we are subject to various state and federal regulations regarding usury laws. State and federal usury laws limit the interest that lenders are entitled to receive on a mortgage loan. In determining whether a given transaction is usurious, courts may include charges in the form of “points” and “fees” as “interest,” but may exclude payments in the form of “reimbursement of foreclosure expenses” or other charges found to be distinct from “interest.” While we contract for interest at a rate that is less than or equal to the applicable maximum amount of non-usurious interest and our loan documents and Texas law provide us with an opportunity to cure usurious charges, if the amount charged for the use of the money loaned is found to exceed a statutorily established maximum rate (under Texas law, the current maximum amount of non-usurious interest is 18% per annum) and we fail to cure, the form employed and the degree of overcharge are both immaterial to the determination that the loan is usurious. Statutes differ in their provision as to the consequences of a usurious loan. One group of statutes requires the lender to forfeit the interest above the applicable limit or imposes a specified penalty. Under this statutory scheme, the borrower may have the recorded mortgage or deed of trust cancelled upon paying its debt with lawful interest, or the lender may foreclose, but only for the debt plus lawful interest. Under a second, more severe type of statute, a violation of the usury law results in the invalidation of the transaction, thereby permitting the borrower to have the recorded mortgage or deed of trust cancelled without any payment (thus prohibiting the lender from foreclosing).

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

Available Information

We electronically file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. Copies of our filings with the SEC may be obtained from the web site maintained by our sponsor at http://www.udfonline.com or at the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge. We are not incorporating our sponsor’s website or any information from the website into this Annual Report on Form 10-K.

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

We believe that the difficult conditions within the homebuilding industry reached a bottom in early 2009 and demand continues to be challenged in many markets. According to a joint release from the U.S. Department of Housing and Urban Development and the Census Bureau, the sale of new single-family homes in December 2011 was estimated to be at a seasonally-adjusted rate of 324,000, approximately 1,000 units below the December 2010 estimate. The median sales price of new homes sold in December 2011 was $216,500; the average sales price was $264,900. The seasonally-adjusted estimate of new houses for sale at the end of December 2011 was 154,000, representing a supply of 5.7 months at the December 2011 sales rate.

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

We also believe that the liquidity provided by Fannie Mae (Federal National Mortgage Association) and Freddie Mac (Federal Home Loan Mortgage Corporation) (“Government Sponsored Enterprises” or “GSEs”) to the mortgage industry is very important to the housing market. These entities have reported severe losses as a result of deteriorating housing and credit market conditions. These losses have reduced their equity and limited their ability to acquire mortgages. The director of the Federal Housing Finance Agency (“FHFA”), James B. Lockhart III, on September 7, 2008 announced his decision to place Fannie Mae and Freddie Mac into a conservatorship run by FHFA. That plan contained three measures: an increase in the line of credit available to the GSEs from the U.S. Treasury, so as to provide liquidity; the right of the U.S. Treasury to purchase equity in the GSEs, so as to provide capital; and a consultative role for the Federal Reserve in a reformed GSE regulatory system. The U.S. Treasury later announced a further increase in the line of credit available to the GSEs, providing guaranteed backing for all losses that they suffer.  The U.S. Treasury’s support of the two GSEs while under conservatorship of the FHFA was intended to promote stability in the secondary mortgage market and lower the cost of funding. The GSEs modestly increased their mortgage-backed securities portfolios through the end of 2009. Then, to address systemic risk, their portfolios began to be gradually reduced, largely through natural run off, and will eventually stabilize at a lower, less risky size. To further support the availability of mortgage financing for millions of Americans, the U.S. Treasury initiated a temporary program to purchase GSE mortgage-backed securities, which expired with the U.S. Treasury’s temporary authorities in December 2009.  Coinciding with the Treasury purchase program was the Federal Reserve, which purchased $1.25 trillion worth of mortgage-backed securities through the end of March 2010.  This program ended on March 31, 2010, as scheduled by the Federal Reserve. On September 21, 2011, the Federal Reserve announced that it would begin reinvesting the principal payments from its mortgage-backed securities holdings into additional purchases of agency mortgage-backed securities to help further support conditions in mortgage markets. As of the date of this annual report, the 30-year fixed-rate single-family residential mortgage interest rate remains significantly below the rate that was available at the conclusion of the period of the Federal Reserve purchases in March 2010. Any limitations or restrictions on the availability of financing or on the liquidity provided by the GSEs could adversely affect interest rates and mortgage availability and could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our limited partners.

The homebuilding industry’s strategies in response to the adverse conditions in the industry have had limited success, and the continued implementation of these and other strategies may not be successful.

Since the downturn began, most homebuilders have been focused on generating positive operating cash flow, resizing and reshaping their product for a more price-conscious consumer and adjusting finished new home inventories to meet demand, and did so in many cases by significantly reducing the new home prices and increasing the level of sales incentives. Since reaching a peak of approximately 1,283,000 new home sales in 2005, new home sales have declined each year, year-over-year, to a low of approximately 304,000 new home sales in 2011. We believe that the continued decline in new home sales is largely due to a decrease in consumer confidence, due principally to the constant and negative national housing, financial industry, and economic news. A more restrictive mortgage lending environment, unemployment and the inability of some buyers to sell their existing homes have also impacted new home sales. Many of the factors that affect new home sales are beyond the control of the homebuilding industry.

A decrease in the number of new homes sold may increase the likelihood of defaults on our loans and, consequently, may reduce our ability to pay distributions to our limited partners. It is uncertain how long the reduction in sales and the increased level of cancellations will continue.

Increases in interest rates, reductions in mortgage availability or increases in other costs of owning a home could prevent potential customers from buying new homes and adversely affect our business or our financial results.

Demand for new homes is sensitive to changes in housing affordability. Most new home purchasers finance their home purchases through lenders providing mortgage financing. During 2009, 2010, and 2011, the mortgage lending industry experienced significant instability. As a result of increased default rates and governmental initiatives to improve capital ratios, many mortgage lenders have tightened credit requirements and have reduced the amount of their lending with regard to residential mortgage loans. Fewer loan products, stricter loan qualification standards, and higher down payment requirements have made it more difficult for many potential homebuyers to finance the purchase of homes. Increases in interest rates may make houses more difficult to afford. Lack of availability of mortgage financing at acceptable rates reduces demand for homes.

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
20

The length and severity of any economic downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

The loans we make will have a higher risk than conventional real estate loans on residential properties.

We originate and purchase loans in respect of affiliated and unaffiliated third parties which are used by the borrowers to develop vacant parcels. Improvements made by such borrowers may, but will not necessarily, increase the value of the subject parcels. The loans are represented by notes that are secured by either a subordinated lien on the parcel if the developer has a development loan senior to our loan, or a first lien if we are the senior lender. In some instances where the subject parcel is encumbered by a lien in favor of a third party, we may, at our option, become the senior lender in order to protect the priority of our lien on the parcels. Our loans may also be secured by other assets of the developer. While we seek to obtain an unconditional guarantee of the developer and/or its parent companies to further secure the developer’s obligations to us, we cannot assure limited partners that we will obtain such an unconditional guarantee in all cases. If a default occurs under one or more of our loans, payments to us could be reduced or postponed. Further, in the event of a default, we may be left with a security or an ownership interest in an undeveloped or partially developed parcel of real estate, which may have less value than a developed parcel. The guarantee of the developer and/or its parent companies and other pledged assets, if any, may be insufficient to compensate us for any difference in the amounts due to us under a development loan and the value of our interest in the subject parcel.

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

Our success depends on the diligence, experience and skill of certain executive officers and other key personnel of our general partner, including Todd F. Etter, Hollis M. Greenlaw, Michael K. Wilson, Ben L. Wissink, Melissa H. Youngblood and Cara D. Obert. Although our general partner or its affiliates have employment contracts with key personnel, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our general partner or its affiliates. Our general partner, or affiliates of our general partner, have obtained key person life insurance policies on Mr. Hollis M. Greenlaw, Mr. Todd F. Etter and Mr. Ben L. Wissink. We have not obtained life insurance policies on any other key personnel involved in our operations and, therefore, have no insulation against extraneous events that may adversely affect their ability to implement our investment strategies. We believe that our future success depends, in large part, upon our general partner’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for highly skilled managerial, operational and marketing personnel is intense, and we cannot assure limited partners that we will be successful in attracting and retaining such personnel. The loss of any key person could harm our business, financial condition, cash flow and results of operations. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategy could be delayed or hindered.

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

Certain of the principals of our general partner, including Mr. Etter, Mr. Greenlaw, Michael K. Wilson, Ben L. Wissink, Melissa H. Youngblood and Cara D. Obert, are also principals, directors, employees, officers and equity holders of other entities, including UDF I, UDF II, UDF IV, UDF LOF, UMT Holdings and UMT Services, and they may also in the future hold positions with, and interests in, other entities engaged in real estate activities. These multiple responsibilities may create conflicts of interest for these individuals if they are presented with opportunities that may benefit us and their other affiliates. These individuals may be incentivized to allocate opportunities to other entities rather than to us if they are more highly compensated based on investments made by other entities. In determining which opportunities to allocate to us and to their other affiliates, these individuals will consider the investment strategy and guidelines of each entity. Because we cannot predict the precise circumstances under which future potential conflicts may arise, we intend to address potential conflicts on a case-by-case basis. There is a risk that our general partner will choose an investment for us that provides lower returns to us than a loan made by one of our affiliates. Our Partnership Agreement provides that it shall be deemed not to be a breach of any obligation our general partner has to us or our limited partners for the general partner or its affiliates to engage in other business activities in preference to or to the exclusion of us. The Partnership Agreement also expressly states that the general partner has no obligation to present business opportunities to us.

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

As of December 31, 2011, we have not entered into any joint ventures. As of December 31, 2011, we have co-invested in one loan originated by an affiliate, UMT, with an outstanding balance of approximately $65.5 million. In addition, as of December 31, 2011, one affiliate, UDF IV, has participated in five loans we have originated for approximately $12.2 million, and another affiliate, UDF LOF, has participated in three loans we have originated for approximately $18.0 million. See “Item 13, Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons” for further discussion of these investments.

Our general partner will face additional conflicts of interest relating to loan participations with affiliated entities and may make decisions that disproportionately benefit one or more of our affiliated entities instead of us.

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

Because our general partner and its affiliates control us, UDF I, UDF II, UDF IV and UDF LOF, agreements and transactions among the parties with respect to any loan participation among two or more of such parties will not have the benefit of an arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these loan participation arrangements, we may not have a first priority position with respect to the underlying collateral. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. In addition, to the extent that our co-venturer is an affiliate of our general partner, certain conflicts of interest will exist.

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

Limited partners’ returns will be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered as an investment company under the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;
•	restrictions on specified investments;
•	prohibitions on transactions with affiliates; and
•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We intend to conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We intend to qualify for an exclusion from registration under Section 3(c)(5)(C) of the Investment Company Act, which generally means that at least 55% of our portfolio must be comprised of qualifying real estate assets and at least another 25% of our portfolio must be comprised of additional qualifying real estate assets and real estate-related assets. Although we monitor our portfolio periodically and prior to each acquisition, we may not be able to maintain this exclusion from registration. How we determine to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC in the past. We believe that we have conducted our operations to comply with these no-action positions. However, these no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC will concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

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

Effective October 15, 2010, except as described below for redemptions upon the death of a limited partner, the purchase price for the redeemed units, for the period beginning after a limited partner has held the units for a period of one year, is equal to (i) 92% of the Estimated Unit Value (as defined below) for any units held less than two years, (ii) 94% of the Estimated Unit Value for any units held for at least two years but less than three years, (iii) 96% of the Estimated Unit Value for any units held at least three years but less than four years, (iv) 98% of the Estimated Unit Value for any units held at least four years but less than five years; and (v) 100% of the Estimated Unit Value for any units held at least five years. The price the Partnership will pay for redeemed units will be offset by any net proceeds from capital transactions previously distributed to the redeeming limited partner in respect of such units as a return of his or her capital contributions.  In addition, effective October 15, 2010, the purchase price for units redeemed upon the death of a limited partner is equal to 100% of the Estimated Unit Value, with the aggregate annual number of units redeemed for all deceased limited partners not to exceed 1% of units outstanding in the preceding twelve-month period. The price the Partnership will pay for units redeemed upon the death of a limited partner will be offset by any net proceeds from capital transactions previously distributed to the deceased limited partner, or his or her estate, in respect of such units as a return of capital contributions. For purposes of establishing the redemption price per unit, “Estimated Unit Value” shall mean the most recently disclosed reasonable estimated value of the Partnership’s units of limited partnership interest as determined by our general partner. On March 6, 2012, our general partner determined the Estimated Unit Value to be $20.00 per unit, which will be used as the Estimated Unit Value until such time as our general partner provides a new estimated value of the Partnership’s units of limited partnership interest.

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

We may invest up to 25% of the gross offering proceeds in loans to purchase unimproved land, and as of December 31, 2011, we have invested 1% of the gross offering proceeds in such loans. For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics: (a) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

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

We expect that we will be the junior lender with respect to many of our loans. We may invest in (a) second mortgage loans (some of which are also secured by pledges), which investments represent 10% of the gross offering proceeds as of December 31, 2011; (b) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 52% of the gross offering proceeds as of December 31, 2011; (c) mezzanine loans (which are secured by pledges), which investments represent 27% of the gross offering proceeds as of December 31, 2011; and (d) wraparound mortgage loans, which investments represent 0% of the gross offering proceeds as of December 31, 2011. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Many of our loans will require balloon payments or reductions to principal tied to net cash, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any), and as of December 31, 2011, 100% of our loans have balloon payments or reductions to principal tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to a greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We have made and will continue to make and acquire interest-only loans or loans requiring reductions to accrued interest tied to net cash, and as of December 31, 2011, 100% of the loans we have made and acquired are interest-only loans or loans requiring reductions to accrued interest tied to net cash. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans, which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing mortgage loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrower’s monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less diversity and may increase risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 5% of the total amount raised in the Offering, or (b) $2.5 million to $12.5 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Loans to or from any one borrower will not exceed an amount greater than 20% of the total capital contributions raised in the Offering, and as of December 31, 2011, our largest loan to or from any one borrower is equal to 20% of the total capital contributions raised in the Offering.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of December 31, 2011, we have invested 45% of our offering proceeds in 11 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

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

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as of December 31, 2011, the highest interest rate we have charged on an annualized basis is 18%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our limited partners.

We have borrowed money to provide transitory indebtedness, which may increase our limited partners’ risks if a default occurs.

We have utilized, and may continue to utilize, credit facilities as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, such as utilizing borrowings under the credit facilities to fund identified investments pending receipt of proceeds from the partial or full repayment of loans.

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

All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Under limited circumstances, a secured lender, in addition to the owner of real estate, may be liable for clean-up costs or have the obligation to take remedial actions under environmental laws, including, but not limited to, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. Some of these laws and regulations may impose joint and several liability for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell such property or to use the property as collateral for future borrowing.

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

While we intend to enter into loans and agreements with respect to properties throughout the United States, we have thus far funded loans relating to properties located in Texas, Colorado, Arizona and New Mexico. We may enter into transactions with respect to properties located in Florida and California when homes and land inventories are aligned and prices correct in these markets. If the residential real estate market or general economic conditions in these geographic areas decline, the developers’ ability to sell completed project parcels located in these areas may be impaired, we may experience a greater rate of default on the loans we make with respect to properties in these areas and the value of the parcels that secure our loans in these areas could decline. Any of these events could materially adversely affect our business, financial condition or results of operations more so than if our investments were more geographically diversified.

We cannot at the present time predict the unintended consequences and market distortions that may stem from far-ranging governmental intervention in the economic and financial system or from regulatory reform of the oversight of financial markets.

The U.S. government, the Federal Reserve, the U.S. Treasury, the SEC and other governmental and regulatory bodies have taken or are taking various actions to address the financial crisis. The far-ranging government intervention in the economic and financial system may carry unintended consequences and cause market distortions. We are unable to predict at this time the extent and nature of such unintended consequences and market distortions, if any. In addition, the United States Congress and/or various state and local legislatures may enact legislation or regulatory action designed to address the recent economic crisis or for other purposes that could have a material and adverse effect on our ability to execute our business strategies. We cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on our business, results of operations and financial condition.

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

If limited partners fail to meet the fiduciary and other standards under the Employee Retirements Income Securities Act of 1974, as amended (“ERISA”), or the Internal Revenue Code as a result of an investment in our units, they could be subject to civil (and criminal, if their failure is willful) penalties.

There are special considerations that apply to tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans described in Section 3(3) of ERISA and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as IRAs or annuities described in Sections 408 or 408A of the Internal Revenue Code, annuities described in Sections 403(a) or (b) of the Internal Revenue Code, Archer Medical Savings Accounts described in Section 220(d) of the Internal Revenue Code, health savings accounts described in Section 223(d) of the Internal Revenue Code, and Coverdell education savings accounts described in Section 530 of the Internal Revenue Code) that are investing in our units. If investors are investing the assets of a plan or IRA in our units, they should satisfy themselves that, among other things:

•	their investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code applicable to their plan or IRA, and other applicable provisions of ERISA and the Internal Revenue Code applicable to their plan or IRA;
•	their investment is made in accordance with the documents and instruments governing their plan or IRA (including their plan’s investment policy, if applicable);
•	their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and all other applicable provisions of ERISA and the Internal Revenue Code that may apply to their plan or IRA;
•	their investment will not impair the liquidity needs of the plan or IRA, including liquidity needs to satisfy minimum and other distribution requirements and tax withholding requirements that may be applicable;
•	their investment will not produce UBTI for the plan or IRA;
•	they will be able to value the assets of the plan or IRA annually or more frequently in accordance with ERISA and Internal Revenue Code requirements and any applicable provisions of the plan or IRA;
•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code; and
•	our assets will not be treated as “plan assets” of their plan or IRA.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil (and, if willful, criminal) penalties and could subject the responsible fiduciaries to liability and equitable remedies. In addition, if an investment in our units constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the “party-in-interest” or “disqualified person” who engaged in the prohibited transaction may be subject to the imposition of excise taxes with respect to the amount involved, and for IRAs, the tax-exempt status of the IRA may be lost.

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

In the event our assets are deemed to constitute plan assets, or if certain transactions undertaken by us are deemed to constitute prohibited transactions under ERISA or the Internal Revenue Code and no exemption for such transactions applies or is obtainable by us, our general partner has the right, but not the obligation, upon notice to all limited partners, but without the consent of any limited partner to:

—	terminate the Secondary DRIP;
•	compel a termination and dissolution of UDF III; or
•	restructure our activities to the extent necessary to comply with any exemption in the Department of Labor regulations or any prohibited transaction exemption granted by the Department of Labor or any condition that the Department of Labor might impose as a condition to granting a prohibited transaction exemption.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our limited partnership units, and we do not expect that one will develop. This illiquidity creates a risk that a limited partner may not be able to sell units at a time or price acceptable to the limited partner. In February 2009, the Financial Industry Regulatory Authority (“FINRA”) issued a notice to broker-dealers that sell units of non-traded real estate direct participation programs, such as the Partnership’s. This notice informed broker-dealers that they may not report in a customer account statement an estimated unit value that is developed from data more than 18 months old, which in effect requires non-traded direct participation programs to provide broker-dealers with an estimated value per unit of limited partnership interest within 18 months of the completion of their offering stage. We completed our offering stage in April 2009. Accordingly, to meet FINRA guidelines, on October 22, 2010 and March 6, 2012, Land Development, our general partner, approved an estimated value of our units of limited partnership interest equal to $20.00 per unit. In making a determination of the estimated value of our units, Land Development assessed our assets, less liabilities, per unit and the execution of our business model set forth in the prospectus regarding our initial public offering of limited partnership interests. Land Development also engaged an independent firm specializing in the valuation of businesses, partnerships and intellectual property, which derived a range of estimated values per unit using various valuation analyses. The estimated value per unit determined by Land Development is within the range of values derived by the independent firm.

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

The value of the Partnership’s units will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. The Partnership will update the estimated unit value from time to time, and our general partner may engage an independent valuation firm to assist in this valuation. The Partnership currently expects to update its estimated unit value within 12 to 18 months of March 6, 2012.

Unit Redemption Program

Limited partners who have held their units for at least one year may request that the Partnership repurchase their units, subject to the pricing and significant terms and conditions described in Note I to the Financial Statements included elsewhere in this Annual Report. A limited partner wishing to have units repurchased must mail or deliver in writing a request to the Partnership indicating such desire. However, effective June 30, 2009, in order to conserve cash and in response to increasing requests for redemptions, we limited our redemptions primarily to those requested as a result of death, disability and exigent circumstances, to the extent our general partner determines there are sufficient funds to redeem units. No units have been redeemed since May 2010.

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

The Partnership complies with the Distinguishing Liabilities from Equity topic of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Partnership to repurchase limited partner units be classified as liabilities and reported at settlement value.  We believe that limited partner units tendered for redemption by the unit holder under the Partnership’s unit redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our general partner.  At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of December 31, 2011, we did not have any approved redemption requests included in our liabilities.

Holders

As of March 1, 2012, we had 18,415,451 limited partnership units outstanding that were held by a total of approximately 8,940 limited partners.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan pursuant to which investors may elect to have a portion of the full amount of their distributions from us reinvested in additional units. As of December 31, 2011, we were offering 5,000,000 units for sale pursuant to our Secondary DRIP at $20 per unit, which will be available until we sell all $100,000,000 worth of units being offered pursuant to the Secondary DRIP; provided, however, that our general partner may terminate the offering of units pursuant to the Secondary DRIP at any earlier time.

Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering). Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions, in addition to the payments made to our general partner and related parties that are described in “Item 13, Certain Relationships and Related Transactions, and Director Independence.”

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

Monthly distributions, which commenced in September 2006, are currently paid to our limited partners at a 9.75% annualized return, assuming a purchase price of $20.00 per unit, on a pro rata basis based on the number of days in the Partnership. Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners. Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners. It is the intent of management to monitor and distribute such surplus, if any, on an annual basis.

The chart below summarizes the aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of December 31, 2011 and 2010:

	As of December 31,
	2011		2010
General Partner	$15,342,000	(1)	$10,919,000	(2)
Limited Partners	124,457,000	(3)	89,358,000	(4)
Retained Earnings Reserve	5,271,000		2,663,000
Retained Earnings Deficit	(8,801,000)		(7,402,000)

(1)	approximately $13.7 million paid in cash and $1.6 million has been declared, but not paid.

(2)	approximately $7.9 million paid in cash and $3.0 million has been declared, but not paid.

(3)	approximately $81.6 million paid in cash and approximately $42.9 million reinvested in 2,144,754 units of limited partnership interest under our DRIP and Secondary DRIP.

(4)	approximately $57.4 million paid in cash and approximately $32.0 million reinvested in 1,601,146 units of limited partnership interest under our DRIP and Secondary DRIP.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets, including the distributions to our general partner described above, and the general and administrative – related party expenses for the years ended December 31, 2011 and 2010. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

	For the Years Ended December 31,
	2011	2010
Payments to General Partner and Related Parties	$7,486,000	$2,014,000
Total General and Administrative Expenses to General Partner and Related Parties	2,698,000	2,786,000

For the year ended December 31, 2011, we have made the following distributions to our limited partners:

Period Ended	Date Paid	Distribution Amount

December 31, 2010	January 24, 2011	$2,938,837
January 31, 2011	February 24, 2011	2,947,439
February 28, 2011	March 24, 2011	2,668,182
March 31, 2011	April 21, 2011	2,962,386
April 30, 2011	May 24, 2011	2,874,869
May 31, 2011	June 24, 2011	2,977,340
June 30, 2011	July 22, 2011	2,888,202
July 31, 2011	August 24, 2011	2,992,754
August 31, 2011	September 23, 2011	2,998,021
September 30, 2011	October 24, 2011	2,910,231
October 31, 2011	November 23, 2011	3,015,139
November 30, 2011	December 22, 2011	2,924,689
		$35,098,089

For the year ended December 31, 2011, we paid distributions of $35,098,089 ($24,225,933 in cash and $10,872,156 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $45,401,226. For the year ended December 31, 2010, we paid distributions of $34,021,035 ($22,532,428 in cash and $11,488,607 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $46,304,951. For the period from our inception through December 31, 2011, we paid distributions of approximately $124.5 million (approximately $81.6 million in cash and approximately $42.9 million in limited partnership units pursuant to our DRIP and Secondary DRIP), on cumulative net income of approximately $148.1 million.

The distributions paid during the years ended December 31, 2011 and 2010, along with the amount of distributions reinvested pursuant to our Secondary DRIP and the sources of our distributions were as follows:

	For the Years Ended December 31,
	2011		2010
Distributions paid in cash	$24,225,933		$22,532,428
Distributions reinvested	10,872,156		11,488,607
Total distributions	$35,098,089		$34,021,035
Source of distributions:
Cash from operations	$35,098,089	(100)%	$34,021,035	(100)%
Total sources	$35,098,089	(100)%	$34,021,035	(100)%

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

On May 15, 2006, our Registration Statement on Form S-11 (Registration No. 333-127891), covering a public offering of 17,500,000 of our units of limited partnership interest, was declared effective under the Securities Act of 1933, as amended. The aggregate offering price for the units under the Offering was $350 million. At the time of effectiveness, the Registration Statement covered up to 12,500,000 units of limited partnership interest at a price of $20 per unit pursuant to the Primary Offering and up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP at a price of $20 per unit. We had the right to reallocate the units of limited partnership interest we were offering between the Primary Offering and our DRIP and, pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the SEC on September 4, 2008, we reallocated the units being offered such that 16,250,000 units were offered pursuant to the Primary Offering and 1,250,000 units were offered pursuant to the DRIP. Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the SEC on March 6, 2009, we further reallocated the units being offered such that 16,500,000 units were offered pursuant to the Primary Offering and 1,000,000 units were offered pursuant to the DRIP. The Primary Offering was terminated on April 23, 2009. We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

On June 9, 2009, we held a special meeting of our limited partners as of April 13, 2009, at which our limited partners approved three proposals to amend certain provisions of our Partnership Agreement for the purpose of making available additional units of limited partnership interest for sale pursuant to the Secondary DRIP. On June 12, 2009, we registered 5,000,000 additional units to be offered pursuant to our Secondary DRIP for $20 per unit in a Registration Statement on Form S-3 (File No. 333-159939), which became effective immediately upon filing with the SEC. As such, we ceased offering units under the DRIP as of July 21, 2009 and concurrently commenced our current offering of units pursuant to the Secondary DRIP. The aggregate offering price for the units being offered pursuant to the Secondary DRIP is $100,000,000. The Secondary DRIP will be available until we sell all $100,000,000 worth of units being offered; provided, however, that our general partner may terminate the offering of units pursuant to the Secondary DRIP at any earlier time.

Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

On July 3, 2006, we accepted our initial public subscribers as limited partners. Since such time, we admitted new investors at least monthly until the Primary Offering was terminated on April 23, 2009. As of December 31, 2011, we had issued an aggregate of 18,326,511 units of limited partnership interest in the Primary Offering, the DRIP and the Secondary DRIP, consisting of 16,499,994 units that have been issued to our limited partners pursuant to the Primary Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 1,428,494 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $28.6 million, minus 318,237 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $6.4 million. Of the offering costs paid as of December 31, 2011, approximately $11.2 million was paid to our general partner or its affiliates for organizational and offering expenses, and approximately $28.4 million was paid to non-affiliates for commissions and dealer fees.

As of December 31, 2011, we had used the proceeds from the Primary Offering, the DRIP and the Secondary DRIP to originate 60 loans, including 31 loans that have been repaid in full by the respective borrower, totaling approximately $537.3 million.  We have approximately $35.1 million of commitments to be funded, including approximately $12.3 million of commitments for mortgage notes receivable – related party and $9.5 million for participation interest – related party. As of December 31, 2011, we have paid our general partner approximately $10.0 million for acquisition and origination fee expenses associated with the mortgage notes receivable.

Item 6. Selected Financial Data.

We present below selected financial information. We encourage investors to read the financial statements and the notes accompanying the financial statements included in this Annual Report. This information is not intended to be a replacement for the financial statements.

	Years Ended December 31,
	2011	2010	2009	2008	2007
OPERATING DATA
Revenues	$51,426,947	$49,023,295	$43,995,547	$25,806,038	$9,071,315
Expenses	9,252,394	8,930,822	7,274,965	4,217,748	1,846,020
Net Income	$42,174,553	$40,092,473	$36,720,582	$21,588,290	$7,225,295
Earnings per limited partnership unit, basic and diluted	$2.09	$2.05	$1.96	$1.94	$2.25

	As of December 31,
	2011	2010	2009	2008	2007
BALANCE SHEET DATA
Mortgage notes receivable, net	$224,471,362	$220,804,130	$202,437,145	$169,825,653	$76,858,885
Mortgage notes receivable – related party, net	52,027,407	54,622,666	51,973,747	43,311,599	23,190,872
Participation interest – related party, net	66,150,523	57,851,492	54,726,000	39,259,006	-
Deferred offering costs	-	-	-	612,292	2,605,788
Other assets	13,332,871	10,722,984	18,140,258	19,712,862	2,436,888
Total assets	$355,982,163	$344,001,272	$327,277,150	$272,721,412	$105,092,433

Line-of-credit	$15,000,000	$15,000,000	$15,000,000	$-	$2,325,028
Accrued liabilities – related party	3,507,212	3,678,858	3,003,890	3,346,306	2,892,774
Distributions payable	1,552,450	2,983,217	-	-	-
Other liabilities	398,759	340,720	230,552	934,151	789,095
Total liabilities	20,458,421	22,002,795	18,234,442	4,280,457	6,006,897
Partners' capital	335,523,742	321,998,477	309,042,708	268,440,955	99,085,536
Total liabilities and partners' capital	$355,982,163	$344,001,272	$327,277,150	$272,721,412	$105,092,433

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

Overview

On May 15, 2006, our Registration Statement on Form S-11, covering a public offering of our units of limited partnership interest, was declared effective under the Securities Act of 1933, as amended. The aggregate offering price for the units under the Offering was $350 million. At the time of effectiveness, the Registration Statement covered up to 12,500,000 units of limited partnership interest at a price of $20 per unit pursuant to the Primary Offering and up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20 per unit. On July 3, 2006, we accepted our initial public subscribers as limited partners. We had the right to reallocate the units of limited partnership interest we were offering between the Primary Offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the SEC on September 4, 2008, we reallocated the units being offered such that 16,250,000 units were offered pursuant to the Primary Offering and 1,250,000 units were offered pursuant to the DRIP. Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the SEC on March 6, 2009, we further reallocated the units being offered to be 16,500,000 units offered pursuant to the Primary Offering and 1,000,000 units offered pursuant to the DRIP. The aggregate offering price for the units was $350 million. The Primary Offering was terminated on April 23, 2009. We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

On June 9, 2009, we held a special meeting of our limited partners as of April 13, 2009, at which our limited partners approved three proposals to amend certain provisions of our Partnership Agreement for the purpose of making available additional units of limited partnership interest for sale pursuant to the Secondary DRIP. On June 12, 2009, we registered 5,000,000 additional units to be offered pursuant to our Secondary DRIP for $20 per unit in a Registration Statement on Form S-3 (File No. 333-159939). As such, we ceased offering units under the DRIP as of July 21, 2009 and concurrently commenced our current offering of units pursuant to the Secondary DRIP. The aggregate offering price for the units being offered pursuant to the Secondary DRIP is $100,000,000. The Secondary DRIP will be available until we sell all $100,000,000 worth of units being offered; provided, however, that our general partner may terminate the offering of units pursuant to the Secondary DRIP at any earlier time.

Our loan portfolio, consisting of mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party grew from approximately $309 million as of December 31, 2009, to approximately $333 million as of December 31, 2010, to approximately $343 million as of December 31, 2011. With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased. Our expenses related to the portfolio also increased, including the loan loss expense, which was approximately $3.4 million, $3.5 million and $4.0 million for the years ended December 31, 2009, 2010 and 2011, respectively. The increase in loan loss reserve expense primarily related to increased reserves associated with growth in our loan portfolio as well as additional reserves recorded due to general market conditions.

In September 2009, we entered into the Brockhoeft Credit Facility, of which $15 million was included in notes payable as of each of December 31, 2009, 2010 and 2011. Our intent is to utilize the Brockhoeft Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves. As a result of the Brockhoeft Credit Facility and our desire to avoid the need for large idle cash reserves, our cash balances were approximately $5.6 million, $815,000 and $2.7 million as of December 31, 2009, 2010 and 2011, respectively. Our interest expense associated with the Brockhoeft Credit Facility was approximately $411,000 for the year ended December 31, 2009 and $1.5 million for each of the years ended December 31, 2010 and 2011.

Net income was approximately $36.7 million, $40.1 million and $42.2 million for the years ended December 31, 2009, 2010 and 2011 respectively, and earnings per limited partnership unit, basic and diluted, were $1.96, $2.05 and $2.09, respectively, for the same periods. Our earnings per limited partnership unit, basic and diluted, are calculated based on earnings allocated to the limited partners divided by the weighted average limited partnership units outstanding. Such earnings per limited partnership unit, basic and diluted, have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

As of December 31, 2011, we had originated 60 loans, including 31 loans that have been repaid in full by the respective borrower, totaling approximately $537.3 million. Of the 29 loans outstanding as of December 31, 2011, seven of the loans totaling approximately $51.5 million and one loan totaling approximately $65.5 million are included in mortgage notes receivable – related party and participation interest – related party, respectively, on our balance sheet. See “Item 13, Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons” for further discussion.

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

Revenue Recognition

Interest income on mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis. Income recognition is suspended for loans at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2011, we were suspending income recognition on two mortgage notes receivable with an aggregate unpaid principal balance of approximately $2.2 million. As of December 31, 2010, we were suspending income recognition on one mortgage note receivable with an unpaid principal balance of approximately $800,000.

We generate mortgage and transaction service revenues and mortgage and transaction service revenues – related party by originating and acquiring mortgage notes receivable and other loans. In accordance with FASB ASC 310-20, we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes. In addition, credit enhancement fee income is generated by fees charged to parties for credit enhancements provided to lenders by the Partnership on behalf of the parties. Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement. As of December 31, 2011, the Partnership was providing 10 credit enhancements to related parties. See “Off-Balance Sheet Arrangements” below for further discussion.

The Partnership also expenses acquisition and origination fees (“Placement Fees”) paid to the general partner to provide for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with mortgage notes receivable or participation interest held by the Partnership on a straight-line basis. As of December 31, 2011 and 2010, approximately $3.3 million and $3.5 million, respectively, of such net deferred fees are included in mortgage notes receivable. Approximately $779,000 and $695,000 of net deferred fees are included in mortgage notes receivable – related party as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, approximately $647,000 and $801,000, respectively, of deferred fees are included in participation interest – related party.

Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party. We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. Our review consists of evaluating economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral, and other relevant factors. This review is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

In reviewing our portfolio, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, as well as the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we consider third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged off, while amounts recovered on previously charged off accounts increase the allowance. In January 2011, we charged off approximately $277,000 against the loan loss reserve on a loan with an unrelated party. As of December 31, 2011 and 2010, approximately $11.1 million and $7.3 million, respectively, of allowance for loan losses had been offset against mortgage notes receivable.

Mortgage Notes Receivable and Mortgage Notes Receivable – Related Party

Mortgage notes receivable and mortgage notes receivable – related party are recorded at the lower of cost or estimated net realizable value. The mortgage investments are collateralized by land and related improvements to residential property owned by the borrowers and/or the ownership interests of the borrower. Currently, the mortgage investments have a term ranging from five to 51 months. None of such mortgages are insured or guaranteed by a federally owned or guaranteed mortgage agency. We originate and/or acquire all mortgage notes receivable and intend to hold the mortgage notes receivable for the life of the notes.

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

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering). Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions, in addition to the payments made to our general partner and related parties that are described in “Item 13, Certain Relationships and Related Transactions, and Director Independence.” For more information regarding the distributions paid, see “Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distributions.”

Results of Operations

Year ended December 31, 2011 compared to year ended December 31, 2010

Revenues

Interest income (including related party interest income) for the years ended December 31, 2011 and 2010 was approximately $49.3 million and $46.8 million, respectively. The increase in interest income for the year ended December 31, 2011 is primarily the result of our increased mortgage notes receivable (including related party transactions) and participation interest – related party portfolios of approximately $343 million as of December 31, 2011, compared to $333 million as of December 31, 2010.

Mortgage and transaction service revenues (including related party mortgage and transaction service revenues) for the years ended December 31, 2011 and 2010 were approximately $2.1 million and $2.2 million, respectively. The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans. In accordance with FASB ASC 310-20, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes. The decrease was primarily the result of decreased commitment fee income on mortgage notes receivable.

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

Expenses

Interest expense for each of the years ended December 31, 2011 and 2010 was approximately $1.5 million. Interest expense represents interest associated with the Brockhoeft Credit Facility. The Brockhoeft Credit Facility, which was entered into in September 2009 during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in residential real estate, has been used as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allows us to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Brockhoeft Credit Facility has been used as a portfolio administration tool and not to provide long-term or permanent leverage on our investments. The Brockhoeft Credit Facility is secured by a first priority lien on our existing and future assets, and carries an interest rate equal to 10% per annum.

Loan loss reserve expense increased slightly to approximately $4.0 million for the year ended December 31, 2011 from approximately $3.5 million for the year ended December 31, 2010. The increase in loan loss reserve expense primarily related to increased reserves associated with growth in our loan portfolio.

General and administrative expense was approximately $1.0 million and $1.2 million for the years ended December 31, 2011 and 2010, respectively. The decrease in general and administrative expense was primarily the result of a reduction in investor service expenses and a reduction in debt financing costs.

General and administrative – related party expense was approximately $2.7 million and $2.8 million for the years ended December 31, 2011 and 2010, respectively. The decrease in general and administrative – related party expense was primarily the result of a reduction in investor service expenses.

We expect interest expense, general and administrative expense and general and administrative expense – related party to increase commensurate with the growth of our portfolio as we continue to deploy funds available in a diversified manner to the borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market, and our reinvestment of proceeds from loans that are repaid.

Year ended December 31, 2010 compared to year ended December 31, 2009

Revenues

Interest income (including related party interest income) for the years ended December 31, 2010 and 2009 was approximately $46.8 million and $41.6 million, respectively. The increase in interest income for the year ended December 31, 2010 is primarily the result of an increase in our mortgage notes receivable portfolio (including related party transactions) and participation interest – related party portfolios of approximately $333 million as of December 31, 2010, compared to $309 million as of December 31, 2009.

Mortgage and transaction service revenues (including related party mortgage and transaction service revenues) for the years ended December 31, 2010 and 2009 were approximately $2.2 million and $2.4 million, respectively. The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans. In accordance with ASC 310-20, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes. The decrease in mortgage and transaction service revenues for the year ended December 31, 2010 was primarily the result of deferred fees recognized in the second quarter of 2009 associated with a loan that was paid in full prior to maturity.

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

Expenses

Interest expense for the years ended December 31, 2010 and 2009 was approximately $1.5 million and $411,000, respectively. Interest expense represents interest associated with the Brockhoeft Credit Facility.

Loan loss reserve expense increased slightly to approximately $3.5 million for the year ended December 31, 2010 from approximately $3.4 million for the year ended December 31, 2009. The increase in loan loss reserve expense primarily related to increased reserves associated with growth in our loan portfolio.

General and administrative expense for the years ended December 31, 2010 and 2009 was approximately $1.2 million and $737,000, respectively. The increase in general and administrative expense for the year ended December 31, 2010 primarily relates to investor relations fees, including costs associated with changing transfer agents, and amortization of debt financing costs associated with the Brockhoeft Credit Facility.

General and administrative expense – related party for the years ended December 31, 2010 and 2009 was approximately $2.8 million and $2.7 million, respectively. The increase in general and administrative expense – related party for the year ended December 31, 2010 primarily relates to mortgage servicing fees, which are 0.25% of the aggregate of our outstanding loan balances, and the amortization of acquisition and origination expense and fees.

We expect interest expense, general and administrative expense and general and administrative expense – related party to increase commensurate with the growth of our portfolio as we continue to deploy funds available in a diversified manner to the borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market and our reinvestment of proceeds from loans that are repaid.

Comparison charts

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the years ended December 31, 2011, 2010 and 2009. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Years Ended
		December 31,
Payee	Purpose	2011		2010		2009
Land Development
	Organization & Offering Expenses	$-	-	$-	-	$533,000	6%
	Bona Fide Due Diligence Fees	-	-	-	-	178,000	2%
	Wholesaler Reimbursement	-	-	-	-	127,000	2%
	Acquisition & Origination
	Expenses and Fees	472,000	6%	131,000	7%	1,250,000	15%
	Promotional Interest	5,099,000	68%	1,004,000	50%	3,509,000	43%
	Carried Interest	755,000	10%	143,000	7%	516,000	6%
	Mortgage Servicing Fee	1,045,000	14%	328,000	16%	700,000	9%
UMTH Funding
	Marketing Support Fees	-	-	-	-	360,000	4%
	Operating Reimbursement Expense	-	-	-	-	901,000	11%
	Debt Placement Fee	-	-	-	-	150,000	2%
UMTH General Services
	Operating Reimbursement Expense	115,000	2%	408,000	20%	-	-

Total Payments		$7,486,000	100%	$2,014,000	100%	$8,224,000	100%

The chart below summarizes general and administrative – related party expense for the years ended December 31, 2011, 2010 and 2009. We believe that these expenses are reasonable and customary for comparable mortgage programs

	For the Years Ended
	December 31,
General and administrative – related party	2011		2010		2009

Amortization of Acquisition & Origination Expense and Fees	$1,221,000	45%	$1,217,000	44%	$1,097,000	41%
Mortgage Servicing Fee	892,000	33%	815,000	29%	715,000	26%
Amortization of Debt Placement Fees	22,000	1%	71,000	2%	46,000	2%
Operating Reimbursement Expense	563,000	21%	683,000	25%	849,000	31%

Total General and administrative – related party	$2,698,000	100%	$2,786,000	100%	$2,707,000	100%

Cash Flow Analysis

Cash flows provided by operating activities for the years ended December 31, 2011, 2010 and 2009 were approximately $45.4 million, $46.3 million and $32.3 million, respectively, and were comprised primarily of net income adjusted for the provision for loan losses, offset by accrued interest receivable and accrued interest receivable – related party.

Cash flows used in investing activities for the years ended December 31, 2011, 2010 and 2009 were approximately $13.4 million, $26.9 million and $61.2 million, respectively, resulting from the origination of mortgage notes receivable and participation interest – related party.

Cash flows used in financing activities for the years ended December 31, 2011 and 2010 were approximately $30.1 million and $24.2 million, respectively, and were primarily the result of distributions to partners. Cash flows provided by financing activities for the year ended December 31, 2009 were approximately $19.0 million and were primarily the result of funds received from the issuance of limited partnership units and proceeds from the Brockhoeft Credit Facility, offset by distributions to partners and payments of offering costs.

Our cash and cash equivalents were approximately $2.7 million, $815,000 and $5.6 million as of December 31, 2011, 2010 and 2009, respectively.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) our administrative expenses, (3) debt service on senior indebtedness required to preserve our collateral position, and (4) utilization of the Brockhoeft Credit Facility. We expect that our liquidity will be provided by (1) loan interest, transaction fees and credit enhancement fee payments, (2) loan principal payments, (3) sale of loan pools through securitization and direct sale of loans, (4) proceeds from our Secondary DRIP, and (5) credit lines available to us.

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

Material Trends Affecting Our Business

We believe that the housing market reached a bottom in its four-year decline and has begun to recover. This recovery likely will continue to be regional in its early stages, led by those housing markets with balanced supply, affordable and stable home prices, lower levels of foreclosures, strong economies, and strong demand fundamentals. Nationally, we expect the recovery will continue to experience headwinds from weak demand fundamentals, specifically consumer confidence and employment, as well as from the limited availability of bank financing, and a persisting oversupply of home inventory and higher levels of foreclosures in the regions most affected by the housing bubble. The national consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains closer to levels historically associated with recession than to normalized conditions. Unemployment remains elevated and access to conventional real estate and commercial financing remains challenging across most of the country. These factors pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand. However, we expect the recovery will be stronger in markets such as Texas, where consumer confidence averaged nearly 17 points higher than the national index from December 2010 to December 2011; where the job growth rate over the past 12 months was approximately 60 basis points higher than the national rate; and where approximately 15% of all homebuilding permits in the country were issued in 2010. Further, according to the Bureau of Labor Statistics, 30.3% of the total net new jobs created in the United States since the official end of the national recession were created in Texas (from June 2009 to December 2011). Currently, 96% of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery – and balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts, and sales have all risen from their respective lows reflects a continued return of real demand for new homes. However, we anticipate the former bubble market states – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures.

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued high unemployment, and housing price instability have made potential new home purchasers and real estate lenders cautious. As a result of these factors, the national housing market has experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slower recovery for the housing industry.

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers. In correlation, the number of new homes and finished lots developed has decreased, which may result in a shortage of new homes and developed lots in select real estate markets in 2012. We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and affordable and stable home prices. With lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets. To support the secondary residential mortgage market and prevent further deterioration of mortgage lending, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010. This program ended on March 31, 2010, as scheduled by the Federal Reserve. On September 21, 2011, the Federal Reserve announced that it would begin reinvesting the principal payments from its mortgage-backed securities holdings into additional purchases of agency mortgage-backed securities to help further support conditions in mortgage markets. Any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which could increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our limited partners.

Nationally, new home sales rose slightly during the fourth quarter from the pace of sales in the third quarter of 2011, though levels remain near historical lows. However, national fundamentals that drive home sales continue to improve in most markets and home affordability remains near record-highs, so we expect the pace of home sales will continue to increase over 2012. The U.S. Census Bureau reports that the sales of new single-family residential homes in December 2011 were at a seasonally adjusted annual rate of 324,000 units. This number is up approximately 7.3% from the September 2011 figure of 302,000, but down approximately 2.1% year-over-year from the December 2010 estimate of 331,000.

Nationally, new single-family home inventory continued to improve in the fourth quarter of 2011 as it has done consistently since the second quarter of 2007. Through much of the downturn, homebuilders reduced their starts and focused on selling their existing new home inventory. The number of new homes for sale fell by approximately 36,000 units from December 2010 to December 2011 and by 7,000 units in the fourth quarter 2011. We believe that, with such reductions, the new home market has been restored to equilibrium in most markets, even at low levels of demand. The seasonally adjusted estimate of new homes for sale at the end of December 2011 was 154,000 – a slightly short supply of 5.7 months at the December sales rate and the lowest number of homes available for sale since the U.S. Census Bureau began keeping records of this statistic in 1963. We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through early 2009, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period. Since bottoming in early 2009, however, single-family permits and starts have improved significantly. Single-family homes authorized by building permits in December 2011 were at a seasonally adjusted annual rate of 441,000 units. This was essentially unchanged year-over-year from the rate of 445,000 in December 2010, and is approximately 30.9% higher than the low of 337,000 set in January 2009. Single-family home starts for December 2011 stood at a seasonally adjusted annual rate of 505,000 units. This pace is up approximately 19.9% from the December 2010 estimate of 421,000 units. Further, the December 2011 pace of home starts is 43.1% higher than the low of 353,000 set in March 2009. Such increases suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

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

In 2009, the Harvard Joint Center for Housing Studies forecasted that an average of between approximately 1.25 million and 1.48 million new households will be formed per year over the next ten years. Likewise, The Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade and approximately 1.8 million housing units per year should be started to meet such new demand, including approximately 1.3 million new single-family homes per year based on the estimation of the Homeownership Alliance that 72% of all housing units built will be single-family residences. The U.S. Census Bureau estimates that approximately 1.14 million new households were formed in 2011.

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the healthiest in the country. Furthermore, Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts. We have concentrated our investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios. Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The following graph, created with data from the fourth quarter 2011 Federal Housing Finance Agency’s (“FHFA”) Purchase Price Only Index, illustrates the rise and the declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years. Price declines have begun to moderate in those states in recent quarters, though. Further, the graph illustrates how Texas has maintained relative home price stability throughout the downturn. The Standard (Purchase-Only) Home Price Index indicates that Texas had a home price appreciation of 1.49% between the fourth quarter of 2010 and the fourth quarter of 2011. Texas’ home prices continue to demonstrate more stability than the national average of -2.43%. Further, the index also reports that over the past five years, Texas home prices have appreciated 3.46% compared to a national depreciation of -19.16% over the same time period.

FHFA’s Purchase Price Only Index tracks average house price changes in repeat sales on the same single-family properties. The Purchase Price Only Index is based on more than 6 million repeat sales transactions and is based on data obtained from Fannie Mae and Freddie Mac for mortgages originated over the past 37 years. FHFA analyzes the combined mortgage records of Fannie Mae and Freddie Mac, which form the nation’s largest database of conventional, conforming mortgage transactions. The conforming loan limit for mortgages purchased since the beginning of 2006 has been $417,000. Loan limits for mortgages originated in the latter half of 2007 through December 31, 2008 were raised to as much as $729,750 in high-cost areas in the contiguous United States. Legislation generally extended those limits for 2009-originated mortgages. An appropriations act (PL111-88) further extended those limits for 2010 originations in places where the limits were higher than those that would have been calculated under pre-existing rules.

Median new home prices in the four major Texas markets have begun to rise. According to numbers publicly released by Metrostudy, a leading provider of primary and secondary market information, the median new home prices for the fourth quarter of 2011 in the metropolitan areas of Austin, Houston, Dallas-Fort Worth, and San Antonio are $220,488, $218,045, $227,560 and $193,752, respectively.

Using the Department of Housing and Urban Development’s estimated 2011 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.54 times, 1.37 times, 1.37 times, and 1.40 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area. These numbers illustrate the affordability of Texas homes, as each of these markets has higher affordability than the national average. Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the fourth quarter of 2011 and assuming an annual mortgage insurance premium of 70 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Using the Department of Housing and Urban Development’s 2012 income data to project an estimated median income for the United States of $65,000 and the December 2011 national median sales prices of new homes sold of $216,500, we conclude that the national median income earner has 1.34 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States. This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 60 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such price declines have begun to stabilize. We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Since the national recession’s official end, Texas employment markets have experienced strong job growth. According to the United States Department of Labor, Texas added approximately 204,500 jobs in the 12 months ended December 2011, which was the second largest year-over-year increase of any state in the country. In December 2011, Texas’ employment levels exceeded pre-recession levels. Furthermore, Texas added an even greater amount of jobs in the private sector (261,200) over the past 12 months, which was the largest private sector job increase of any state over the past 12 months and is a growth rate of 3.0%. Since the national recession’s end in June 2009, Texas has added 357,400 net new jobs, which is approximately 30.3% of all net jobs added nationwide over that 30 month period. Further, Texas has added approximately 1.2 million new jobs over the past 10 years, approximately 1,018,700 in the private sector, comparing well to national employment growth that added approximately 1.4 million total jobs over that ten-year period and just 831,000 private sector jobs in those ten years. From December 2010 to December 2011, Austin added 16,300 jobs year-over-year. Dallas-Fort Worth added 45,200 jobs over that same time period, which was the fourth greatest job gain of any city in the country over the past 12 months, just behind Houston, which enjoyed the greatest job gain of any city in the country in that time. Houston added 75,000 jobs over that period and San Antonio added 2,800 jobs in that time.

Texas’ unemployment rate fell year-over-year to 7.4% in December 2011 from 8.2% in December 2010. The decrease in the state unemployment rate occurred in spite of significant growth in Texas’ labor force. Texas has added approximately 149,916 workers to its labor force over the past 12 months, which stands at an all-time high. The growth in Texas’ labor force stands in contrast with the national labor force, which has fallen by approximately 988,000 workers, as of December 2011, from its peak in October 2008. The national unemployment rate fell year-over-year from December 2010 (9.4%) to December 2011 (8.5%). In addition, all four major Texas labor markets have unemployment rates below the national unemployment rate.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand. According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery. The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001. We believe, based on transitions in the Texas Leading Index as prepared by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year, and emerged from the recession in the late spring of 2009. We believe the Texas economy is now leading the national economic recovery. The Texas Leading Index, which is produced monthly by the Federal Reserve Bank of Dallas and combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months, has risen significantly since reaching a low of 100.5 in March 2009 and, as of December 2011, was 120.3, which is higher than at any period during 2009 or 2010.

Further, we believe Texas consumers are beginning to return to their normal consumption habits. The aggregate value of state sales tax receipts in Texas increased 9.4% year-over-year in December 2011 from December 2010 – the 21st consecutive month in which Texas has experienced year-over-year improvement in sales tax receipts.

The U.S. Census Bureau reported in its 2011 Estimate of Population Change for the period from April 1, 2010 to July 1, 2011 that Texas led the country in population growth during that period. The estimate concluded that Texas’ population grew by 421,215 people, or 2%, a number that was 1.19 times greater than the next closest state in terms of raw population growth, California, and nearly twice as great as the second closest state in terms of raw population growth, North Carolina. Over the last decade, July 1, 2000 to July 1, 2010, Texas grew by nearly 4.3 million residents, averaging nearly 427,000 new residents per year. This population growth was 1.17 times greater in terms of raw population growth than the next closest state, California, and 2.63 times greater than the second closest state, Florida. The U.S. Census Bureau also reported that among the 15 counties that added the largest number of residents between July 1, 2008 and July 1, 2009, six were in Texas: Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin). In March 2010, the U.S. Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio, and Dallas-Fort Worth – were among the top 20 in the nation for population growth from 2008 to 2009. Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 146,530. Houston-Sugarland-Baytown was second in the nation with a population increase of 140,784 from July 1, 2008 to July 1, 2009. Austin-Round Rock had an estimated population growth of 50,975 and San Antonio had an estimated population growth of 41,437 over the same period. The percentage increase in population for each of these major Texas cities ranged from 2% to 3.1%.

The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly healthier than the national average. We do not expect the four major Texas housing markets to be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona and Nevada. The mortgage analytic company, CoreLogic, reports that, through the fourth quarter of 2011, approximately 44.3% of all homes with negative equity were located in one of those four states compared to approximately just 3.1% of all the negative equity homes in the country that were located in the state of Texas. Homebuilding and residential construction employment will likely remain generally weak in 2012, but we believe that Texas will continue to outperform the national standards. We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that homebuilders in Texas continue to focus on preserving a balance between new home demand and new home supply. We believe that homebuilders and developers in Texas have remained disciplined on new home construction and project development. New home starts are outpaced by new home sales in all four major Texas markets where such data is available: Austin, Dallas-Fort Worth, Houston and San Antonio. Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all of these major Texas markets. Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels. However, the number of finished lots available in each market has fallen significantly even though the months’ supply remains elevated. Furthermore, finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets. This is a trend that we expect to continue as the lack of commercial financing for development has constrained finished lot development over the past four years even as new home demand and sales continue. We believe that such demand and sales will increase and these finished lot shortages will become more pronounced in coming quarters. As of December 2011, Houston has an estimated inventory of finished lots of approximately 33.0 months, Austin has an estimated inventory of finished lots of approximately 36.0 months, San Antonio has an estimated inventory of finished lots of approximately 33.4 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 50.3 months. A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated previously, the elevation in months’ supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders increase their pace of home starts, we expect to see the months’ supply of lot inventory continue to improve. Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks. Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 30.6% from 73,047 to 50,674 in the fourth quarter of 2011. San Antonio’s finished lot inventory has fallen 31.4% to 19,152 since peaking at 27,937 in the second quarter of 2008. Austin’s finished lot inventory peaked in the first quarter of 2009 at 27,176, and is down 28.2% to 19,517. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 91,787 lots and has fallen 35.3% to 59,408 lots. Such inventory reduction continued in the fourth quarter of 2011 in all four of these markets as the number of finished lots dropped by more than 500 in Austin, more than 1,500 in Dallas-Fort Worth, more than 2,000 in Houston, and nearly 150 in San Antonio. Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales through 2011 as homebuilders replenish their inventory.

Although Texas markets continue to be some of the strongest homebuilding markets in the country, the pace of homebuilding in Texas has slowed over the past four years as a result of the national economic downturn and reduced availability of construction financing. According to the Federal Deposit Insurance Corporation, banks in the Dallas region1 reduced their construction and development loans by 5.6% from the second quarter of 2011 to the third quarter of 2011 – the 14th straight quarterly decline in the region’s construction and development outstanding loan portfolio. While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory. Annual new home sales in Austin outpace starts 6,643 versus 6,500, with annual new home sales declining year-over-year by approximately 7.0%. Finished housing inventory stands at an elevated level of 3.6 months, while total new housing inventory (finished vacant, under construction and model homes) fell to a slightly elevated supply of 7.3 months. The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2.0-to-2.5 month supply and a 6.0-to-6.5 month supply, respectively. San Antonio is a healthy homebuilding market. Annual new home sales in San Antonio run ahead of starts 7,025 versus 6,880, with annual new home sales declining year-over-year by approximately 11.0%. Finished housing inventory rose to a healthy 2.3 month supply. Total new housing inventory fell to a healthy 6.1 month supply. Houston, too, is a healthy homebuilding market. Annual new home sales there outpace starts 18,607 versus 18,416, with annual new home sales declining year-over-year by approximately 9.5%. Finished housing inventory remained generally healthy at a 2.8 month supply while total new housing inventory fell to a healthy 6.4 month supply, respectively. Dallas-Fort Worth is a relatively healthy homebuilding market as well. Annual new home sales in Dallas-Fort Worth outpace starts 14,623 versus 14,183, with annual new home sales declining year-over-year by approximately 13.0%. Finished housing inventory stands at a generally healthy 2.7 month supply, while total new housing inventory fell to a slightly elevated 6.8 month supply. All numbers are as released by Metrostudy, leading provider of primary and secondary market information.

1 FDIC Dallas Region is composed of Arkansas, Colorado, Louisiana, Mississippi, New Mexico, Oklahoma, Tennessee, and Texas.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels are healthy and, in most instances, supply is constrained. Through December 2011, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock, and San Antonio was 4.2 months, 5.9 months, 4.7 months, 5.2 months 6.6 months, and 6.6 months, respectively. Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through December 2011, the number of existing homes sold to date in (a) Austin was 21,167, up 6.5% year-over-year; (b) San Antonio was 18,403, down 0.25% year-over-year; (c) Houston was 58,812, up 3.5% year-over-year, (d) Dallas was 42,507, up 0.3% year-over-year, (e) Fort Worth was 8,086, down 1.8% year-over-year, and (f) Lubbock was 2,773, down 2.5% year-over-year. These figures and year-over-year comparisons are likely distorted by the presence and expiration of the federal homebuyer tax credit in June 2010 that likely pulled demand forward in the first six months of 2010 at the expense of demand in subsequent quarters.

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

Off-Balance Sheet Arrangements

We, from time to time, enter into guarantees of debtor’s borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments in partnerships (collectively referred to as “guarantees”), and account for such guarantees in accordance with FASB ASC 460-10 Guarantees. Guarantees generally have fixed expiration dates or other termination clauses and may require payment of a fee by the debtor. A guarantee involves, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the guarantee.

In August 2009, we entered into a guarantee (the “TCB Guarantee”) with Texas Capital Bank, National Association (“Texas Capital”), by which we guaranteed the repayment of up to $5 million owed to Texas Capital with respect to that certain promissory note between UMT Home Finance, L.P., a Delaware limited partnership (“UMT Home Finance”), and Texas Capital. UMT Home Finance is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the TCB Guarantee, we entered into a letter agreement with UMT Home Finance, which provides for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the TCB Guarantee (i.e., $50,000 per annum). In conjunction with this agreement, $50,000 is included in mortgage and transaction service revenues – related party income for each of the years ended December 31, 2011 and 2010.

In March 2010, we entered into a guaranty (the “Resort Island Guaranty”) for the benefit of the Bank of Las Colinas (“BOLC”), pursuant to which we guaranteed the repayment of up to $925,000 owed to BOLC with respect to a loan between UDFLOF Resort Island, L.P., a Delaware limited partnership (“UDFLOF Resort Island”), and BOLC. UDFLOF Resort Island is a wholly owned subsidiary of UDF LOF. The general partner of UDF LOF is a wholly-owned subsidiary of our general partner and our general partner serves as the asset manager for UDF LOF.   In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the Resort Island Guaranty, we entered into a letter agreement with UDFLOF Resort Island pursuant to which UDFLOF Resort Island paid us a guaranty fee equal to 1% of our maximum exposure (i.e., $9,250) under the guaranty. UDFLOF Resort Island paid off the loan to BOLC in December 2010, thus extinguishing the guarantee. In conjunction with this agreement, no amount is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2011. Approximately $9,000 is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2010.

In April 2010, we entered into a guaranty (the “UDF IV HF Guaranty”) for the benefit of Community Trust Bank of Texas (“CTB”), pursuant to which we guaranteed the repayment of up to $6 million owed to CTB with respect to a revolving line of credit loan between UDF IV Home Finance, L.P., a Delaware limited partnership (“UDF IV Home Finance”), and CTB. UDF IV Home Finance is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV and an affiliate of our general partner serves as the advisor for UDF IV.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UDF IV HF Guaranty, we entered into a letter agreement with UDF IV Home Finance, which provides for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum), to be paid in 12 equal monthly installments. In conjunction with this agreement, $60,000 and $45,000, respectively, is included in mortgage and transaction service revenues – related party income for the years ended December 31, 2011 and 2010.

In April 2010, we entered into a guaranty (the “UMT 15th Street Guaranty”) for the benefit of CTB pursuant to which we guaranteed the repayment of up to $1.6 million owed to CTB with respect to a loan between UMT 15th Street, L.P., a Delaware limited partnership (“UMT 15th Street”), and CTB. UMT 15th Street is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT 15th Street Guaranty, we entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of each month. This fee of approximately $11,000 and $10,000, respectively, is included in mortgage and transaction service revenues – related party income for the years ended December 31, 2011 and 2010.

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of our existing and future assets. Our general partner serves as the asset manager of UDF I.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. This fee of approximately $450,000 and $225,000, respectively, is included in mortgage and transaction service revenues – related party income for the years ended December 31, 2011 and 2010.

In August 2010, we entered into a guaranty (the “UDF IV Acquisitions Guaranty”) for the benefit of CTB pursuant to which we guaranteed the repayment of up to $8 million owed to CTB with respect to a revolving line of credit loan between UDF IV Acquisitions, L.P., a Delaware limited partnership (“UDF IV Acquisitions”), and CTB. UDF IV Acquisitions is a wholly owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UDF IV Acquisitions Guaranty, we entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of each month. This fee of approximately $43,000 and $20,000, respectively, is included in mortgage and transaction service revenues – related party income for the years ended December 31, 2011 and 2010.

In December 2010, we entered into a guaranty (the “UDF IV Finance II Guaranty”) for the benefit of The F&M Bank and Trust Company (“F&M”), pursuant to which we guaranteed the repayment of up to $7.5 million owed to F&M with respect to a loan between UDF IV Finance II, L.P., a Delaware limited partnership (“UDF IV Finance II”), and F&M. UDF IV Finance II is a wholly owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UDF IV Finance II Guaranty, we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of each month. This fee of approximately $52,000 is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2011. No amount is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2010.

In May 2011, we entered into a guaranty (the “UMT HF III Guaranty”) for the benefit of Veritex Community Bank, National Association (“Veritex”) pursuant to which we guaranteed the repayment of up to $4.3 million owed to Veritex with respect to a loan between UMT Home Finance III, L.P., a Delaware limited partnership (“UMT HF III”), and Veritex. UMT HF III is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT HF III Guaranty, we entered into a letter agreement with UMT HF III which provides for UMT HF III to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. This fee of approximately $8,000 is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2011. No amount is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2010.

In August 2011, we entered into a guaranty (the “UMT HF II Guaranty”) for the benefit of First Financial Bank, N.A. (“FFB”), pursuant to which we guaranteed the repayment of up to $250,000 owed to FFB with respect to a loan between UMT Home Finance II, L.P., a Delaware limited partnership (“UMT HF II”), and FFB. UMT HF II is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT HF II Guaranty, we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. This fee of approximately $400 is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2011. No amount is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2010.

In October 2011, we entered into a guaranty (the “UMT HF II Green Bank Guaranty”) for the benefit of Green Bank, N.A. (“Green Bank”), pursuant to which we guaranteed the repayment of up to $5 million owed to Green Bank with respect to a loan between UMT HF II and Green Bank. UMT HF II is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT HF II Green Bank Guaranty, we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. This fee of approximately $300 is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2011. No amount is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2010.

As of December 31, 2011, we had 14 outstanding guarantees, including: (1) 13 limited repayment guarantees with total credit risk to us of approximately $65.4 million, of which approximately $47.8 million has been borrowed against by the debtor and (2) one letter of credit issued on behalf of a borrower with total credit risk to us of approximately $400,000, of which no amount has been borrowed against by the debtor.

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

Contractual Obligations

As of December 31, 2011, we had originated 60 loans, including 31 loans that have been repaid in full by the respective borrower, totaling approximately $537.3 million. We have approximately $35.1 million of commitments to be funded, including approximately $12.3 million of commitments for mortgage notes receivable – related party and $9.5 million for participation interest – related party. For the year ended December 31, 2011, we originated 2 loans, sold 3 loan participations, and did not purchase any loans or acquire any additional participation interests.

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

In addition, we have entered into a credit facility as discussed in Notes E, J and L to the accompanying financial statements, which is set to mature in June 2012.

The Partnership has no other outstanding debt or contingent payment obligations, other than approximately $65.8 million of certain loan guarantees or letters of credit discussed above in “– Off-Balance Sheet Arrangements.” that we may be obligated to make to or for the benefit of third-party lenders.

Subsequent Events

To meet FINRA guidelines, on March 6, 2012, Land Development approved an estimated value of our units of limited partnership interest of $20.00 per unit. In making a determination of the estimated value of our units, Land Development assessed our assets, less liabilities, per unit and the execution of our business model set forth in the prospectus regarding the Offering. Land Development also engaged an independent firm specializing in the valuation of businesses, partnerships and intellectual property that derived a range of estimated values per unit using five valuation analyses. The estimated value per unit determined by Land Development is within the range of values derived by the independent firm.

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

As of December 31, 2011 and 2010, our mortgage notes receivable of approximately $224.5 million and $220.8 million, respectively, mortgage notes receivable – related party of approximately $52.0 million and $54.6 million, respectively, and participation interest – related party of approximately $66.2 million and $57.9 million, respectively, were all at fixed interest rates, and thus, such assets are not subject to change in future earnings, fair values or cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer of Land Development, our general partner, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of our general partner, including its principal executive officer and principal financial officer, evaluated, as of December 31, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of December 31, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Land Development is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The management of Land Development, including its principal executive officer and principal financial officer, evaluated as of December 31, 2011 the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the principal executive officer and principal financial officer of Land Development concluded that our internal controls, as of December 31, 2011, were effective in providing reasonable assurance regarding reliability of financial reporting.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our General Partner

We operate under the direction of our general partner, Land Development, a Delaware limited partnership formed in March 2003 that is responsible for the management and control of our affairs. The executive offices of our general partner are located at 1301 Municipal Way, Suite 100, Grapevine, Texas 76051. UMT Holdings holds 99.9% of the limited partnership interests in our general partner. UMT Services serves as the general partner of our general partner. Todd F. Etter and Hollis M. Greenlaw together own 100% of UMT Services. Our general partner is assisted by the employees of UMTH General Services, L.P. (“General Services”), an affiliate of our general partner. We do not employ our own management personnel. Instead, we pay fees to our general partner for its services to us. See the chart in “Item 1, Business – Conflicts of Interest” for a further discussion of the relationships between our key personnel, our general partner and its affiliates.

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

Key Personnel

We are managed by the key personnel of our general partner, Land Development. The following key personnel hold the positions noted below with our general partner and its affiliates:

Name	Age	Position with Our General Partner

Todd F. Etter	61	Executive Vice President of our general partner and Director and Chairman of UMT Services, its general partner
Hollis M. Greenlaw	47	Chief Executive Officer of our general partner and President, Chief Executive Officer and Director of UMT Services, its general partner
Michael K. Wilson	49	Director of UMT Services, its general partner
Ben Wissink	30	President
Cara D. Obert	42	Chief Financial Officer
Melissa H. Youngblood	49	Chief Operating Officer

Mr. Etter and Mr. Greenlaw are directors, officers and shareholders of UMT Services and UMT Holdings. Mr. Etter, Mr. Greenlaw, Mr. Wilson, Mr. Wissink and Ms. Obert are partners of UMT Holdings. Mr. Wilson is a director of UMT Services. Mr. Etter and Mr. Greenlaw are shareholders of the general partner of UDF I and are also shareholders and officers of the general partner of UDF II. Mr. Wissink and Ms. Obert are officers of the general partner of UDF I, officers of the general partner of UDF II and officers of UMT Services. Mr. Etter, Mr. Greenlaw, Mr. Wilson, Mr. Wissink and Ms. Obert are limited partners of UDF I. Mr. Greenlaw is Chief Executive Officer and Chairman of the Board of Trustees for UDF IV. Ms. Obert is Chief Financial Officer and Treasurer of UDF IV. Land Development owns a 100% interest in the general partner of the general partner for UDF LOF. Land Development also owns all of the limited partnership interests in the general partner of UDF LOF. See the chart in “Item 1, Business – Conflicts of Interest” for a further discussion of the relationships between our key personnel, our general partner and its affiliates.

Theodore “Todd” F. Etter, Jr.  Mr. Etter has served as the Executive Vice President of Land Development and has served as a director, partner and Chairman of UMT Services, the general partner of UMT Holdings and Land Development, since March 2003. UMT Holdings originates, purchases, sells and services interim loans for the purchase and renovation of single-family homes and land development loans through its subsidiaries UMTH Lending Company, L.P. (“UMTH Lending”) and Land Development, and it provides real estate-related corporate finance services through its subsidiaries. General Services, a subsidiary of UMT Holdings, has served as the advisor to UMT since August 1, 2006. Mr. Etter serves as Chairman of the general partner of UDF I and UDF II, each of which are limited partnerships formed to originate, purchase, sell and service land development loans and/or equity participations. Since 2000, Mr. Etter has been the Chairman of UMT Advisors, Inc., which served as the advisor to UMT from 2000 through July 31, 2006, and since 1996, he has been Chairman of Mortgage Trust Advisors, Inc., which served as the advisor to UMT from 1996 to 2000. Subsequent to the completion of the terms of their advisory agreements with UMT, neither UMT Advisors, Inc. nor Mortgage Trust Advisors, Inc. has been engaged in providing advisory services. Mr. Etter has overseen the growth of UMT from its inception in 1997 to over $150 million in capital. Since 1998, Mr. Etter has been a 50% owner of and has served as a director of Capital Reserve Corp. Since 2002, he has served as an owner and director of Ready America Funding Corp. Both Capital Reserve Corp. and Ready America Funding Corp. are Texas corporations that originate, sell and service mortgage loans for the purchase, renovation and construction of single-family homes. In 1992, Mr. Etter formed, and since that date has served as President of, South Central Mortgage, Inc. (“SCMI”), a Dallas, Texas-based mortgage banking firm. In July 2003, Mr. Etter consolidated his business interests in Capital Reserve Corp., Ready America Funding Corp. and SCMI into UMT Holdings. From 1980 through 1987, Mr. Etter served as a Principal of South Central Securities, an NASD member firm. In 1985, he formed South Central Financial Group, Inc., a Dallas, Texas-based investment banking firm, and he continues to serve as its President; however, since 1992, South Central Financial Group, Inc. has not actively engaged in investment banking activities. From 1974 through 1981, he was Vice President of Crawford, Etter and Associates, a residential development, marketing, finance and construction company. Mr. Etter serves as a member of the Advisory Board of Community Trust Bank, Plano, Texas. Mr. Etter received a Bachelor of Arts degree from Michigan State University in 1972.

Hollis M. Greenlaw. Mr. Greenlaw has served as Chief Executive Officer of our general partner since March 2003. Mr. Greenlaw previously served as President of our general partner from March 2003 until June 2011. He also has served as a partner, Vice-Chairman and Chief Executive Officer of UMT Holdings, and as President, Chief Executive Officer and a director of UMT Services since March 2003. Mr. Greenlaw also serves as Chief Executive Officer and Chairman of the Board of Trustees for UDF IV. From March 2003 through December 2009, Mr. Greenlaw directed the funding of over approximately $385 million in loans and land banking transactions and over $60 million of equity investments for UDF I, UDF II and UDF LOF. During that same period, UDF I, UDF II and UDF LOF received over approximately $253 million in loan repayments and over $22 million in equity investment distributions. Since May 1997, Mr. Greenlaw has been a partner of The Hartnett Group, Ltd., a closely-held private investment company managing over $40 million in assets. The Hartnett Group, Ltd. and its affiliated companies engage in securities and futures trading; acquire, develop, and sell real estate, including single-family housing developments, commercial office buildings, retail buildings and apartment homes; own several restaurant concepts throughout the United States; and make venture capital investments. From March 1997 until June 2003, Mr. Greenlaw served as Chairman, President and CEO of a multi-family real estate development and management company owned primarily by The Hartnett Group, Ltd. and developed seven multi-family communities in Arizona, Texas and Louisiana with a portfolio value exceeding $80 million. Prior to joining The Hartnett Group, Ltd., from 1992 until 1997, Mr. Greenlaw was an attorney with the Washington, D.C. law firm of Williams & Connolly, where he practiced business and tax law. Mr. Greenlaw received a Bachelor of Arts degree from Bowdoin College in 1986, where he was a James Bowdoin Scholar and elected to Phi Beta Kappa, and received a Juris Doctorate from the Columbia University School of Law in 1990. Mr. Greenlaw is a member of the Maine, District of Columbia and Texas bars.

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

Ben L. Wissink. Mr. Wissink, a partner of UMT Holdings, has served as President of our general partner since June 2011 and previously served as Chief Operating Officer of our general partner from March 2007 until June 2011. Mr. Wissink originally joined our general partner as an Asset Manager in September 2005. Mr. Wissink is also the Chief Operating Officer of UMT Services. Mr. Wissink directs the management of over approximately $1.21 billion in loans and investments for UDF I, UDF II and UDF LOF. From June 2003 through August 2005, Mr. Wissink served as the Controller for the Dallas/Fort Worth land division for the national homebuilding company Lennar Corporation. During that time, Mr. Wissink also served as an analyst for the Texas region. While at Lennar, Mr. Wissink assisted in the underwriting, execution and management of off-balance sheet transactions, including two acquisition and development funds between Lennar Corporation and UDF I. Mr. Wissink graduated from the University of Iowa in 2003 with a Bachelor of Business Administration degree in Finance.

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

Melissa H. Youngblood. Mrs. Youngblood, a partner of UMT Holdings, joined our general partner as Chief Operating Officer in July 2011. Mrs. Youngblood has 18 years’ experience as a practicing attorney.  Prior to joining our general partner, Mrs. Youngblood was a partner at Hallett & Perrin, P.C. in the firm's corporate and securities section, with a concentration in real estate and lending transactions.  Mrs. Youngblood has represented both publicly and privately owned business entities, including public and private finance, mergers and acquisitions, general contracting and commercial real estate transactions.  Mrs. Youngblood's legal career has focused on representation of borrowers and lenders in private and commercial lending transactions, and real estate syndicators and financiers in connection with real estate-based lending, documentation of loans, and real estate financing.  She has also represented businesses in various aspects of securities laws, with an emphasis on federal securities reporting and compliance.  Her experience includes corporate reorganizations, mergers, asset acquisitions and sales, shareholder, partnership and joint venture agreements, sales of equity and debt interests, and representation of issuers in connection with private placements of equity and secondary public offerings of debt and equity.  Mrs. Youngblood received her Juris Doctorate from the University of Texas at Austin law school in 1992, and became a member of the State Bar of Texas upon taking the bar exam in 1993.  She graduated with honors from the University of Texas at Arlington in 1990 with a Bachelors of Business Administration degree.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Partnership to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of limited partnership units of the Partnership. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. To the best of our knowledge, Mr. Etter did not timely file a Form 4 related to the purchase of limited partnership units during the year ended December 31, 2011. We are not aware of any other required Section 16(a) filings that were not timely and correctly made.

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

Item 11. Executive Compensation.

We operate under the direction of our general partner, which is responsible for the management and control of our affairs. The employees of General Services, an affiliated entity, assist our general partner. The employees of General Services do not devote all of their time to managing us, and they do not receive any direct compensation from us for their services. Accordingly, we do not have, and our general partner has not considered, a compensation policy or program for itself, its affiliates, any employees of our general partner or any employees of affiliates of our general partner, and we have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K. We pay fees to our general partner and its other affiliates. See “Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Use of Proceeds from Registered Securities” and “Item 13, Certain Relationships and Related Transactions, and Director Independence” for a description of the fees payable and expenses reimbursed to our affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There are no limited partners known by us who beneficially owned more than 5% of our limited partnership units as of March 6, 2012.

We do not have any officers or directors. Our general partner owns all of the general partnership interest in the Partnership. We do not maintain any equity compensation plans, and no arrangements exist that would, upon operation, result in a change in control for us.

The following table sets forth information as of December 31, 2011 regarding the beneficial ownership of our limited partnership interest and general partnership interest by each person known by us to own 5% or more of the outstanding class of partnership interest, each director of our general partner, each executive officer of our general partner, and the directors and executive officers of our general partner and our general partner, as a group. The percentage of beneficial ownership is calculated based on 18,326,511 limited partnership units and contributions from our general partner.

		Limited
		Partnership
		Units	Percent
		Beneficially	of
Title of Class	Beneficial Owner	Owned	Class
Limited partner interest	Todd F. Etter (1) (2) (4)	4,751.46	*
Limited partner interest	Hollis M. Greenlaw (1) (2) (5)	6,722.08	*
Limited partner interest	Michael K. Wilson (1) (3)	1,815.14	*
Limited partner interest	Ben L. Wissink (1) (2) (3)	-	*
Limited partner interest	Cara D. Obert (1) (2)	-	*
General partner interest	UMTH Land Development, L.P. (6)	-	100%
All directors, executive officers and the general partner as a group (6 persons)		13,288.68	*

* Denotes less than 1%

(1) The address of Messrs. Etter, Greenlaw, Wilson and Wissink and Ms. Obert is 1301 Municipal Way, Suite 100, Grapevine, Texas 76051.

(2) Executive officers of UMTH Land Development, L.P., our general partner.

(3) Executive officers and/or directors of UMT Services, Inc., general partner of UMTH Land Development, L.P.

(4) Includes 307.527 units held by KLA, Ltd. and 1171.878 units held by Etter Amalgamated, Inc.  Mr. Etter shares voting and investment power over the units held by KLA, Ltd. and has sole voting and investment power over the units held by Etter Amalgamated, Inc. The address for KLA, Ltd. and Etter Amalgamated Inc. is 5740 Prospect Ave, Suite 2000, Dallas, Texas 75206.

(5) Includes 2,779.96 units held by Mojo Investments, L.P.  Mr. Greenlaw has sole voting and investment power over the units held by Mojo Investments, L.P. The address for Mojo Investments, L.P. is 204 Glade Rd., Colleyville, TX  76034.

(6) The address of UMTH Land Development, L.P. is 1301 Municipal Way, Suite 100, Grapevine, Texas 76051.  UMTH Land Development, L.P. had an initial $100 capital contribution, but has not purchased limited partnership units.

None of the above units has been pledged as security.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

As of December 31, 2011, we have approximately $52.0 million of mortgage notes receivables – related party, consisting of 7 related party loans and one participation interest – related party totaling approximately $66.2 million. Mortgage notes receivables – related party and participation interest – related party represent approximately 33% of our total assets. As of December 31, 2011, we have approximately $2.8 million of accrued interest receivable – related party, and we have paid our general partner approximately $10.0 million for acquisition and origination fee expenses associated with the mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party. For the year ended December 31, 2011, we recognized approximately $15.2 million and $1.0 million for interest income – related party and mortgage and transaction service revenues – related party, respectively. We also recognized approximately $2.7 million of general and administrative expenses – related party for the year ended December 31, 2011. As of December 31, 2011, we had nine outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $52.7 million, of which approximately $37.1 million has been borrowed against by the debtor.

As of December 31, 2010, we have approximately $54.6 million of mortgage notes receivables – related party, consisting of 9 related party loans, and one participation interest – related party totaling approximately $57.9 million. Mortgage notes receivables – related party and participation interest – related party represent approximately 33% of our total assets. As of December 31, 2010, we have approximately $2.3 million of accrued interest receivable – related party, and we have paid our general partner approximately $9.6 million for acquisition and origination fee expenses associated with the mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party. For the year ended December 31, 2010, we recognized approximately $14.7 million and $829,000 for interest income – related party and mortgage and transaction service revenues – related party, respectively. We also recognized approximately $2.8 million of general and administrative expenses – related party for the year ended December 31, 2010. As of December 31, 2010, we had six outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $40.6 million, of which approximately $30.3 million has been borrowed against by the debtor.

Our general partner and certain of its affiliates are paid compensation and fees for services relating to the Offering and the investment and management of our assets.

In connection with the Offering, our general partner was entitled to receive 1.5% of the gross offering proceeds (excluding proceeds from our DRIP and Secondary DRIP) for reimbursement of organization and offering expenses. The Primary Offering was terminated on April 23, 2009. As such, we paid no reimbursements to our general partner for organization and offering expenses for the years ended December 31, 2011 and 2010.

In addition, in connection with the Offering, our general partner was entitled to a reimbursement of up to 0.5% of the gross offering proceeds for bona fide due diligence expenses incurred by unaffiliated selling group members and paid by us through our general partner (except that no such due diligence expenses were to be paid with respect to sales under our DRIP and Secondary DRIP). Our general partner or its affiliates determine the amount of expenses owed for organization and offering expenses and bona fide due diligence expenses. Since the Primary Offering was terminated on April 23, 2009, we paid no reimbursements to our general partner for bona fide due diligence expenses for the years ended December 31, 2011 and 2010.

In connection with the Offering, we paid wholesaling fees of up to 1.2% of our gross offering proceeds (excluding proceeds from sales under our DRIP and Secondary DRIP) to IMS Securities, Inc., an unaffiliated third party. From such amount, IMS Securities, Inc. re-allowed up to 1% of our gross offering proceeds to wholesalers that were employed by an affiliate of our general partner. We reimbursed our general partner for such wholesaling fees paid by our general partner on our behalf. Since the Primary Offering was terminated on April 23, 2009, we paid no reimbursements to our general partner for wholesaling fees for the years ended December 31, 2011 and 2010.

In connection with the Offering, UMTH Funding was entitled to receive 0.8% of the gross offering proceeds (excluding proceeds from sales under our DRIP and Secondary DRIP) as a marketing support fee for marketing and promotional services provided to selling group members. UMTH Funding and our general partner are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both UMTH Funding and our general partner. Since the Primary Offering was terminated on April 23, 2009, we paid no reimbursements to our general partner for marketing support fees for the years ended December 31, 2011 and 2010.

During 2009, UMTH Funding was reimbursed for operating expenses incurred in assisting Land Development in our management. Effective January 1, 2010, we began reimbursing General Services, instead of UMTH Funding, for operating expenses incurred by General Services in assisting Land Development in our management. General Services and our general partner are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both General Services and our general partner. For the years ended December 31, 2011 and 2010, General Services was reimbursed approximately $115,000 and $408,000, respectively, for such expenses.

Our general partner also is paid 3% of the net amount available for investment in mortgages for fees and expenses associated with the selection and origination of mortgages, including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us. For the years ended December 31, 2011 and 2010, Land Development was paid approximately $472,000 and $131,000, respectively, for acquisition and origination expenses.

Our general partner currently receives a promotional interest equal to 10% of cash available for distribution prior to the return to the limited partners of all of their capital contributions plus an 8% annual cumulative (non-compounded) return on their net capital contributions. For the years ended December 31, 2011 and 2010, our general partner was paid approximately $5.1 million and $1.0 million, respectively, for its unsubordinated promotional interest. After the limited partners receive a return of their net capital contributions and an 8% annual cumulative (non-compounded) return on their net capital contributions, the general partner will receive a subordinated promotional interest of 15% of remaining cash available for distribution (including net proceeds from a capital transaction or pro rata portion thereof).

Our general partner receives a carried interest, which is an equity interest in us to participate in all distributions, other than distributions attributable to our general partner’s promotional interest of cash available for distribution and net proceeds from a capital transaction. If our general partner enters into commitments to investments in mortgages in excess of 82% of the gross offering proceeds, our general partner will be entitled to a carried interest equal to (a) 1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross offering proceeds (or if commitments to investments in mortgages are above 82% but no more than 84.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 82%), (b) 1% for the next 2% of additional commitments to investments in mortgages above 84.5% of the gross offering proceeds (or if commitments to investments in mortgages are above 84.5% but no more than 86.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 84.5%) and (c) 1% for each additional 1% of additional commitments to investments in mortgages above 86.5% of the gross offering proceeds (or a fractional percentage equal to the fractional amount of any 1% of additional commitments to investments in mortgages). For the years ended December 31, 2011 and 2010, our general partner was paid approximately $755,000 and $143,000, respectively, for its carried interest.

For services rendered in connection with the servicing of our loans, we pay a monthly mortgage servicing fee to our general partner equal to one-twelfth of 0.25% of our aggregate outstanding development mortgage notes receivable balance as of the last day of the month. For the years ended December 31, 2011 and 2010, Land Development recognized approximately $892,000 and $816,000, respectively, in mortgage servicing fees, which is included in general and administrative – related party expense.

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

On September 21, 2009, the Partnership entered into the $15 million Brockhoeft Credit Facility. In conjunction with the Brockhoeft Credit Facility, the Partnership paid UMTH Funding a debt placement fee equal to 1% ($150,000) of the Brockhoeft Credit Facility, which is being amortized over the term of the Brockhoeft Credit Facility. The unamortized portion of this debt placement fee was approximately $11,000 and $33,000 as of December 31, 2011 and 2010, respectively.

An affiliate of Land Development serves as the advisor to UMT and UDF IV. Land Development serves as the asset manager of UDF I and UDF IV.

Mortgage Notes Receivable – Related Party

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6.4 million, and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. Our general partner serves as the asset manager for UDF I. Such secured promissory note, which bears an interest rate of 15% per annum, is initially collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and, pursuant to the First Amendment to Secured Promissory Note entered into on September 4, 2010, matures on September 4, 2012. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In connection with this note, UDF PM agreed to pay us commitment fees equal to 3% of each advance on the note, or $187,500. For the year ended December 31, 2010 approximately $44,000 in commitment fee income is included in mortgage and transaction service revenues – related party. For the year ended December 31, 2011, we did not recognize any commitment fee income on this note. For the years ended December 31, 2011 and 2010, we recognized approximately $1.0 million and $1.2 million, respectively, of interest income – related party related to this note, of which approximately $17,000 and $186,000 is included in accrued interest receivable – related party as of December 31, 2011 and 2010, respectively. Approximately $4.2 million and $8.7 million is included in mortgage notes receivable – related party as of December 31, 2011 and 2010, respectively.

In November 2007, we originated a secured promissory note to UDF X, a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70 million, and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. Our general partner serves as the asset manager of UDF I. In August 2008, we amended this secured promissory note to reduce the commitment amount to $25 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2012. In connection with this note, UDF X agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $751,000. For each of the years ended December 31, 2011 and 2010, approximately $165,000 in commitment fee income is included in mortgage and transaction service revenues – related party. For the years ended December 31, 2011 and 2010, we recognized approximately $3.2 million and $3.5 million, respectively, of interest income – related party related to this note, of which approximately $288,000 and $9,000, respectively, is included in accrued interest receivable – related party as of December 31, 2011 and 2010. Approximately $22.7 million and $21.2 million is included in mortgage notes receivable – related party as of December 31, 2011 and 2010, respectively.

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6 million (the “UDF NP Loan”), and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. Our general partner serves as the asset manager for UDF I. In December 2008, UDF Northpointe, LLC was purchased by an unrelated third party, who assumed the UDF NP Loan. In May 2009, UDF Northpointe, LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by special warranty deed to UDF Northpointe II, LP (“Northpointe II”), a subsidiary of UDF I. Concurrent with this assignment, UDF Northpointe, LLC entered into a contract for deed with Northpointe II whereby UDF Northpointe, LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to UDF Northpointe, LLC. The secured promissory note, which bears an interest rate of 12% per annum, is initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas and was payable on December 28, 2010, but the maturity date was extended to December 28, 2013 pursuant to a modification agreement effective as of June 30, 2011, which also increased the UDF NP Loan to a maximum of $15 million, pursuant to a second secured promissory note in the principal amount of $9 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note. For the years ended December 31, 2011 and 2010, we recognized approximately $1.3 million and $1.1 million, respectively of interest income – related party related to the UDF NP Loan. There was no balance in accrued interest receivable – related party associated with the UDF NP Loan as of December 31, 2011 or 2010. Approximately $11.6 million and $10.1 million is included in mortgage notes receivable – related party associated with the UDF NP Loan as of December 31, 2011 and 2010, respectively.

In August 2008, we originated a secured revolving line of credit to UDF LOF in the principal amount of up to $25 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”). The general partner of UDF LOF is a wholly-owned subsidiary of our general partner and our general partner serves as the asset manager for UDF LOF. The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a lien on all of UDF LOF’s existing and future acquired assets. In connection with the UDF LOF Note, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the UDF LOF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. In August 2011, we amended the UDF LOF Note to reduce the commitment amount to $10 million and extend the maturity date from August 20, 2011 to August 20, 2013. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In January 2010, the balance of the UDF LOF Note was paid in full, although UDF LOF still has the ability to draw on the UDF LOF Note until it matures. In connection with this note, UDF LOF agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $587,000. For the years ended December 31, 2011 and 2010, approximately $138,000 and $216,000, respectively, in commitment fee income is included in mortgage and transaction service revenues – related party. We did not recognize any interest income – related party related to the UDF LOF Note for the years ended December 31, 2011 and 2010. There was no balance in accrued interest receivable – related party associated with the UDF LOF Note as of December 31, 2011 or 2010.

In August 2008, we originated a secured promissory note with Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), in the principal amount of $2.5 million (the “BCH Note”). Our general partner has a minority partner interest in Buffington Capital.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the BCH Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Capital.  Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital merged into Buffington Signature Homes, LLC (“Buffington Signature”), which is ultimately owned and controlled by Buffington Homebuilding Group, LTD (“BHG”), a Texas limited partnership.  Land Development owns a minority limited partnership interest in BHG.  As a result of the merger, and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, Buffington Signature possesses and succeeded to all the rights, responsibilities and obligations of Buffington Capital under the BCH Note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.  Buffington Signature’s payment and performance of the BCH Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Second Amendment to Loan Agreement dated August 12, 2010, matured on August 12, 2011 with no balance outstanding on the note. We did not recognize any interest income – related party related to the BCH Note for the year ended December 31, 2011. For the year ended December 31, 2010 we recognized approximately $16,000 of interest income – related party related to the BCH Note. There was no balance in mortgage notes receivable – related party or accrued interest receivable – related party associated with the BCH Note as of December 31, 2011 or 2010.

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2 million (the “BTC Note”). Our general partner has a minority partner interest in Buffington Classic. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the BTC Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic.  Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital merged into Buffington Texas Classic Homes, LLC (“BTC LLC”), which is ultimately owned and controlled by BHG.  Land Development owns a minority limited partnership interest in BHG.  As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, BTC LLC possesses and succeeded to all the rights, responsibilities and obligations of Buffington Classic under the BTC Note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.  BTC LLC’s payment and performance of the BTC Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Third Amendment to Loan Agreement dated August 21, 2011, is payable on August 21, 2012. We did not recognize any interest income – related party related to the BTC Note for year ended December 31, 2011. For the year ended December 31, 2010 we recognized approximately $10,000 of interest income – related party related to the BTC Note. There was no balance in mortgage notes receivable – related party or accrued interest receivable – related party associated with the BTC Note as of December 31, 2011 or 2010.

Effective December 2008, the Partnership modified a secured promissory note evidencing a loan (the “HTC Loan”) in the principal amount of approximately $8.1 million that it had originated to UDF I in December 2006 in the principal amount of approximately $6.9 million. Our general partner serves as the asset manager for UDF I. In connection with the origination of such promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that such loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. UDF I’s obligations under the HTC Loan are initially secured by a first lien deed of trust filed on 190 undeveloped, entitled single-family home lots located in Thornton, Colorado. The note bears interest at a base rate equal to 12% per annum and interest payments are due monthly. Effective June 30, 2011, the HTC Loan was increased to a maximum of $12.8 million, pursuant to a second secured promissory note in the principal amount of $4.7 million. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note. The second secured promissory note had an initial maturity date of December 31, 2011, which was extended to June 30, 2012 pursuant to a fourth amendment to secured promissory note effective as of June 30, 2011. For the years ended December 31, 2011 and 2010, we recognized $1.4 million and $1.2 million, respectively, of interest income – related party related to the HTC Loan. There was no balance in accrued interest receivable – related party associated with this note as of December 31, 2011 or 2010. Approximately $12.6 million and $11.1 million is included in mortgage notes receivable – related party as of December 31, 2011 and 2010, respectively, related to the HTC Loan.

In July 2009, we originated a secured promissory note to OU Land, a Texas limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of approximately $2.0 million, and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. Our general partner serves as the asset manager for UDF I. The secured promissory note, which bore an interest rate of 15% per annum, was collateralized by a first lien on 56 acres of land located in Houston, Texas and was payable on June 14, 2010, but remained outstanding as of December 31, 2010.  In January 2011, this note was paid off upon a sale of the underlying collateral. Approximately $2.8 million is included in mortgage notes receivable – related party as of December 31, 2010. For the years ended December 31, 2011 and 2010, we recognized approximately $22,000 and $375,000, respectively, of interest income – related party related to this note. There was no balance in accrued interest receivable – related party associated with this note as of December 31, 2011 or 2010.

In November 2010, we assumed a secured promissory note to UDF TX One, LP (“UDF TX One”), a Texas limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of $8.0 million. Our general partner serves as the asset manager for UDF I. In connection with the origination of the promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. The secured promissory note, which bore an interest rate of 9.55% per annum, was collateralized by finished lots in Douglas County, Colorado and was payable on January 31, 2011. This note was paid in full in January 2011. Approximately $125,000 is included in mortgage notes receivable – related party as of December 31, 2010. For the years ended December 31, 2011 and 2010, we recognized approximately $200 and $3,000, respectively, of interest income – related party related to this note. There was no balance in accrued interest receivable – related party associated with this note as of December 31, 2011. Approximately $1,000 was included in accrued interest receivable – related party associated with this note as of December 31, 2010.

In April 2011, we originated a promissory note to UDF Ash Creek, LP (the “Ash Creek Note”), a Delaware limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of $50,000, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the Ash Creek Note is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. Our general partner serves as the asset manager for UDF I. The Ash Creek Note, which bears interest at a base rate equal to 15% per annum, was originally payable on December 5, 2011. Effective December 5, 2011, we entered into an extension agreement with the borrower pursuant to which the maturity date of the Ash Creek Note was extended to December 21, 2012. The Ash Creek Note is secured by a second lien deed of trust. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. For the year ended December 31, 2011, we recognized approximately $5,600 of interest income – related party related to the Ash Creek Note, all of which was included in accrued interest receivable – related party as of December 31, 2011. Approximately $50,000 is included in mortgage notes receivable – related party associated with the Ash Creek Note as of December 31, 2011.

Participation Interest – Related Party

In September 2008, we entered into an Economic Interest Participation Agreement with UMT, pursuant to which we purchased (i) an economic interest in a $45 million revolving credit facility (the “UMT Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”). Our general partner serves as the asset manager for UMT and UDF I. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the Economic Interest Participation Agreement is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. As of December 31, 2010, the UMT Loan was a $60 million revolving line of credit facility evidenced by a Third Amended and Restated Secured Line of Credit Promissory Note dated as of August 17, 2009, as extended to December 31, 2010 by an amendment effective December 31, 2009.  Effective December 31, 2010, the UMT Loan was subsequently increased to $75 million and the maturity date was extended to December 31, 2011 as evidenced by a Second Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2010. Effective December 31, 2011, the UMT Loan was amended and the maturity date was extended to December 31, 2012 as evidenced by a Third Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2011 (as amended, the “UMT Note”). In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.  The UMT Loan is secured by a security interest in the assets of UDF I including UDF I’s land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF I in favor of UMT (the “Security Agreement”).

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

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100. The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan. UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan. If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and we will participate in the control and management of the UMT Loan. The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects. The UMT Loan interest rate is the lower of 14% per annum or the highest rate allowed by law. UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I. For the years ended December 31, 2011 and 2010, we recognized approximately $8.3 million and $7.3 million, respectively, of interest income – related party related to this Economic Interest Participation Agreement, of which approximately $2.3 million and $2.0 million is included in accrued interest receivable – related party for the years ended December 31, 2011 and 2010, respectively.

The UMT Loan is subordinate to the UDF I – Brockhoeft loan. As of December 31, 2011 and 2010, approximately $65.5 million and $57.1 million, respectively, in assets related to the Economic Interest Participation Agreement is included in participation interest – related party.

Loan Participations Sold to Related Parties

From inception through December 31, 2011, we have entered into 8 loan participation agreements with related parties whereby a related party has purchased a participation interest in a mortgage investment that we have originated. As of December 31, 2011, 6 of these agreements remain outstanding.

Our related parties participate in these mortgage investments by funding our lending obligations up to a maximum amount for each participation. Such participations entitle our related parties to receive payments of principal up to the amounts they have funded and interest from our borrower on the amounts they have funded, and to share in the proceeds of the collateral for the loan, including the land and related improvements to residential property owned by the borrowers and/or the ownership interests of the borrower that secure the original mortgage investment. The income earned by our related parties and the amounts our borrowers owe to our related parties for principal and interest earned with respect to these participation agreements are not reflected in our financial statements.

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

Effective December 2008, we entered into a loan participation agreement with UMT pursuant to which UMT purchased a participation in the Buffington Bear Creek Note (the “UMT Bear Creek Participation”). An affiliate of our general partner serves as the advisor to UMT. Effective January 2010, we entered into a loan participation agreement with UDF IV pursuant to which UDF IV also purchased a participation interest in the Buffington Bear Creek Note (the “UDF IV Bear Creek Participation”). Our general partner serves as the asset manager of UDF IV. We obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances. The UMT Bear Creek Participation and the UDF IV Bear Creek Participation gave UMT and UDF IV the right to receive payment from us of principal and accrued interest relating to amounts they funded under their participation agreements.

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

As of December 31, 2011 and 2010, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the Buffington Bear Creek Note. As the Buffington Bear Creek Note was fully repaid in October 2010, neither UMT nor UDF IV had any outstanding participation interest as of December 31, 2011 or 2010. For the year ended December 31, 2010, we recognized approximately $15,000 of interest income on the Buffington Bear Creek Note.

BCH Note and BTC Note

In August 2008, we originated the $2.5 million BCH Note and the $2.0 million BTC Note with Buffington Capital and Buffington Classic, respectively (collectively, “Buff Homes”).

Effective March 2010, we entered into two Participation Agreements (collectively, the “BCH and BTC Participation Agreements”) with UDF IV, pursuant to which UDF IV purchased a participation interest in the BCH Note and the BTC Note (collectively, the “Lot Inventory Loans”). Our general partner serves as the asset manager of UDF IV. We obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances. Pursuant to the BCH and BTC Participation Agreements, UDF IV will participate in the Lot Inventory Loans by funding our lending obligations under the Lot Inventory Loans. The BCH and BTC Participation Agreements give UDF IV the right to receive repayment of all principal and accrued interest relating to amounts funded by them under the BCH and BTC Participation Agreements. UDF IV’s participation interest is repaid as Buff Homes repays the Lot Inventory Loans. For each loan originated, Buff Homes is required to pay interest monthly and to repay the principal advanced no later than 12 months following the origination of the loan. The BCH Note matured in August 2011, was paid in full and was not renewed, and the BTC Note matures in August 2012, as amended. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

On April 9, 2010, we entered into the Agent Agreement with UDF IV. In accordance with the Agent Agreement, we will continue to manage and control the Lot Inventory Loans and UDF IV has appointed us as its agent to act on its behalf with respect to all aspects of the Lot Inventory Loans, provided that, pursuant to the Agent Agreement, UDF IV retains approval rights in connection with any material decisions pertaining to the administration and services of the Lot Inventory Loans and, with respect to any material modification to such loans and in the event that such loans become non-performing, UDF IV shall have effective control over the remedies relating to their enforcement, including ultimate control of the foreclosure process.

As of December 31, 2011 and 2010, we did not have an outstanding balance in mortgage notes receivable – related party or accrued interest receivable – related party associated with the BCH Note or the BTC Note. As of December 31, 2011 and 2010, UDF IV had a participation interest associated with the BCH and BTC Participation Agreements of approximately $246,000 and $216,000, respectively. The UDF IV participation interest is not included on our balance sheet. For the year ended December 31, 2010, we recognized approximately $26,000 of interest income associated with the BCH and BTC Note.

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

Effective June 2010, we entered into a loan participation agreement with UDF IV pursuant to which UDF IV purchased a participation interest (the “TR II Finished Lot Participation”) in the TR II Finished Lot Note. Our general partner serves as the asset manager of UDF IV. We obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances. Pursuant to the TR II Finished Lot Participation, UDF IV is entitled to receive repayment of its participation in the outstanding principal amount of the TR II Finished Lot Note, plus accrued interest thereon, over time as the borrower repays the loan.

As of December 31, 2011 and 2010, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the TR II Finished Lot Note. As of December 31, 2011 and 2010, UDF IV had a participation interest associated with the TR II Finished Lot Participation of approximately $2.7 million and $2.0 million, respectively. The UDF IV participation interest is not included on our balance sheet. For the year ended December 31, 2010, we recognized approximately $140,000 of interest income associated with the TR II Finished Lot Note.

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

Effective June 2010, we entered into a loan participation agreement with UDF IV pursuant to which UDF IV purchased a participation interest (the “TR Paper Lot Participation”) in the TR Paper Lot Note. Our general partner serves as the asset manager of UDF IV. We obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances. Pursuant to the TR Paper Lot Participation, UDF IV is entitled to receive repayment of its participation in the outstanding principal amount of the TR Paper Lot Note, plus its proportionate share of accrued interest thereon, over time as the borrower repays the TR Paper Lot Note.

As of December 31, 2011 and 2010, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the TR Paper Lot Note. As of December 31, 2011 and 2010, UDF IV had a participation interest associated with the TR Paper Lot Participation of approximately $9.2 million and $2.1 million, respectively. The UDF IV participation interest is not included on our balance sheet. For the year ended December 31, 2010, we recognized approximately $240,000 of interest income associated with the TR Paper Lot Note.

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

Effective May 2011, we entered into a loan participation agreement with UDF LOF pursuant to which UDF LOF purchased a participation interest (the “Luckey Ranch Participation”) in the Luckey Ranch Note. The general partner of UDF LOF is a wholly-owned subsidiary of our general partner and our general partner serves as the asset manager for UDF LOF. We obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances.  Pursuant to the Luckey Ranch Participation, UDF LOF is entitled to receive repayment of its participation in the outstanding principal amount of the Luckey Ranch Note, plus its proportionate share of accrued interest thereon, over time as the borrower repays the Luckey Ranch Note.

As of December 31, 2011, we had an outstanding balance in mortgage notes receivable and accrued interest receivable of approximately $99,000 and $13,000, respectively, associated with the Luckey Ranch Note. As of December 31, 2011, UDF LOF had a participation interest associated with the Luckey Ranch Participation of approximately $824,000. The UDF LOF participation interest is not included on our balance sheet. For the year ended December 31, 2011, we recognized approximately $108,000 of interest income associated with the Luckey Ranch Note.

Buffington Brushy Creek Note

In May 2008, we originated a $4.7 million secured promissory note (the “Buffington Brushy Creek Note”) with Buffington Brushy Creek, Ltd., an unaffiliated Texas limited liability company, and Buff Star Ventures, Ltd., an unaffiliated Texas limited liability company, as co-borrowers (collectively, “Buff Star”). The Buffington Brushy Creek Note is secured by a pledge of ownership interests in Buff Star. Buff Star owns partnership interests in a limited partnership that owns finished lots and entitled land in a residential subdivision in Travis County, Texas.  The interest rate under the Buffington Brushy Creek Note is 16%. Pursuant to the Second Amendment to Secured Promissory Note entered into in May 2011, the Buffington Brushy Creek Note matures on May 19, 2013. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

Effective May 2011, we entered into a loan participation agreement with UDF LOF pursuant to which UDF LOF purchased a participation interest (the “Brushy Creek Participation”) in the Buffington Brushy Creek Note. The general partner of UDF LOF is a wholly-owned subsidiary of our general partner and our general partner serves as the asset manager for UDF LOF. We obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances.  Pursuant to the Brushy Creek Participation, UDF LOF is entitled to receive repayment of its participation in the outstanding principal amount of the Buffington Brushy Creek Note, plus its proportionate share of accrued interest thereon, over time as the borrower repays the note.

As of December 31, 2011, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the Buffington Brushy Creek Note. As of December 31, 2011, UDF LOF had a participation interest associated with the Brushy Creek Participation of approximately $619,000. The UDF LOF participation interest is not included on our balance sheet. For the year ended December 31, 2011, we recognized approximately $167,000 of interest income associated with the Buffington Brushy Creek Note.

CTMGT Note

In December 2007, we originated a $25 million secured promissory note (the “CTMGT Note”) with CTMGT, LLC, an unaffiliated Texas limited liability company and its subsidiaries, who are co-borrowers of the CTMGT Note. The CTMGT Note was subsequently increased to $50 million pursuant to an amendment entered into in July 2008, and thereafter to $64.5 million pursuant to an amendment entered into in November 2011. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The CTMGT Note is a co-investment loan secured by multiple investments. These investments are cross-collateralized and are secured by collateral-sharing arrangements in second liens covering finished lots and entitled land, pledges of the ownership interests in the borrowing entities, and guarantees. The collateral-sharing arrangements with our affiliates and our borrowers allocate the proceeds of the co-investment collateral between us and our affiliates.  Under these collateral-sharing arrangements for the CTMGT Note, we are entitled to receive 75% of collateral proceeds.  In the event of a borrower’s bankruptcy, we are entitled to receive 100% of the collateral proceeds after payment of the senior lenders, ahead of payment to our affiliates.  The CTMGT collateral is located in multiple counties in the greater Dallas-Fort Worth area and surrounding counties. The interest rate on the CTMGT Note is 16.25%. Pursuant to the amendment entered into in November 2011, the CTMGT Note matures on July 1, 2012.

Effective July 2011, we entered into a loan participation agreement with UDF LOF pursuant to which UDF LOF purchased a participation interest (the “CTMGT Participation”) in the CTMGT Note. The general partner of UDF LOF is a wholly-owned subsidiary of our general partner and our general partner serves as the asset manager for UDF LOF. We obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances.  Pursuant to the CTMGT Participation, UDF LOF is entitled to receive repayment of its participation in the outstanding principal amount of the CTMGT Note, plus its proportionate share of accrued interest thereon, over time as the borrower repays the note.

As of December 31, 2011, we had an outstanding balance in mortgage notes receivable of approximately $40.7 million associated with the CTMGT Note. As of December 31, 2011, we did not have an outstanding balance in accrued interest receivable associated with the CTMGT Note. As of December 31, 2011, UDF LOF had a participation interest associated with the CTMGT Participation of approximately $16.6 million. The UDF LOF participation interest is not included on our balance sheet. For the year ended December 31, 2011, we recognized approximately $7.6 million of interest income associated with the CTMGT Note.

Credit Enhancement Fees – Related Party

In February 2009, we deposited $1.5 million into an account with LegacyTexas (the “Deposit Account”) for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending, a Delaware limited partnership. UMTH Lending and our general partner are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both UMTH Lending and our general partner. We provided LegacyTexas a security interest in the Deposit Account as further collateral for a loan obtained by UMTH Lending from LegacyTexas (the “UMTH Lending Loan”). In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In November 2010, UMTH Lending refinanced the UMTH Lending Loan with United Texas Bank (“UTB”). In conjunction with this refinance, we deposited $1.5 million into an account with UTB (the “UTB Deposit Account”) for the purpose of providing collateral to UTB for the benefit of UMTH Lending. The UTB Deposit Account replaced the Deposit Account previously established with LegacyTexas. We provided the UTB Deposit Account as further collateral for a loan obtained by UMTH Lending from UTB (the “UTB-UMTH Lending Loan”). In consideration for providing the Deposit Account and the UTB Deposit Account (collectively, the “UMTH Lending Deposit Accounts”) as collateral for the UMTH Lending Loan and the UTB-UMTH Lending Loan (collectively, the “UMTH Lending Loans”), UMTH Lending agreed to pay us a fee equal to 3% per annum of the amount outstanding in the UMTH Lending Deposit Accounts, paid in 12 monthly installments per year for each year that the UMTH Lending Deposit Accounts secure the UMTH Lending Loans. This fee of approximately $45,000 is included in mortgage and transaction service revenues – related party income for each of the years ended December 31, 2011 and 2010. The UTB Deposit Account is included as restricted cash on our balance sheet.

In August 2009, we entered into the TCB Guarantee for the benefit of UMT Home Finance, or its permitted successors and assigns, by which we guaranteed the repayment of up to $5 million owed to Texas Capital Bank with respect to that certain promissory note between UMT Home Finance and Texas Capital Bank. UMT Home Finance is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the TCB Guarantee, we entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the TCB Guarantee (i.e., $50,000 per annum). In conjunction with this agreement, approximately $50,000 is included in mortgage and transaction service revenues – related party income for each of the years ended December 31, 2011 and 2010.

In March 2010, in consideration of us entering into the Resort Island Guaranty, we entered into a letter agreement with UDFLOF Resort Island, which provides for UDFLOF Resort Island to pay us a guaranty fee equal to 1% of our maximum exposure (i.e., $9,250) under the guaranty, which was paid to us upon the execution of the guaranty. UDFLOF Resort Island is a wholly-owned subsidiary of UDF LOF.  Our general partner is an affiliate of UDF LOF. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. UDFLOF Resort Island paid off the loan to BOLC in December 2010, thus extinguishing the guarantee. In conjunction with this agreement, no amount is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2011. Approximately $9,000 is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2010.

In April 2010, in consideration of us entering into the UDF IV HF Guaranty, we entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum). UDF IV Home Finance is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV and an affiliate of our general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In conjunction with this agreement, $60,000 and $45,000, respectively, is included in mortgage and transaction service revenues – related party income for the years ended December 31, 2011 and 2010.

In April 2010, in consideration of us entering into the UMT 15th Street Guaranty, we entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. UMT 15th Street is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $11,000 and $10,000, respectively, is included in mortgage and transaction service revenues – related party income for the years ended December 31, 2011 and 2010.

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of our existing and future assets. Our general partner serves as the asset manager for UDF I. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. This fee of approximately $450,000 and $225,000, respectively, is included in mortgage and transaction service revenues – related party income for the years ended December 31, 2011 and 2010.

In August 2010, in consideration of us entering into the UDF IV Acquisitions Guaranty, we entered into a letter agreement with UDF IV Acquisitions, which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month. UDF IV Acquisitions is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we have requested an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $43,000 and $20,000, respectively, is included in mortgage and transaction service revenues – related party income for the years ended December 31, 2011 and 2010.

In December 2010, in consideration of us entering into the UDF IV Finance II Guaranty, we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $7.5 million loan between UDF IV Finance II and F&M at the end of the month. UDF IV Finance II is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV and an affiliate of our general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $52,000 is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2011. No amount is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2010.

In May 2011, in consideration of us entering into the UMT HF III Guaranty, we entered into a letter agreement with UMT HF III which provides for UMT HF III to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $4.3 million loan between UMT HF III and Veritex at the end of the month. UMT HF III is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $8,000 is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2011. No amount is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2010.

In August 2011, in consideration of us entering into the UMT HF II Guaranty, we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the $250,000 loan between UMT HF II and FFB at the end of the month. UMT HF II is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $400 is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2011. No amount is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2010.

In October 2011, in consideration of us entering into the UMT HF II Green Bank Guaranty, we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $5 million loan between UMT HF II and Green Bank at the end of the month. UMT HF II is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $300 is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2011. No amount is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2010.

Policies and Procedures for Transactions with Related Persons

The agreements and arrangements among us, our general partner and its affiliates have been established by our general partner, and our general partner believes the amounts to be paid thereunder to be reasonable and customary under the circumstances. As a limited partnership, we do not have any independent personnel that approve or ratify these agreements and arrangements. Therefore, in an effort to establish standards for minimizing and resolving these potential conflicts, our general partner has agreed to the guidelines and limitations set forth in our Partnership Agreement, including the guidelines and limitations imposed by the NASAA Mortgage Program Guidelines. Among other things, these provisions:

•	set forth the specific conditions under which we may own mortgages jointly or in a partnership with an affiliate of the general partner (specifically, we may not own mortgage loans or other properties jointly or in a partnership or joint venture with an affiliate of our general partner unless such property is owned by a joint venture or general partnership with a publicly registered affiliate, and unless (i) such affiliate has substantially identical investment objectives as us with respect to such property; (ii) we, as a result of such joint ownership or partnership ownership of a property, are not charged, directly or indirectly, more than once for the same services; (iii) the compensation payable to our general partner and its affiliates is substantially identical in each program; (iv) we will have a right of first refusal to buy the property held by such joint venture in the event that such affiliate elects to sell its interest in the joint venture; and (v) the investment by us and such affiliate are on substantially the same terms and conditions);
•	prohibit us from purchasing mortgages or leasing investment properties from our general partner or its affiliates except under certain limited circumstances in which (i) our general partner or its affiliates temporarily enter into contracts relating to investment properties to be assigned to us prior to closing or purchase property in their own names (and assume loans in connection therewith) and temporarily hold title thereto for the purpose of facilitating the acquisition of such property for us or the borrowing of money or obtaining of financing for us; or (ii) the purchase is made pursuant to a right of first refusal for such property, provided that the purchase price for such property pursuant to the right of first refusal is not greater than the fair market value as determined by the appraisal of an independent advisor;

•	prohibit the commingling of partnership funds (except in the case of making capital contributions to joint ventures and to the limited extent permissible under the NASAA Mortgage Program Guidelines); and
•	require us to obtain an independent appraisal of the property securing each mortgage loan that we purchase.

Loans or credit enhancements will be made or provided to affiliates of our general partner (or entities which affiliates of our general partner hold an interest) only if:

•	the loan or credit enhancement includes each of the following terms:
•	the loan or credit enhancement is secured by a first or junior lien on residential real estate;
•	the loan or credit enhancement amount, inclusive of first and junior indebtedness provided by us, shall not exceed 80% of the appraised value of the property securing the indebtedness;
•	the affiliate may not own more than 50% of the borrowing entity;
•	the borrowing entity must provide a minimum equity contribution of not less than 20% of the property acquisition price or acquisition price and development costs;
•	the loan or credit enhancement rate of interest shall not be less than the highest rate charged by us to unaffiliated borrowers; and
•	the loan or credit enhancement provides recourse to the borrower not less than 100% of the loan or credit enhancement amount; or
•	an independent advisor selected by our general partner issues an opinion to the effect that the proposed loan or credit enhancement to an affiliate of our general partner is fair and at least as favorable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In addition, our general partner is required to obtain a letter of opinion from the independent advisor in connection with any disposition, renegotiation, or other subsequent transaction involving loans or credit enhancements made to our general partner or an affiliate of our general partner. The independent advisor’s compensation must be paid by our general partner and not be reimbursable by us.

An “independent advisor” is someone who meets all of the following criteria:

•	The advisor must be a long-established, nationally recognized investment banking firm, accounting firm, mortgage banking firm, real estate financial consulting firm or advisory firm;

•	The advisor must have a staff of real estate professionals;
•	The compensation of the advisor must be determined and embodied in a written contract before an opinion from such advisor is rendered;
•	If the advisor is not the advisor previously engaged by us to render a fairness opinion for the same transaction or a preceding transaction involving us, our general partner must inform our limited partners (by no later than our next annual report) of the date when such advisor was engaged, and whether there were any disagreements with the former advisor on any matters of valuation, assumptions, methodology, accounting principles and practice, or disclosure, which disagreements, if not resolved to the satisfaction of the former advisor, would have caused him to make reference, in connection with the fairness opinion, to the subject matter of the disagreement or decline to give an opinion; and
•	The advisor, directly or indirectly, may not have an interest in, nor any material business or professional relationship with, us, our general partner, the borrower, or any affiliates of us, our general partner or the borrower. Independence will be considered to be impaired if, for example, during the period of the advisor’s engagement, or at any time of expressing its opinion, the advisor or the advisor’s firm: (1) has, or was committed to acquire any direct or indirect ownership interest in us, our general partner, borrower, or affiliates of us, our general partner or the borrower; (2) had any joint closely-held business investment with us, our general partner, the borrower, or affiliates of us, our general partner or the borrower, which was material in relation to the advisor’s net worth; or (3) had any loan to or from us, our general partner, the borrower, or affiliates of us, our general partner or the borrower. For purposes of determining whether a business or professional relationship or joint investment is material, the gross revenue derived by the advisor from us, our general partner, the borrower, or affiliates of us, our general partner or the borrower shall be deemed material if it exceeds 5% of the annual gross revenue derived by the advisor from all sources, or exceeds 5% of the individual’s or advisory firm’s net worth (on an estimated fair market value basis).

As of December 31, 2011, the independent advisors from whom we have requested fairness opinions, which were selected by our general partner, are Jackson Claborn, Inc. Established in 1993, Jackson Claborn, Inc. is a full-service real estate appraisal and consulting firm which has been involved in the analysis of all types of commercial and residential property including, but not limited to, single-family subdivisions, single-family residences, golf courses, mixed-use developments, special-use projects and vacant land. Principals and professionals associated with Jackson Claborn, Inc. hold State of Texas Certified General Appraiser licenses and are members or designated members of the Appraisal Institute.

As of December 31, 2011, we have entered into eight loan participation agreements with related parties whereby a related party has purchased a participation interest in a mortgage investment that we have originated for which we have obtained fairness opinions from Jackson Claborn, Inc.. Our general partner believes that these purchased participation interests and credit enhancements are similar to our past practices and that they are fair and at least as favorable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.

In addition, our general partner has a fiduciary obligation to act in the best interests of both our limited partners and the investors in other affiliated programs and will use its best efforts to assure that we will be treated at least as favorably as any other affiliated program.

Item 14. Principal Accounting Fees and Services.

Because we do not have a board of directors or any board committees, including an audit committee, our general partner pre-approves all auditing and permissible non-auditing services (including the fees and terms thereof) provided by our independent registered public accounting firm. The independent public accountants may not be retained to perform the non-auditing services specified in Section 10A(g) of the Exchange Act.

All services rendered by Whitley Penn LLP were pre-approved in accordance with the policies and procedures described above.

Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees for professional audit services rendered by Whitley Penn LLP for the audit of our annual financial statements for the years ended December 31, 2011 and 2010 and fees billed for other services rendered by our independent public registered accounting firm during that period:

	2011	2010
Audit Fees (1)	$129,900	$121,900
Audit-Related Fees (2)	-	-
Tax Fees (3)	27,750	30,000
All Other Fees (4)	-	-
Total Fees	$157,650	$151,900

(1)	Audit fees consisted of professional services performed in connection with the audit of our financial statements and review of our financial statements included in our Forms 10-Q, our Form 10-K and our Registration Statement on Form S-11.

(2)	Fees related to consultations concerning financial accounting and reporting standards.

(3)	Tax fees consisted principally of assistance with matters relating to tax preparation and tax advice.

(4)	All other fees relate to fees for other permissible work performed that does not meet the above-described categories.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed.

1.	Financial Statements.

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.	Financial Statement Schedules.

None.

3.	Exhibits.

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

United Development Funding III, L.P.

March 30, 2012	By:	/s/ Hollis M. Greenlaw

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

March 30, 2012	By:	/s/ Hollis M. Greenlaw

Hollis M. Greenlaw

President and Chief Executive Officer of UMTH Land Development, L.P., sole general partner of the Registrant and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.

(Principal Executive Officer)

March 30, 2012	By:	/s/ Cara D. Obert

Cara D. Obert

Chief Financial Officer of UMTH Land Development, L.P., sole general partner of the Registrant

(Principal Financial Officer and Principal Accounting Officer)

March 30, 2012	By:	/s/ Theodore F. Etter

Theodore F. Etter

Chairman of the Board of UMT Services, Inc., sole general partner of UMTH Land Development, L.P., sole general partner of the Registrant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United Development Funding III, L.P.

We have audited the accompanying balance sheets of United Development Funding III, L.P. (the “Partnership”) as of December 31, 2011 and 2010, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2011, 2010 and 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Development Funding III, L.P. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 30, 2012

UNITED DEVELOPMENT FUNDING III, L.P.

BALANCE SHEETS

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$2,734,378	$815,192
Restricted cash	1,518,662	1,502,849
Accrued interest receivable	6,212,708	5,833,025
Accrued interest receivable – related party	2,783,418	2,326,569
Mortgage notes receivable, net	224,471,362	220,804,130
Mortgage notes receivable – related party, net	52,027,407	54,622,666
Participation interest – related party, net	66,150,523	57,851,492
Other assets	83,705	245,349

Total assets	$355,982,163	$344,001,272

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$193,293	$175,780
Accrued liabilities	205,466	164,940
Accrued liabilities – related party	3,507,212	3,678,858
Distributions payable	1,552,450	2,983,217
Line-of-credit	15,000,000	15,000,000

Total liabilities	20,458,421	22,002,795

Commitments and contingencies

Partners’ Capital:
Limited partners’ capital: 22,500,000 units authorized; 18,326,511 units issued and outstanding at December 31, 2011 and 17,782,903 units issued and outstanding at December 31, 2010	335,489,379	321,918,625
General partner’s capital	34,363	79,852

Total partners’ capital	335,523,742	321,998,477

Total liabilities and partners’ capital	$355,982,163	$344,001,272

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009

Revenues:
Interest income	$34,101,550	$32,137,590	$27,720,954
Interest income – related party	15,241,067	14,664,331	13,858,014
Mortgage and transaction service revenues	1,062,225	1,392,356	1,877,213
Mortgage and transaction service revenues – related party	1,022,105	829,018	539,366
Total revenues	51,426,947	49,023,295	43,995,547

Expenses:
Interest expense	1,500,000	1,500,000	410,959
Loan loss reserve expense	4,015,168	3,475,773	3,420,277
General and administrative	1,039,500	1,168,862	737,030
General and administrative – related party	2,697,726	2,786,187	2,706,699
Total expenses	9,252,394	8,930,822	7,274,965

Net income	$42,174,553	$40,092,473	$36,720,582

Earnings allocated to limited partners	$37,796,687	$35,930,734	$32,908,856

Earnings per limited partnership unit, basic and diluted	$2.09	$2.05	$1.96

Weighted average limited partnership units outstanding	18,046,187	17,494,694	16,753,229

Distributions per weighted average limited partnership units outstanding	$1.94	$1.94	$1.92

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

For the Years Ended December 31, 2011, 2010 and 2009

	General	Limited	Limited	Total
	Partner's	Partners'	Partners'	Partners'
	Capital	Units	Capital	Capital

Balance at December 31, 2008	$260,965	15,019,292	$268,179,990	$268,440,955

Contributions, net of offering costs of $4,280,361	-	1,760,736	31,094,254	31,094,254

Distributions paid	(4,025,313)	-	(32,238,009)	(36,263,322)

Distribution reinvestment	-	611,056	12,221,121	12,221,121

Redemption of limited partners’ interest	-	(158,544)	(3,170,882)	(3,170,882)

Net income	3,811,726	-	32,908,856	36,720,582

Balance at December 31, 2009	47,378	17,232,540	308,995,330	309,042,708

Contributions	-	-	6,341	6,341

Distributions paid	(1,146,048)	-	(34,021,035)	(35,167,083)

Distribution reinvestment	-	574,431	11,488,607	11,488,607

Distributions declared, but not paid	(2,983,217)	-	-	(2,983,217)

Redemption of limited partners’ interest	-	(24,068)	(481,352)	(481,352)

Net income	4,161,739	-	35,930,734	40,092,473

Balance at December 31, 2010	79,852	17,782,903	321,918,625	321,998,477

Distributions paid	(2,870,905)	-	(35,098,089)	(37,968,994)

Distribution reinvestment	-	543,608	10,872,156	10,872,156

Distributions declared, but not paid	(1,552,450)	-	-	(1,552,450)

Net income	4,377,866	-	37,796,687	42,174,553

Balance at December 31, 2011	$34,363	18,326,511	$335,489,379	$335,523,742

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
Operating Activities
Net income	$42,174,553	$40,092,473	$36,720,582
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,015,168	3,475,773	3,420,277
Amortization	161,165	303,933	164,247
Changes in operating assets and liabilities:
Accrued interest receivable	(379,683)	1,979,910	(5,511,410)
Accrued interest receivable – related party	(456,849)	(158,368)	(1,484,672)
Other assets	479	(173,906)	(522,915)
Accounts payable	17,513	48,384	127,396
Accrued liabilities	40,526	61,784	(313,805)
Accrued liabilities – related party	(171,646)	674,968	(342,416)
Net cash provided by operating activities	45,401,226	46,304,951	32,257,284

Investing Activities
Investments in mortgage notes receivable	(25,343,522)	(41,494,969)	(72,617,671)
Investments in mortgage notes receivable – related party	(6,181,595)	(5,855,582)	(38,542,141)
Investments in participation interest – related party	(8,452,688)	(7,903,487)	(15,466,994)
Receipts from mortgage notes receivable	17,661,122	19,652,211	29,466,426
Receipts from mortgage notes receivable – related party	8,776,854	3,206,663	36,999,469
Receipts from participation interest – related party	153,657	4,777,995	-
Restricted cash	(15,813)	717,490	(1,015,149)
Net cash used in investing activities	(13,401,985)	(26,899,679)	(61,176,060)

Financing Activities
Net proceeds from (payments on) line-of-credit	-	-	15,000,000
Limited partner contributions	-	6,341	35,374,615
Limited partner distributions	(35,098,089)	(34,021,035)	(32,238,009)
Limited partner distribution reinvestment	10,872,156	11,488,607	12,221,121
Limited partner redemptions	-	(481,352)	(3,170,882)
General partner distributions	(5,854,122)	(1,146,048)	(4,025,313)
Escrow payable	-	-	(517,190)
Payments of offering costs	-	-	(4,280,361)
Deferred offering costs	-	-	612,292
Net cash (used in) provided by financing activities	(30,080,055)	(24,153,487)	18,976,273

Net increase (decrease) in cash and cash equivalents	1,919,186	(4,748,215)	(9,942,503)
Cash and cash equivalents at beginning of period	815,192	5,563,407	15,505,910
Cash and cash equivalents at end of period	$2,734,378	$815,192	$5,563,407

Supplemental Cash Flow Information
Cash paid for interest	$1,500,000	$1,500,000	$283,562

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

Our general partner is UMTH Land Development, L.P. (“Land Development”), a Delaware limited partnership that is responsible for our overall management, conduct, and operation. Our general partner has authority to act on our behalf in all matters respecting us, our business and our property. Our limited partners take no part in the management of our business or transact any business for us and have no power to sign for or bind us; provided, however, that our limited partners, by a majority vote and without the concurrence of our general partner, have the right to: (a) amend the Second Amended and Restated Agreement of Limited Partnership governing the Partnership, as amended (the “Partnership Agreement”), (b) dissolve the Partnership, (c) remove our general partner or any successor general partner, (d) elect a new general partner, and (e) approve or disapprove a transaction entailing the sale of all or substantially all of the real properties acquired by the Partnership.

UMT Holdings, L.P. (“UMT Holdings”) holds 99.9% of the limited partnership interests in our general partner. UMT Services, Inc. (“UMT Services”) owns the remaining 0.1% of the limited partnership interests in our general partner and serves as its general partner. Land Development has been engaged to provide asset management services for four investment partnerships (United Development Funding, L.P. (“UDF I”), United Development Funding II, L.P., UDF Texas Two, LP and United Development Funding Land Opportunity Fund, L.P. (“UDF LOF”)) and one real estate investment trust (United Development Funding IV (“UDF IV”)). Land Development also holds a 99.9% partnership interest in UMTHLD FLF I, L.P., UMTHLD FLF II, L.P. and United Development Funding X, L.P., with the remaining 0.1% interest owned by UMT Services. In addition, Land Development owns 100% of the interests in UDF Land GP, LLC, which serves as the general partner of the general partner of UDF LOF. See Note L for discussion of related party transactions.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2011 and 2010, there were no such amounts included in cash and cash equivalents.

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

Participation Interest – Related Party

Participation interest – related party represents an Economic Interest Participation Agreement with United Mortgage Trust, a real estate investment trust organized under the laws of the state of Maryland (“UMT”), pursuant to which we purchased (i) an economic interest in a $75 million revolving credit facility from UMT to UDF I, a Delaware limited partnership, and (ii) a purchase option to acquire a full ownership participation interest in the revolving credit facility from UMT to UDF I. See Note L, “Related Party Transactions” for further details.

Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party. We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. Our review consists of evaluating economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral, and other relevant factors. This review is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

In reviewing our portfolio, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, as well as the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we consider third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” and decrease the allowance for loan losses, while amounts recovered on previously charged off accounts increase the allowance.

Revenue Recognition

Interest income on mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis. Income recognition is suspended for loans at the date at which payments, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2011, we were suspending income recognition on two mortgage notes receivable with an aggregate unpaid principal balance of approximately $2.2 million. As of December 31, 2010, we were suspending income recognition on one mortgage note receivable with an unpaid principal balance of approximately $800,000.

We generate mortgage and transaction service revenues and mortgage and transaction service revenues – related party by originating and acquiring mortgage notes receivable and other loans. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables-Nonrefundable Fees and Other Costs (“ASC 310-20”), we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes. In addition, credit enhancement fee income is generated by fees charged to parties for credit enhancements provided to lenders by the Partnership on behalf of the parties. Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement. As of December 31, 2011, the Partnership was providing 10 credit enhancements to related parties (see Note L for further discussion).

The Partnership also expenses acquisition and origination fees (“Placement Fees”) paid to the general partner to provide for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with mortgage notes receivable or participation interest held by the Partnership on a straight-line basis. As of December 31, 2011 and 2010, approximately $3.3 million and $3.5 million, respectively, of such net deferred fees are included in mortgage notes receivable. Approximately $779,000 and $695,000 of net deferred fees are included in mortgage notes receivable – related party as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, approximately $647,000 and $801,000, respectively, of deferred fees are included in participation interest – related party. See Note L, “Related Party Transactions” for further details.

Organization Costs and Offering Costs

In accordance with FASB ASC 720-15, Other Expenses-Start Up Costs, the Partnership expenses organization costs as incurred. Offering costs related to raising capital from debt will be capitalized and amortized over the term of such debt. Offering costs related to raising capital from equity will be offset as a reduction of capital raised in partners’ capital. Certain offering costs were paid by the general partner. As noted in Note L, these costs have been reimbursed to our general partner by the Partnership and ceased after the Primary Offering (as defined below) was terminated on April 23, 2009.

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses and debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with our public offering of our units of limited partnership interest). Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions, in addition to the payments made to our general partner and related parties. See Note L for further discussion of related party transactions.

A “carried interest” is an equity interest in us to participate in all distributions, other than distributions attributable to our general partner’s promotional interest, of cash available for distribution and net proceeds from a capital transaction that are distributable under the distribution priority for net proceeds from a capital transaction described below. If our general partner enters into commitments to investments in mortgages in excess of 82% of the gross proceeds of our public offering of our units of limited partnership interest, our general partner will be entitled to a carried interest equal to (a) 1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross proceeds of the Offering (or if commitments to investments in mortgages are above 82% but no more than 84.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 82%), (b) 1% for the next 2% of additional commitments to investments in mortgages above 84.5% of the gross proceeds of the Offering (or if commitments to investments in mortgages are above 84.5% but no more than 86.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 84.5%) and (c) 1% for each additional 1% of additional commitments to investments in mortgages above 86.5% of the gross proceeds of the Offering (or a fractional percentage equal to the fractional amount of any 1% of additional commitments to investments in mortgages). By way of illustration, if 85.5% of the gross proceeds of the Offering are committed to investments in mortgages, then our general partner would be entitled to a carried interest of 1.5% (1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross proceeds of the Offering and 0.5% for the next 1% of additional commitments to investments in mortgages above 84.5% of the gross proceeds of the Offering) of any amount otherwise distributable to the limited partners after deduction of any promotional interest payable to our general partner.

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

Monthly distributions are currently paid to our limited partners at a 9.75% annualized return, assuming a purchase price of $20.00 per unit, on a pro rata basis based on the number of days in the Partnership. Retained earnings would contain a surplus if the cash available for distributions less the 9.5% reserve exceeded the monthly distribution to the general and limited partners. Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distribution to general and limited partners. It is the intent of management to monitor and distribute such surplus, if any, on an annual basis.

The chart below summarizes the approximate aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of December 31, 2011 and 2010:

	As of December 31,
	2011		2010
General Partner	$15,342,000	(1)	$10,919,000	(2)
Limited Partners	124,457,000	(3)	89,358,000	(4)
Retained Earnings Reserve	5,271,000		2,663,000
Retained Earnings Deficit	(8,801,000)		(7,402,000)

(1)	approximately $13.7 million paid in cash and $1.6 million has been declared, but not paid.

(2)	approximately $7.9 million paid in cash and $3.0 million has been declared, but not paid.

(3)	approximately $81.6 million paid in cash and approximately $42.9 million reinvested in 2,144,754 units of limited partnership interest under our DRIP and Secondary DRIP.

(4)	approximately $57.4 million paid in cash and approximately $32.0 million reinvested in 1,601,146 units of limited partnership interest under our DRIP and Secondary DRIP.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets and the general, including the distributions to our general partner described above, and administrative – related party expenses for the years ended December 31, 2011 and 2010. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

	For the Years Ended December 31,
	2011	2010
Payments to General Partner and Related Parties	$7,486,000	$2,014,000
Total General and Administrative Expenses to General Partner and Related Parties	2,698,000	2,786,000

Income Taxes

The Partnership is organized as a limited partnership for federal income tax purposes. As a result, income or losses are taxable or deductible to the partners rather than at the partnership level; accordingly, no provision has been made for federal income taxes in the accompanying financial statements. The chart below provides a reconciliation of our GAAP net income to our taxable income for the years ended December 31, 2011 and 2010:

	2011		2010
GAAP Net Income	$42,174,553		$40,092,473
Temporary differences	3,647,679	(1)(2)	2,551,115	(1)
Taxable income	$45,822,232	(2)	$42,643,588

(1)	Consists primarily of revenues amortized for GAAP purposes but recognized immediately for tax purposes as well as loan loss reserves recorded for GAAP purposes but not recognized for tax purposes until losses actually incurred.

(2)	Amounts represent estimates as 2011 taxable income has not yet been determined.

FASB ASC 740 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  In accordance with FASB ASC 740, the Partnership must determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The Partnership believes it has no such uncertain positions.

The Partnership files income tax returns in the United States federal jurisdiction.  At December 31, 2011, tax returns related to fiscal years ended December 31, 2008 through December 31, 2010 remain open to possible examination by the tax authorities.  No tax returns are currently under examination by any tax authorities.  The Partnership did not incur any penalties or interest during the years ended December 31, 2011 and 2010.

Fair Value of Financial Instruments

In accordance with the reporting requirements of FASB ASC 825-10, Financial Instruments-Fair Value, we calculate the fair value of our assets and liabilities that qualify as financial instruments under this statement and include this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, accounts payable, accrued liabilities, distributions payable, and line-of-credit approximates the carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of mortgage notes receivable and participation interest approximates the carrying amount since they bear interest at the market rate.

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

C. Registration Statement

On May 15, 2006, our initial public offering of units of limited partnership interest (the “Offering”) was declared effective under the Securities Act of 1933, as amended. The Offering, at the time of such effectiveness, covered up to 12,500,000 units of limited partnership interest at a price of $20 per unit (the “Primary Offering”) and up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) at a price of $20 per unit. We had the right to reallocate the units of limited partnership interest we were offering between the Primary Offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units being offered such that 16,250,000 units were offered pursuant to the Primary Offering and 1,250,000 units were offered pursuant to the DRIP. Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on March 6, 2009, we further reallocated the units being offered such that 16,500,000 units were offered pursuant to the Primary Offering and 1,000,000 units were offered pursuant to the DRIP. The Primary Offering was terminated on April 23, 2009. We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

On June 9, 2009, we held a special meeting of our limited partners as of April 13, 2009, at which our limited partners approved three proposals to amend certain provisions of our Partnership Agreement for the purpose of making available additional units of limited partnership interest for sale pursuant to an Amended and Restated Distribution Reinvestment Plan. On June 12, 2009, we registered 5,000,000 additional units to be offered pursuant to an Amended and Restated Distribution Reinvestment Plan in a Registration Statement on Form S-3 (File No. 333-159939) (“Secondary DRIP”). As such, we ceased offering units under the DRIP as of July 21, 2009 and concurrently commenced our current offering of units pursuant to the Secondary DRIP, which is currently ongoing.

D. Loans and Allowance for Loan Losses

Our loan portfolio is comprised of mortgage notes receivables, net, mortgage notes receivables – related party and participation interest – related party, and is recorded at the lower of cost or estimated net realizable value.

	As of December 31,
	2011	2010
Mortgage notes receivable, net	$224,471,000	$220,804,000
Mortgage notes receivable - related party	52,027,000	54,623,000
Participation interest - related party	66,151,000	57,851,000
Total	$342,649,000	$333,278,000

Our loans are classified as follows:

	As of December 31,
	2011	2010
Real Estate:
Acquisition and land development	$348,974,000	$335,609,000
Allowance for loan losses	(11,075,000)	(7,336,000)
Unamortized commitment fees and placement fees	4,750,000	5,005,000
Total	$342,649,000	$333,278,000

As of December 31, 2011, we had originated or purchased 60 loans, including 31 loans that have been repaid in full by the respective borrower. For the year ended December 31, 2011, we originated 2 loans, sold 3 loan participations, and did not purchase any loans or acquire any additional participation interests. Of the 29 loans outstanding as of December 31, 2011, the scheduled maturity dates are as follows as of December 31, 2011:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-%	$56,748,000	12	25%	$56,748,000	12	16%
2012	105,120,000	6	90%	172,386,000	6	74%	277,506,000	12	80%
2013	11,633,000	2	10%	3,087,000	3	1%	14,720,000	5	4%
Total	$116,753,000	8	100%	$232,221,000	21	100%	$348,974,000	29	100%

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

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$23,916,000	3	21%	$45,417,000	11	20%	$69,333,000	14	21%
2011	57,177,000	5	52%	179,214,000	11	80%	236,391,000	16	70%
2012	29,885,000	2	27%	-	2	-%	29,885,000	4	9%
Total	$110,978,000	10	100%	$224,631,000	24	100%	$335,609,000	34	100%

The following table represents the maturity dates of loans that were matured as of December 31, 2011 and had not been repaid or extended as of December 31, 2011:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total

2009	$-	-	0%	$21,926,000	7	39%	$21,926,000	7	39%
2010	-	-	0%	28,990,000	3	51%	28,990,000	3	51%
2011	-	-	0%	5,832,000	2	10%	5,832,000	2	10%
Total	$-	-	0%	$56,748,000	12	100%	$56,748,000	12	100%

Of these 12 loans, as of December 31, 2011, full collectability is considered probable for 10 loans with an aggregate unpaid principal balance of approximately $54.5 million and full collectability is considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.2 million.

The following table represents the maturity dates of loans that were matured as of December 31, 2010 and had not been repaid or extended as of December 31, 2010:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
2008	$-	-	0%	$1,470,000	1	3%	$1,470,000	1	2%
2009	11,079,000	1	46%	19,195,000	7	42%	30,274,000	8	44%
2010	12,837,000	2	54%	24,752,000	3	55%	37,589,000	5	54%
Total	$23,916,000	3	100%	$45,417,000	11	100%	$69,333,000	14	100%

Of these 14 loans, as of December 31, 2010, full collectability is considered probable for 13 loans with an aggregate unpaid principal balance of approximately $68.5 million and full collectability is considered more likely than not, but not probable, for 1 loan with an unpaid principal balance of approximately $800,000.

The following table describes the loans that were matured as of December 31, 2010, the activity with respect to such loans during the year ended December 31, 2011 and the loans that matured during the year ended December 31, 2011 and remained matured as of December 31, 2011:

Maturity Date	Amount	Loans	% of Total	Matured Loan Extensions During the Year Ended December 31, 2011 on Loans Matured as of December 31, 2010 (1)	Net Activity During the Year Ended December 31, 2011 on Loans Matured as of December 31, 2010 (2)	Loans Matured During the Year Ended December 31, 2011 (3)	Amount	Loans	% of Total
	Non-Related
	Matured as of December 31, 2010			2011 Activity (4)			Matured as of December 31, 2011
2008	$1,470,000	1	3%	$-	$(1,470,000)	$-	$-	-	-
2009	19,195,000	7	42%	-	2,731,000	-	21,926,000	7	39%
2010	24,752,000	3	55%	-	4,238,000	-	28,990,000	3	51%
2011	-	-	-	-	-	5,832,000	5,832,000	2	10%
Total	$45,417,000	11	100%	$-	$5,499,000	$5,832,000	$56,748,000	12	100%

	Related
	Matured as of December 31, 2010			2011 Activity (4)			Matured as of December 31, 2011
2008	$-	-	-	$-	$-	$-	$-	-	-
2009	11,079,000	1	46%	(11,079,000)	-	-	-	-	-
2010	12,837,000	2	54%	(10,076,000)	(2,761,000)	-	-	-	-
2011	-	-	-	-	-	-	-	-	-
Total	$23,916,000	3	100%	$(21,155,000)	$(2,761,000)	$-	$-	-	-

(1)	Amounts represent aggregate unpaid principal balance as of December 31, 2010 of matured loans as of December 31, 2010 that were extended during the year ended December 31, 2011.

(2)	For loans matured as of December 31, 2010, net loan activity represents all activity on the loans during the year ended December 31, 2011, including accrued interest, payment of fees and expenses, charge-offs and/or repayments.

(3)	Amounts represent aggregate unpaid principal balance as of December 31, 2011 of loans that matured during the year ended December 31, 2011 and remained matured as of December 31, 2011.

(4)	The table does not reflect activity for loans that matured or were due to mature during the year ended December 31, 2011, but were extended prior to December 31, 2011.

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2011, we were suspending income recognition on two mortgage notes receivable with an aggregate unpaid principal balance of approximately $2.2 million. As of December 31, 2010, we were suspending income recognition on one mortgage note receivable with an unpaid principal balance of approximately $800,000.

Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is generally evaluated on an individual loan basis for each loan in the portfolio. If an individual loan is considered impaired, a specific valuation allowance may be allocated, if necessary, so that the individual loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Loans that are not individually considered impaired are collectively and qualitatively measured as a portfolio for general valuation allowance. In reviewing our portfolio for this valuation analysis, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, as well as the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we consider third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

Interest is recognized on an accrual basis for impaired loans in which the collectability of the unpaid principal amount is deemed probable. Any payments received on such loans are first applied to outstanding accrued interest receivable and then to outstanding unpaid principal balance. Unpaid principal balance is materially the same as recorded investments. Any payments received on impaired loans in which the collectability of the unpaid principal amount is less than probable are typically applied to outstanding unpaid principal and then to the recovery of lost interest on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

As of December 31, 2011, we have 12 mortgage notes receivable with an aggregate unpaid principal balance of approximately $56.7 million that are considered impaired due to the loans remaining outstanding beyond the contractual term of the loan agreement. Of these 12 loans, full collectability is considered probable for 10 loans with an aggregate unpaid principal balance of approximately $54.5 million and full collectability is considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.2 million. As of December 31, 2010, we had 14 mortgage notes receivable, including related party mortgage notes receivable, with an aggregate unpaid principal balance of approximately $69.3 million that are considered impaired due to the loans remaining outstanding beyond the contractual term of the loan agreement. Of these 14 loans, full collectability was considered probable for 13 loans with an aggregate unpaid principal balance of approximately $68.5 million and full collectability was considered more likely than not, but not probable, for 1 loan with an unpaid principal balance of approximately $800,000. These 14 loans were not identified in prior years as impaired loans; however, we have reassessed our classifications for impaired loans to include loans that are deemed impaired solely because they remain outstanding beyond the contractual term; therefore, these 14 loans are identified as impaired loans herein. The classification did not have any effect on the amount of our allowance for loan losses for the year ended December 31, 2010, as our reclassification regarding impairment did not affect our determination regarding the collectability of such loans. For the years ended December 31, 2011 and 2010, the average outstanding aggregate unpaid principal balance for impaired loans was approximately $54.1 million and $67.2 million, respectively. For the years ended December 31, 2011 and 2010, we recognized approximately $7.1 million and $5.7 million of interest income, respectively, related to impaired loans. For the years ended December 31, 2011 and 2010, we did not recognize any cash basis interest income related to impaired loans. Although no specific allowance was allocated on impaired loans as of December 31, 2011 and 2010, we did charge-off approximately $276,000 against the allowance for loan losses associated with repayment of one impaired loan.

As part of the ongoing monitoring of the credit quality of the loan portfolio, we periodically, no less than quarterly, perform a detailed review of our portfolio of mortgage notes and other loans. The following is a general description of the credit levels used:

Level 1 – Full collectability of loans in this category is considered probable.

Level 2 – Full collectability of loans in this category is deemed more likely than not, but not probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Interest income is suspended on Level 2 loans.

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of December 31, 2011 and 2010, our loans were classified as follows:

	2011	2010
Level 1	$346,808,000	$334,798,000
Level 2	2,166,000	811,000
Level 3	-	-
Total	$348,974,000	$335,609,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party. We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses during the years ended December 31, 2011 and 2010, which is offset against mortgage notes receivable:

	For the Years Ended December 31,
	2011	2010
Balance, beginning of year	$7,336,000	$3,860,000
Provision for loan losses	4,015,000	3,476,000
Charge-offs	(276,000)	-
Balance, end of period	$11,075,000	$7,336,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of December 31, 2011 and 2010, we have no loan modifications that are classified as troubled debt restructurings.

E. Line-of-Credit

On September 21, 2009, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, the Partnership entered into a Loan and Security Agreement (the “Loan Agreement”) with Wesley J. Brockhoeft, an unaffiliated individual (the “Lender”), pursuant to which the Lender provided the Partnership with a revolving credit facility in the maximum principal amount of $15 million (the “Brockhoeft Credit Facility”). The interest rate on the Brockhoeft Credit Facility is equal to 10% per annum. Accrued interest on the outstanding principal amount of the Brockhoeft Credit Facility is payable monthly. The Brockhoeft Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets. In consideration of the Lender originating the Brockhoeft Credit Facility, the Partnership paid the Lender an origination fee in the amount of $300,000. On June 21, 2010, the Partnership entered into the First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”), pursuant to which the maturity date on the Brockhoeft Credit Facility was extended from September 20, 2010 to June 21, 2012. In consideration for amending the Brockhoeft Credit Facility, the Partnership paid the Lender an amendment fee in the amount of $150,000, which is being amortized over the term of the Brockhoeft Credit Facility. The Amended Loan Agreement also permitted the Partnership’s existing and future assets to secure our guaranty of a $15 million loan (the “UDF I – Brockhoeft Loan”) from the Lender, as agent for a group of lenders, to UDF I. In connection with the guaranty, we receive from UDF I a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. The Amended Loan Agreement also provides for cross-default of the Brockhoeft Credit Facility with the UDF I – Brockhoeft Loan. We believe that the interest rate and terms of the Brockhoeft Credit Facility and the Amended Loan Agreement are consistent with those offered by financial institutions.

The Partnership’s eligibility to borrow up to $15 million under the Brockhoeft Credit Facility is determined pursuant to a borrowing base. The borrowing base is equal to (a) the lesser of (i) up to 50% of the aggregate principal amount outstanding under the Partnership’s eligible notes, (ii) up to 50% of the face amount of the Partnership’s eligible notes, or (iii) 40% of the appraised value of the real property subject to the liens securing the Partnership’s eligible notes; minus (b) any reserves required by the Lender. Eligible notes are those promissory notes which are secured by first liens, meet certain other criteria established by the Lender, and are otherwise approved by the Lender for inclusion in the borrowing base. The Amended Loan Agreement requires the Partnership to make various representations to the Lender and to comply with various covenants and agreements, including, without limitation, maintaining at least $30 million in eligible notes, maintaining an adjusted tangible net worth of no less than $250 million, maintaining its current line of business, operating its business in accordance with applicable laws, providing the Lender with information, financial statements and reports, and not permitting a change of control to occur.

If a default occurs under the Brockhoeft Credit Facility, the Lender may declare the Brockhoeft Credit Facility to be due and payable immediately. A default may occur under the Brockhoeft Credit Facility in various circumstances including, without limitation, if (i) the Partnership fails to pay amounts due to the Lender when due under the Amended Loan Agreement, (ii) the Partnership fails to comply with its covenants and agreements with the Lender, (iii) the Partnership defaults under obligations for money borrowed in excess of $500,000, (iv) the Lender deems itself insecure or determines that a material adverse effect with respect to the Brockhoeft Credit Facility, the Partnership, or the Brockhoeft Credit Facility collateral has occurred, (v) a criminal action is filed against the Partnership under a federal or state racketeering statute, (vi) a bankruptcy action is filed with respect to the Partnership, (vii) the Partnership conceals, removes, or permits to be concealed or removed, any of its assets with the intent to hinder, delay or defraud the Lender or its other creditors, or (viii) the Amended Loan Agreement or other loan documents are terminated, become void or unenforceable, or any security interest issued in connection with the Brockhoeft Credit Facility ceases to be a valid and perfected first priority security interest in any portion of the Brockhoeft Credit Facility collateral. In such event, the Lender may exercise any rights or remedies it may have, including, without limitation, increasing the interest rate to 12% per annum, prohibiting distributions to be made to the Partnership’s partners, and foreclosure of the Partnership’s assets. Any such event may materially impair the Partnership’s ability to conduct its business.

The Partnership intends to utilize the Brockhoeft Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allows the Partnership to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Partnership intends to use the Brockhoeft Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments. Proceeds from the operations of the Partnership will be used to repay the Brockhoeft Credit Facility. As of December 31, 2011 and 2010, $15 million in principal was outstanding under the Brockhoeft Credit Facility. Interest expense associated with the Brockhoeft Credit Facility was approximately $1.5 million for each of the years ended December 31, 2011 and 2010.

F. Partners’ Capital

As of December 31, 2011, we had issued an aggregate of 18,326,511 units of limited partnership interest in the Primary Offering, DRIP and Secondary DRIP, consisting of 16,499,994 units issued to our limited partners pursuant to the Primary Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to our limited partners pursuant to our DRIP in exchange for gross proceeds of approximately $14.3 million, and 1,428,494 units of limited partnership interest issued to our limited partners pursuant to our Secondary DRIP in exchange for gross proceeds of approximately $28.6 million, less 318,237 units of limited partnership interest that we had repurchased pursuant to our unit redemption program for approximately $6.4 million.

As of December 31, 2010, we had issued an aggregate of 17,782,903 units of limited partnership interest in the Primary Offering, DRIP and the Secondary DRIP, consisting of 16,499,994 units of limited partnership interest issued to limited partners in accordance with the Primary Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 884,886 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $17.7 million, minus 318,237 units of limited partnership interest that we had repurchased pursuant to our unit redemption program for approximately $6.4 million.

For the year ended December 31, 2011, we have made the following distributions to our limited partners:

Period Ended	Date Paid	Distribution Amount
December 31, 2010	January 24, 2011	$2,938,837
January 31, 2011	February 24, 2011	2,947,439
February 28, 2011	March 24, 2011	2,668,182
March 31, 2011	April 21, 2011	2,962,386
April 30, 2011	May 24, 2011	2,874,869
May 31, 2011	June 24, 2011	2,977,340
June 30, 2011	July 22, 2011	2,888,202
July 31, 2011	August 24, 2011	2,992,754
August 31, 2011	September 23, 2011	2,998,021
September 30, 2011	October 24, 2011	2,910,231
October 31, 2011	November 23, 2011	3,015,139
November 30, 2011	December 22, 2011	2,924,689
		$35,098,089

For the year ended December 31, 2011, we paid distributions of $35,098,089 ($24,225,933 in cash and $10,872,156 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $45,401,226. For the year ended December 31, 2010, we paid distributions of $34,021,035 ($22,532,428 in cash and $11,488,607 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $46,304,951. For the period from our inception through December 31, 2011, we paid distributions of approximately $124.5 million (approximately $81.6 million in cash and approximately $42.9 million in limited partnership units pursuant to our DRIP and Secondary DRIP), on cumulative net income of approximately $148.1 million.

The distributions paid during the years ended December 31, 2011 and 2010, along with the amount of distributions reinvested pursuant to our Secondary DRIP and the sources of our distributions were as follows:

	For the Years Ended December 31,
	2011		2010
Distributions paid in cash	$24,225,933		$22,532,428
Distributions reinvested	10,872,156		11,488,607
Total distributions	$35,098,089		$34,021,035
Source of distributions:
Cash from operations	$35,098,089	(100)%	$34,021,035	(100)%
Total sources	$35,098,089	(100)%	$34,021,035	(100)%

G. Offering Compensation

Various parties received compensation as a result of the Offering, including the general partner, affiliates of the general partner and unaffiliated selling group members. Our Primary Offering was terminated on April 23, 2009, and the DRIP was terminated on July 21, 2009. See Note L for a description of the Offering reimbursements to and compensation of the general partner and its affiliates. Payments to unaffiliated selling group members included selling commissions (7% of gross offering proceeds, except that commissions with respect to sales under the DRIP were reduced to 1% of gross offering proceeds and no selling commissions are paid with respect to sales under the Secondary DRIP), marketing support fees (up to 1% of gross offering proceeds, except that no marketing support fees are paid with respect to sales under the DRIP and Secondary DRIP) and bona fide due diligence fees for expenses incurred in connection with the due diligence review of the Offering (not to exceed 0.5% of gross offering proceeds, except that no due diligence fees are paid with respect to sales under the DRIP and Secondary DRIP).

H. Operational Compensation

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

I. Unit Redemption Program

Limited partners who have held their units for at least one year may request that the Partnership repurchase their units. A limited partner wishing to have units repurchased must mail or deliver in writing a request to the Partnership indicating such desire. However, effective June 30, 2009, in order to conserve cash and in response to increasing requests for redemptions, we limited our redemptions primarily to those requested as a result of death, disability and exigent circumstances, to the extent our general partner determines there are sufficient funds to redeem units. No units have been redeemed since May 2010.

Prior to October 15, 2010, the purchase price of repurchased units, except as described below for redemptions upon the death of a limited partner, was equal to (i) 92% of the purchase price actually paid for any units held less than two years, (ii) 94% of the purchase price actually paid for any units held for at least two years but less than three years, (iii) 96% of the purchase price actually paid for any units held for at least three years but less than four years, (iv) 98% of the purchase price actually paid for any units held for at least four years but less than five years, and (v) the lesser of the purchase price actually paid for any units held at least five years or the then-current fair market value of the units, as determined by the most recent annual valuation of units. The purchase price for units redeemed upon the death of a limited partner was the lesser of (i) the price such limited partner actually paid for the units or (ii) $20 per unit; provided, however, that the aggregate annual redemptions for all deceased limited partners was not to exceed 1% of units outstanding in the preceding 12-month period.

At such time, if any, as our general partner that the Partnership has sufficient excess cash from operations to repurchase units, except as described below for redemptions upon the death of a limited partner, the purchase price for the redeemed units, for the period beginning after a limited partner has held the units for a period of one year, will be (i) 92% of the Estimated Unit Value (as defined below) for any units held less than two years, (ii) 94% of the Estimated Unit Value for any units held for at least two years but less than three years, (iii) 96% of the Estimated Unit Value for any units held at least three years but less than four years, (iv) 98% of the Estimated Unit Value for any units held at least four years but less than five years; and (v) 100% of the Estimated Unit Value for any units held at least five years. The price the Partnership will pay for redeemed units will be offset by any net proceeds from capital transactions previously distributed to the redeeming limited partner in respect of such units as a return of his or her capital contributions.  In addition, the purchase price for units redeemed upon the death of a limited partner will be 100% of the Estimated Unit Value, with the aggregate annual number of units redeemed upon death of a limited partner not to exceed 1% of units outstanding in the preceding twelve-month period. The price the Partnership will pay for units redeemed upon the death of a limited partner will be offset by any net proceeds from capital transactions previously distributed to the deceased limited partner, or his or her estate, in respect of such units as a return of capital contributions. For purposes of establishing the redemption price per unit, “Estimated Unit Value” shall mean the most recently disclosed reasonable estimated value of the Partnership’s units of limited partnership interest as determined by our general partner. On March 6, 2012, our general partner determined the Estimated Unit Value to be $20.00 per unit (see Note N for further discussion), which will be used as the Estimated Unit Value until such time as our general partner provides a new estimated value of the Partnership’s units of limited partnership interest.

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

The Partnership complies with the Distinguishing Liabilities from Equity topic of the FASB ASC, which requires, among other things, that financial instruments that represent a mandatory obligation of the Partnership to repurchase limited partner units be classified as liabilities and reported at settlement value. We believe that limited partner units tendered for redemption by the unit holder under the Partnership’s unit redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our general partner. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of December 31, 2011, we did not have any approved redemption requests included in our liabilities.

The following table summarizes the redemption activity for the years ended December 31, 2011, 2010 and 2009. The amounts presented are in total units:

	For the Years Ended December 31,
	2011	2010	2009
Balance, beginning of year	508,000	191,000	-
Redemption requests received	217,000	341,000	350,000
Redemption requests cancelled	(6,000)	-	-
Units redeemed	-	(24,000)	(159,000)
Balance, end of year	719,000	508,000	191,000

J. Commitments and Contingencies

From time to time, the Partnership enters into guarantees of debtor’s borrowings and provides credit enhancements for the benefit of senior lenders in connection with the Partnership’s debtors and investments in partnerships (collectively referred to as “guarantees”), and account for such guarantees in accordance with FASB ASC 460-10 Guarantees. Guarantees generally have fixed expiration dates or other termination clauses and may require payment of a fee by the debtor. A guarantee involves, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The Partnership’s exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the guarantee.

In February 2009, the Partnership deposited $1.5 million into a money market account (the “Deposit Account”) with LegacyTexas Bank (“LegacyTexas”) for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending Company, L.P., a Delaware limited partnership (“UMTH Lending”). UMTH Lending and the Partnership’s general partner are each owned 99.9% by UMT Holdings, L.P. and 0.1% by UMT Services, Inc., which serves as the general partner for both UMTH Lending and the Partnership’s general partner. The Partnership provided LegacyTexas a security interest in the Deposit Account as further collateral for a loan (the “UMTH Lending Loan”) obtained by UMTH Lending from LegacyTexas. In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In November 2010, UMTH Lending refinanced the UMTH Lending Loan with United Texas Bank (“UTB”). In conjunction with this refinance, the Partnership deposited $1.5 million into a deposit account (the “UTB Deposit Account”) with UTB for the purpose of providing collateral to UTB for the benefit of UMTH Lending. The UTB Deposit Account replaced the Deposit Account previously established with LegacyTexas. The Partnership provided the UTB Deposit Account as further collateral for a loan obtained by UMTH Lending from UTB (the “UTB-UMTH Lending Loan”). In consideration for providing the Deposit Account and UTB Deposit Account (collectively, the “UMTH Lending Deposit Accounts”) as collateral for the UMTH Lending Loan and the UTB-UMTH Lending Loan (collectively, the “UMTH Lending Loans”), UMTH Lending agreed to pay the Partnership a fee equal to 3% per annum of the amount outstanding in the UMTH Lending Deposit Accounts, paid in 12 monthly installments per year for each year that the UMTH Lending Deposit Accounts secure the UMTH Lending Loans. The UTB Deposit Account is included as restricted cash on the Partnership’s balance sheet. The fee is included in mortgage and transaction service revenues – related party income (see Note L for further discussion).

In August 2009, the Partnership entered into a guarantee (the “TCB Guarantee”) with Texas Capital Bank, National Association (“Texas Capital”), by which the Partnership guaranteed the repayment of up to $5 million owed to Texas Capital Bank with respect to that certain promissory note between UMT Home Finance, L.P., a Delaware limited partnership (“UMT Home Finance”), and Texas Capital. UMT Home Finance is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the TCB Guarantee, the Partnership entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay the Partnership annually, in advance, an amount equal to 1% of the Partnership’s maximum exposure under the TCB Guarantee (i.e., $50,000 per annum). These fees are included in the Partnership’s mortgage and transaction service revenues – related party income (see Note L for further discussion).

In March 2010, the Partnership entered into a guaranty (the “Resort Island Guaranty”) for the benefit of the Bank of Las Colinas (“BOLC”), pursuant to which the Partnership guaranteed the repayment of up to $925,000 owed to BOLC with respect to a loan between UDFLOF Resort Island, L.P. (“UDFLOF Resort Island”), a Delaware limited partnership (“UDFLOF Resort Island”), and BOLC. UDFLOF Resort Island is a wholly owned subsidiary of United Development Funding Land Opportunity Fund, L.P. (“UDF LOF”), a Delaware limited partnership. Our general partner is an affiliate of UDF LOF. In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the Resort Island Guaranty, the Partnership entered into a letter agreement with UDFLOF Resort Island which provides for UDFLOF Resort Island to pay the Partnership a guaranty fee equal to 1% of the Partnership’s maximum exposure (i.e., $9,250) under the guaranty, which was paid to the Partnership upon the execution of the guaranty and is included in the Partnership’s mortgage and transaction service revenues – related party income (see Note L for further discussion).  UDFLOF Resort Island paid off the loan to BOLC in December 2010, thus extinguishing the guarantee.

In April 2010, the Partnership entered into a guaranty (the “UDF IV HF Guaranty”) for the benefit of Community Trust Bank of Texas (“CTB”), pursuant to which the Partnership guaranteed the repayment of up to $6 million owed to CTB with respect to a revolving line of credit loan between UDF IV Home Finance, L.P., a Delaware limited partnership (“UDF IV Home Finance”), and CTB. UDF IV Home Finance is a wholly owned subsidiary of UDF IV, a Maryland real estate investment trust. Our general partner serves as the asset manager for UDF IV and an affiliate of the general partner serves as the advisor for UDF IV. In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UDF IV HF Guaranty, the Partnership entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay the Partnership an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum). The fee is to be paid in 12 equal monthly installments and is included in the Partnership’s mortgage and transaction service revenues – related party income (see Note L for further discussion).

In April 2010, the Partnership entered into a guaranty (the “UMT 15th Street Guaranty”) for the benefit of CTB, pursuant to which the Partnership guaranteed the repayment of up to $1.6 million owed to CTB with respect to a loan between UMT 15th Street, L.P., a Delaware limited partnership (“UMT 15th Street”), and CTB. UMT 15th Street is a wholly owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT 15th Street Guaranty, the Partnership entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. The fee is included in mortgage and transaction service revenues – related party income (see Note L for further discussion).

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, the Partnership provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of the Partnership’s existing and future assets. Our general partner serves as the asset manager for UDF I. In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In consideration of the Partnership’s secured guaranty, commencing July 31, 2010, UDF I agreed to pay the Partnership a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. These fees are included in the Partnership’s mortgage and transaction service revenues – related party income (see Note L for further discussion).

In August 2010, the Partnership entered into a guaranty (the “UDF IV Acquisitions Guaranty”) for the benefit of CTB pursuant to which the Partnership guaranteed the repayment of up to $8 million owed to CTB with respect to a revolving line of credit loan between UDF IV Acquisitions, L.P., a Delaware limited partnership (“UDF IV Acquisitions”), and CTB. UDF IV Acquisitions is a wholly owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV and an affiliate of the general partner serves as the advisor for UDF IV. In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership has requested an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UDF IV Acquisitions Guaranty, the Partnership entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month. This fee is included in the Partnership’s mortgage and transaction service revenues – related party income (see Note L for further discussion).

In December 2010, the Partnership entered into a guaranty (the “UDF IV Finance II Guaranty”) for the benefit of The F&M Bank and Trust Company (“F&M”), pursuant to which the Partnership guaranteed the repayment of up to $7.5 million owed to F&M with respect to a loan between UDF IV Finance II, L.P., a Delaware limited partnership (“UDF IV Finance II”), and F&M. UDF IV Finance II is a wholly owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV and an affiliate of our general partner serves as the advisor for UDF IV. In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UDF IV Finance II Guaranty, the Partnership entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month. This fee is included in the Partnership’s mortgage and transaction service revenues – related party income (see Note L for further discussion).

In May 2011, the Partnership entered into a guaranty (the “UMT HF III Guaranty”) for the benefit of Veritex Community Bank, National Association (“Veritex”), pursuant to which the Partnership guaranteed the repayment of up to $4.3 million owed to Veritex with respect to a loan between UMT Home Finance III, L.P., a Delaware limited partnership (“UMT HF III”), and Veritex. UMT HF III is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT HF III Guaranty, the Partnership entered into a letter agreement with UMT HF III which provides for UMT HF III to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.  The fee is included in mortgage and transaction service revenues – related party income (see Note L for further discussion).

In August 2011, the Partnership entered into a guaranty (the “UMT HF II Guaranty”) for the benefit of First Financial Bank, N.A. (“FFB”), pursuant to which the Partnership guaranteed the repayment of up to $250,000 owed to FFB with respect to a loan between UMT Home Finance II, L.P., a Delaware limited partnership (“UMT HF II”), and FFB. UMT HF II is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT HF II Guaranty, the Partnership entered into a letter agreement with UMT HF II which provides for UMT HF II to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. The fee is included in mortgage and transaction service revenues – related party income (see Note L for further discussion).

In October 2011, the Partnership entered into a guaranty (the “UMT HF II Green Bank Guaranty”) for the benefit of Green Bank, N.A. (“Green Bank”), pursuant to which the Partnership guaranteed the repayment of up to $5 million owed to Green Bank with respect to a loan between UMT HF II and Green Bank. UMT HF II is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT HF II Green Bank Guaranty, the Partnership entered into a letter agreement with UMT HF II which provides for UMT HF II to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. The fee is included in mortgage and transaction service revenues – related party income (see Note L for further discussion).

As of December 31, 2011, we had 14 outstanding guarantees, including: (1) 13 limited repayment guarantees with total credit risk to us of approximately $65.4 million, of which approximately $47.8 million has been borrowed against by the debtor and (2) one letter of credit issued on behalf of a borrower with total credit risk to us of approximately $400,000, of which no amount has been borrowed against by the debtor.

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

As of December 31, 2011, we had originated 60 loans, including 31 loans that have been repaid in full by the respective borrower, totaling approximately $537.3 million. We had approximately $35.1 million of commitments to be funded, including approximately $12.3 million of commitments for mortgage notes receivable – related party and $9.5 million for participation interest – related party. For the year ended December 31, 2011, we originated 2 loans, sold 3 loan participations, and did not purchase any loans or acquire any additional participation interests.

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

K. General and Administrative Expenses

General and administrative expenses and general and administrative expenses – related party of the Partnership are summarized in the following charts:

	For the Years Ended
	December 31,
General and Administrate Expenses	2011	2010	2009
Investor relations	$450,000	$525,000	$237,000
Professional fees	327,000	240,000	300,000
Other	263,000	404,000	200,000
Total general and administrative expenses	$1,040,000	$1,169,000	$737,000

	For the Years Ended
	December 31,
General and Administrative Expenses – Related Party	2011	2010	2009
Amortization of Acquisition & Origination Expense and Fees	$1,221,000	$1,217,000	$1,097,000
Mortgage Servicing Fee	892,000	815,000	715,000
Amortization of Debt Placement Fees	22,000	71,000	46,000
Operating Reimbursement Expense	563,000	683,000	849,000
Total general and administrative expenses – related party	$2,698,000	$2,786,000	$2,707,000

L. Related Party Transactions

As of December 31, 2011, we have approximately $52.0 million of mortgage notes receivables – related party, consisting of 7 related party loans and one participation interest – related party totaling approximately $66.2 million. Mortgage notes receivables – related party and participation interest – related party represent approximately 33% of our total assets. As of December 31, 2011, we have approximately $2.8 million of accrued interest receivable – related party, and we have paid our general partner approximately $10.0 million for acquisition and origination fee expenses associated with the mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party. For the year ended December 31, 2011, we recognized approximately $15.2 million and $1.0 million for interest income – related party and mortgage and transaction service revenues – related party, respectively. We also recognized approximately $2.7 million of general and administrative expenses – related party for the year ended December 31, 2011. As of December 31, 2011, we had nine outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $52.7 million, of which approximately $37.1 million has been borrowed against by the debtor.

As of December 31, 2010, we have approximately $54.6 million of mortgage notes receivables – related party, consisting of 9 related party loans, and one participation interest – related party totaling approximately $57.9 million. Mortgage notes receivables – related party and participation interest – related party represent approximately 33% of our total assets. As of December 31, 2010, we have approximately $2.3 million of accrued interest receivable – related party, and we have paid our general partner approximately $9.6 million for acquisition and origination fee expenses associated with the mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party. For the twelve months ended December 31, 2010, we recognized approximately $14.7 million and $829,000 for interest income – related party and mortgage and transaction service revenues – related party, respectively. We also recognized approximately $2.8 million of general and administrative expenses – related party for the twelve months ended December 31, 2010. As of December 31, 2010, we had six outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $40.6 million, of which approximately $30.3 million has been borrowed against by the debtor.

Land Development and certain of its affiliates receive fees in connection with the acquisition and management of the assets and reimbursement of costs of the Partnership.

In connection with the Offering, Land Development was entitled to receive 1.5% of the gross offering proceeds (excluding proceeds from our DRIP and Secondary DRIP) for reimbursement of organization and offering expenses. The Primary Offering was terminated on April 23, 2009. As such, we paid no reimbursements to Land Development for organization and offering expenses for the years ended December 31, 2011 and 2010.

In addition, in connection with the Offering, Land Development was entitled to a reimbursement of up to 0.5% of the gross offering proceeds for bona fide due diligence expenses incurred by unaffiliated selling group members and paid by us through Land Development (except that no such due diligence expenses were to be paid with respect to sales under our DRIP and Secondary DRIP). Land Development or its affiliates determined the amount of expenses owed for organization and offering expenses and bona fide due diligence expenses. Since the Primary Offering was terminated on April 23, 2009, we paid no reimbursements to Land Development for bona fide due diligence expenses for the years ended December 31, 2011 and 2010.

In connection with the Offering, we paid wholesaling fees of up to 1.2% of our gross offering proceeds (excluding proceeds from sales under our DRIP and Secondary DRIP) to IMS Securities, Inc., an unaffiliated third party. From such amount, IMS Securities, Inc. re-allowed up to 1% of our gross offering proceeds to wholesalers that were employed by an affiliate of Land Development. We reimbursed Land Development for such wholesaling fees paid by Land Development on our behalf. Since the Primary Offering was terminated on April 23, 2009, we paid no reimbursements to Land Development for wholesaling fees for the years ended December 31, 2011 and 2010.

In connection with the Offering, UMTH Funding Services, L.P. (“UMTH Funding”) was entitled to receive 0.8% of the gross offering proceeds (excluding proceeds from sales under our DRIP and Secondary DRIP) as a marketing support fee for marketing and promotional services provided to selling group members. UMTH Funding and Land Development are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both UMTH Funding and Land Development. Since the Primary Offering was terminated on April 23, 2009, we paid no reimbursements to UMTH Funding for marketing support fees for the years ended December 31, 2011 and 2010.

During 2009, UMTH Funding was reimbursed for operating expenses incurred in assisting Land Development in our management (the “Operating Expense Reimbursement”). Effective January 1, 2010, we began reimbursing UMTH General Services, L.P. (“General Services”), instead of UMTH Funding, for operating expenses incurred by General Services in assisting Land Development in our management. General Services and Land Development are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both General Services and Land Development.

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

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the years ended December 31, 2011, 2010 and 2009. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Years Ended
		December 31,
Payee	Purpose	2011		2010		2009
Land Development
	Organization & Offering Expenses	$-	-	$-	-	$533,000	6%
	Bona Fide Due Diligence Fees	-	-	-	-	178,000	2%
	Wholesaler Reimbursement	-	-	-	-	127,000	2%
	Acquisition & Origination Expenses and Fees	472,000	6%	131,000	7%	1,250,000	15%
	Promotional Interest	5,099,000	68%	1,004,000	50%	3,509,000	43%
	Carried Interest	755,000	10%	143,000	7%	516,000	6%
	Mortgage Servicing Fee	1,045,000	14%	328,000	16%	700,000	9%
UMTH Funding
	Marketing Support Fees	-	-	-	-	360,000	4%
	Operating Reimbursement Expense	-	-	-	-	901,000	11%
	Debt Placement Fee	-	-	-	-	150,000	2%
UMTH General Services
	Operating Reimbursement Expense	115,000	2%	408,000	20%	-	-

Total Payments		$7,486,000	100%	$2,014,000	100%	$8,224,000	100%

The chart below summarizes general and administrative – related party expense for the years ended December 31, 2011, 2010 and 2009. We believe that these expenses are reasonable and customary for comparable mortgage programs

	For the Years Ended
	December 31,
General and administrative – related party	2011		2010		2009

Amortization of Acquisition & Origination Expense and Fees	$1,221,000	45%	$1,217,000	44%	$1,097,000	41%
Mortgage Servicing Fee	892,000	33%	815,000	29%	715,000	26%
Amortization of Debt Placement Fees	22,000	1%	71,000	2%	46,000	2%
Operating Reimbursement Expense	563,000	21%	683,000	25%	849,000	31%

Total General and administrative – related party	$2,698,000	100%	$2,786,000	100%	$2,707,000	100%

Mortgage Notes Receivable – Related Party

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I (“UDF PM”), in the principal amount of approximately $6.4 million, and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that such loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. Our general partner serves as the asset manager for UDF I. Such secured promissory note, which bears an interest rate of 15% per annum, is initially collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and, per the First Amendment to Secured Promissory Note, matures on September 4, 2012. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In connection with this note, UDF PM agreed to pay us commitment fees equal to 3% of each advance on the note, or $187,500. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. For the year ended December 31, 2010 approximately $44,000 in commitment fee income is included in mortgage and transaction service revenues – related party. For the year ended December 31, 2011, we did not recognize any commitment fee income on this note. For the years ended December 31, 2011 and 2010, we recognized approximately $1.0 million and $1.2 million, respectively, of interest income – related party related to this note, of which approximately $17,000 and $186,000 is included in accrued interest receivable – related party as of December 31, 2011 and 2010, respectively. Approximately $4.2 million and $8.7 million is included in mortgage notes receivable – related party as of December 31, 2011 and 2010, respectively.

In November 2007, we originated a secured promissory note to United Development Funding X, L.P. a Delaware limited partnership and wholly-owned subsidiary of our general partner (“UDF X”),, in the principal amount of approximately $70 million, and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. Our general partner serves as the asset manager of UDF I. In August 2008, we amended this secured promissory note to reduce the commitment amount to $25 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The secured promissory note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2012. In connection with this note, UDF X agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $751,000. For each of the years ended December 31, 2011 and 2010, approximately $165,000 in commitment fee income is included in mortgage and transaction service revenues – related party. For the years ended December 31, 2011 and 2010, we recognized approximately $3.2 million and $3.5 million, respectively, of interest income – related party related to this note, of which approximately $288,000 and $9,000, respectively, is included in accrued interest receivable – related party as of December 31, 2011 and 2010. Approximately $22.7 million and $21.2 million is included in mortgage notes receivable – related party as of December 31, 2011 and 2010, respectively.

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6 million (the “UDF NP Loan”), and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. Our general partner serves as the asset manager for UDF I. In December 2008, UDF Northpointe, LLC was purchased by an unrelated third party, who thus assumed the UDF NP Loan. In May 2009, UDF Northpointe, LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by special warranty deed to UDF Northpointe II, LP (“Northpointe II”), a subsidiary of UDF I. Concurrent with this assignment, UDF Northpointe, LLC entered into a contract for deed with Northpointe II whereby UDF Northpointe, LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to UDF Northpointe, LLC. The secured promissory note, which bears an interest rate of 12% per annum, is initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas and was payable on December 28, 2010, but the maturity date was extended to December 28, 2013 pursuant to a modification agreement effective as of June 30, 2011, which increased the UDF NP Loan to a maximum of $15 million, pursuant to a second secured promissory note in the principal amount of $9 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note. For the years ended December 31, 2011 and 2010, we recognized approximately $1.3 million and $1.1 million, respectively of interest income – related party related to the UDF NP Loan. There was no balance in accrued interest receivable – related party associated with the UDF NP Loan as of December 31, 2011 or 2010. Approximately $11.6 million and $10.1 million is included in mortgage notes receivable – related party associated with the UDF NP Loan as of December 31, 2011 and 2010, respectively.

In August 2008, we originated a secured revolving line of credit to UDF LOF in the principal amount of up to $25 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”). The general partner of UDF LOF is a wholly-owned subsidiary of our general partner and our general partner serves as the asset manager for UDF LOF. The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a lien of all of UDF LOF’s existing and future acquired assets. In connection with the UDF LOF Note, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the UDF LOF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. In August 2011, we amended the UDF LOF Note to reduce the commitment amount to $10 million and extend the maturity date from August 20, 2011 to August 20, 2013. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In January 2010, the balance of the UDF LOF Note was paid in full, although UDF LOF still has the ability to draw on the UDF LOF Note until it matures. In connection with this note, UDF LOF agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $587,000. For the years ended December 31, 2011 and 2010, approximately $138,000 and $216,000, respectively, in commitment fee income is included in mortgage and transaction service revenues – related party. We did not recognize any interest income – related party related to the UDF LOF Note for the years ended December 31, 2011 and 2010. There was no balance in accrued interest receivable – related party associated with the UDF LOF Note as of December 31, 2011 or 2010.

In August 2008, we originated a secured promissory note with Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), in the principal amount of $2.5 million (the “BCH Note”). Our general partner has a minority partner interest in Buffington Capital.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the BCH Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Capital.  Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital merged into Buffington Signature Homes, LLC (“Buffington Signature”), which is ultimately owned and controlled by Buffington Homebuilding Group, LTD, a Texas limited partnership (“BHG”).  Land Development owns a minority limited partnership interest in BHG.  As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, Buffington Signature succeeded to all the rights, responsibilities and obligations of Buffington Capital under the BCH Note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.  Buffington Signature’s payment and performance of the BCH Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Second Amendment to Loan Agreement dated August 12, 2010, matured on August 12, 2011 with no balance outstanding on the note. We did not recognize any interest income – related party related to the BCH Note for the year ended December 31, 2011. For the year ended December 31, 2010, we recognized approximately $16,000 of interest income – related party related to the BCH Note. There was no balance in mortgage notes receivable – related party or accrued interest receivable – related party associated with the BCH Note as of December 31, 2011 or 2010.

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2 million (the “BTC Note”). Our general partner has a minority partner interest in Buffington Classic. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the BTC Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic.  Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital merged into Buffington Texas Classic Homes, LLC (“BTC LLC”), which is ultimately owned and controlled by BHG.  Land Development owns a minority limited partnership interest in BHG.  As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, BTC LLC succeeded to all the rights, responsibilities and obligations of Buffington Classic under the BTC Note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.  BTC LLC’s payment and performance of the BTC Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Third Amendment to Loan Agreement dated August 21, 2011, is payable on August 21, 2012. We did not recognize any interest income – related party related to the BTC Note for year ended December 31, 2011. For the year ended December 31, 2010, we recognized approximately $10,000 of interest income – related party related to the BTC Note. There was no balance in mortgage notes receivable – related party or accrued interest receivable – related party associated with the BTC Note as of December 31, 2011 or 2010.

Effective December 2008, the Partnership modified a secured promissory note evidencing a loan (the “HTC Loan”) in the principal amount of approximately $8.1 million that it had originated with UDF I in December 2006 in the principal amount of approximately $6.9 million. Our general partner serves as the asset manager for UDF I. In connection with the origination of such promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that such loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. UDF I’s obligations under the HTC Loan are initially secured by a first lien deed of trust filed on 190 undeveloped, entitled single-family home lots located in Thornton, Colorado. The note bears interest at a base rate equal to 12% per annum and interest payments are due monthly. Effective June 30, 2011, the HTC loan was increased to a maximum of $12.8 million, pursuant to a second secured promissory note in the principal amount of $4.7 million. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note. The note had an initial maturity date of December 31, 2011, but was extended to June 30, 2012 pursuant to a fourth amendment to secured promissory note effective as of June 30, 2011. For the years ended December 31, 2011 and 2010, we recognized $1.4 million and $1.2 million, respectively, of interest income – related party related to the HTC Loan. There was no balance in accrued interest receivable – related party associated with this note as of December 31, 2011 or 2010. Approximately $12.6 million and $11.1 million is included in mortgage notes receivable – related party as of December 31, 2011 and 2010, respectively, related to the HTC Loan.

In July 2009, we originated a secured promissory note to OU Land Acquisitions, LP, a Texas limited partnership and wholly-owned subsidiary of UDF I (“OU Land”), in the principal amount of approximately $2.0 million, and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. Our general partner serves as the asset manager for UDF I. The secured promissory note, which bore an interest rate of 15% per annum, was collateralized by a first lien on 56 acres of land located in Houston, Texas and was payable on June 14, 2010, but remained outstanding as of December 31, 2010.  In January 2011, this note was paid off upon a sale of the underlying collateral. Approximately $2.8 million is included in mortgage notes receivable – related party as of December 31, 2010. For the years ended December 31, 2011 and 2010, we recognized approximately $22,000 and $375,000, respectively, of interest income – related party related to this note. There was no balance in accrued interest receivable – related party associated with this note as of December 31, 2011 or 2010.

In November 2010, we assumed a secured promissory note to UDF TX One, LP, a Texas limited partnership and wholly-owned subsidiary of UDF I (“UDF TX One”), in the principal amount of $8.0 million. Our general partner serves as the asset manager for UDF I. In connection with the origination of the promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we requested an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. The secured promissory note, which bore an interest rate of 9.55% per annum, was collateralized by finished lots in Douglas County, Colorado and was payable on January 31, 2011. This note was paid in full in January 2011. Approximately $125,000 is included in mortgage notes receivable – related party as of December 31, 2010. For the years ended December 31, 2011 and 2010, we recognized approximately $200 and $3,000, respectively, of interest income – related party related to this note. There was no balance in accrued interest receivable – related party associated with this note as of December 31, 2011. Approximately $1,000 was included in accrued interest receivable – related party associated with this note as of December 31, 2010.

In April 2011, we originated a promissory note to UDF Ash Creek, LP (the “Ash Creek Note”), a Delaware limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of $50,000, and in connection therewith required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the Ash Creek Note is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. Our general partner serves as the asset manager for UDF I. The Ash Creek Note, which bears interest at a base rate equal to 15% per annum, was originally payable on December 5, 2011. Effective December 5, 2011, we entered into an extension agreement with the borrower pursuant to which the maturity date of the Ash Creek Note was extended to December 21, 2012. The Ash Creek Note is secured by a second lien deed of trust. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. For the year ended December 31, 2011, we recognized approximately $5,600 of interest income – related party related to the Ash Creek Note, all of which was included in accrued interest receivable – related party as of December 31, 2011. Approximately $50,000 is included in mortgage notes receivable – related party associated with the Ash Creek Note as of December 31, 2011.

Participation Interest – Related Party

In September 2008, we entered into an Economic Interest Participation Agreement with UMT pursuant to which we purchased (i) an economic interest in the UMT Loan and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”).  Our general partner serves as the asset manager for UMT and UDF I. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the Economic Interest Participation Agreement is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. As of December 31, 2010, the UMT Loan was a $60 million revolving line of credit facility evidenced by a Third Amended and Restated Secured Line of Credit Promissory Note dated as of August 17, 2009, as extended to December 31, 2010 by an amendment effective December 31, 2009.  Effective December 31, 2010, the UMT Loan was subsequently increased to $75 million and the maturity date was extended to December 31, 2011 as evidenced by a Second Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2010. Effective December 31, 2011, the UMT Loan was amended and the maturity date was extended to December 31, 2012 as evidenced by a Third Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2011 (as amended, the “UMT Note”). In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.  The UMT Loan is secured by a security interest in the assets of UDF I including UDF I’s land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF I in favor of UMT (the “Security Agreement”).

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

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100. The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan. UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan. If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and we will participate in the control and management of the UMT Loan. The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects. The UMT Loan interest rate is the lower of 14% per annum or the highest rate allowed by law. UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code of 1986, as amended, to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I. For the years ended December 31, 2011 and 2010, we recognized approximately $8.3 million and $7.3 million, respectively, of interest income – related party related to the Economic Interest Participation Agreement, of which approximately $2.3 million and $2.0 million is included in accrued interest receivable – related party for the years ended December 31, 2011 and 2010, respectively.

The UMT Loan is subordinate to the UDF I – Brockhoeft loan. As of December 31, 2011 and 2010, approximately $65.5 million and $57.1 million, respectively, in assets related to the Economic Interest Participation Agreement is included in participation interest – related party.

Loan Participations Sold to Related Parties

From inception through December 31, 2011, we have entered into 8 loan participation agreements with related parties whereby a related party has purchased a participation interest in a mortgage investment that we have originated. As of December 31, 2011, 6 of these agreements remain outstanding.

Our related parties participate in these mortgage investments by funding our lending obligations up to a maximum amount for each participation. Such participations entitle our related parties to receive payments of principal up to the amounts they have funded and interest from our borrower on the amounts they have funded and to share in the proceeds of the collateral for the loan, including the land and related improvements to residential property owned by the borrowers and/or the ownership interests of the borrower that secure the original mortgage investment. The income earned by our related parties and the amounts our borrowers owe to our related parties for principal and interest earned with respect to these participation agreements are not reflected in our financial statements.

Buffington Bear Creek Note

In September 2008, we originated an $8.8 million secured promissory note (the “Buffington Bear Creek Note”) with Buffington Land, Ltd., an unaffiliated Texas limited partnership, and Len-Buf Land Acquisitions of Texas, L.P., an unaffiliated Texas limited partnership, as co-borrowers (collectively, “Buffington”). The Buffington Bear Creek Note was initially evidenced and secured by a first lien deed of trust recorded against approximately 67 finished residential lots in the Bridges at Bear Creek residential subdivision in Austin, Texas. The interest rate under the Buffington Bear Creek Note was the lower of 14% or the highest rate allowed by law. Buffington was required to pay interest monthly and to repay a portion of principal upon the sale of residential lots covered by the deed of trust. Pursuant to the Third Note and Loan Modification Agreement, the Buffington Bear Creek Note was scheduled to mature on June 30, 2011, although it was fully repaid in October 2010. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

Effective December 2008, we entered into a loan participation agreement with UMT, pursuant to which UMT purchased a participation in the Buffington Bear Creek Note (the “UMT Bear Creek Participation”). An affiliate of our general partner serves as the advisor to UMT. Effective January 2010, we entered into a loan participation agreement with UDF IV, pursuant to which UDF IV also purchased a participation interest in the Buffington Bear Creek Note (the “UDF IV Bear Creek Participation”). Our general partner serves as the asset manager of UDF IV. We obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances. The UMT Bear Creek Participation and the UDF IV Bear Creek Participation gave UMT and UDF IV the right to receive payment from us of principal and accrued interest relating to amounts they funded under their participation agreements.

On April 9, 2010, we entered into an Agent – Participant Agreement with UDF IV (the “Agent Agreement”). In accordance with the Agent Agreement, we continued to manage and control the Buffington Bear Creek Note and UDF IV appointed us as its agent to act on its behalf with respect to all aspects of the Buffington Bear Creek Note, provided that, pursuant to the Agent Agreement, UDF IV retained approval rights in connection with any material decisions pertaining to the administration and services of the loan and, with respect to any material modification to the loan and in the event that the loan became non-performing, UDF IV had effective control over the remedies relating to the enforcement of the loan, including ultimate control of the foreclosure process.

As of December 31, 2011 and 2010, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the Buffington Bear Creek Note. As the Buffington Bear Creek Note was fully repaid in October 2010, neither UMT nor UDF IV had any outstanding participation interest as of December 31, 2011 or 2010. For the year ended December 31, 2010, we recognized approximately $15,000 of interest income on the Buffington Bear Creek Note.

BCH Note and BTC Note

In August 2008, we originated the $2.5 million BCH Note and the $2.0 million BTC Note with Buffington Capital and Buffington Classic, respectively (collectively, “Buff Homes”).

Effective March 2010, we entered into two Participation Agreements (collectively, the “BCH and BTC Participation Agreements”) with UDF IV, pursuant to which UDF IV purchased a participation interest in the BCH Note and the BTC Note (collectively, the “Lot Inventory Loans”). Our general partner serves as the asset manager of UDF IV. We obtained an opinion from Jackson Claborn, Inc. stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances. Pursuant to the BCH and BTC Participation Agreements, UDF IV will participate in the Lot Inventory Loans by funding our lending obligations under the Lot Inventory Loans. The BCH and BTC Participation Agreements give UDF IV the right to receive repayment of all principal and accrued interest relating to amounts funded by them under the BCH and BTC Participation Agreements. UDF IV’s participation interest is repaid as Buff Homes repays the Lot Inventory Loans. For each loan originated, Buff Homes is required to pay interest monthly and to repay the principal advanced no later than 12 months following the origination of the loan. The BCH Note matured in August 2011, was paid in full and was not renewed, and the BTC Note matures in August 2012, as amended. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

As of December 31, 2011 and 2010, we did not have an outstanding balance in mortgage notes receivable – related party or accrued interest receivable – related party associated with the BCH Note or the BTC Note. As of December 31, 2011 and 2010, UDF IV had a participation interest associated with the BCH and BTC Participation Agreements of approximately $246,000 and $216,000, respectively. The UDF IV participation interest is not included on our balance sheet. For the year ended December 31, 2010, we recognized approximately $26,000 of interest income associated with the BCH and BTC Note.

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

Effective June 2010, we entered into a loan participation agreement with UDF IV pursuant to which UDF IV purchased a participation interest (the “TR II Finished Lot Participation”) in the TR II Finished Lot Note. Our general partner serves as the asset manager of UDF IV. We obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances. Pursuant to the TR II Finished Lot Participation, UDF IV is entitled to receive repayment of its participation in the outstanding principal amount of the TR II Finished Lot Note, plus accrued interest thereon, over time as the borrower repays the loan.

As of December 31, 2011 and 2010, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the TR II Finished Lot Note. As of December 31, 2011 and 2010, UDF IV had a participation interest associated with the TR II Finished Lot Participation of approximately $2.7 million and $2.0 million, respectively. The UDF IV participation interest is not included on our balance sheet. For the year ended December 31, 2010, we recognized approximately $140,000 of interest income associated with the TR II Finished Lot Note

TR Paper Lot Note

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

Effective June 2010, we entered into a loan participation agreement with UDF IV, pursuant to which UDF IV purchased a participation interest (the “TR Paper Lot Participation”) in the TR Paper Lot Note. Our general partner serves as the asset manager of UDF IV. We obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances. Pursuant to the TR Paper Lot Participation, UDF IV is entitled to receive repayment of its participation in the outstanding principal amount of the TR Paper Lot Note, plus its proportionate share of accrued interest thereon, over time as the borrower repays the TR Paper Lot Note.

As of December 31, 2011 and 2010, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the TR Paper Lot Note. As of December 31, 2011 and 2010, UDF IV had a participation interest associated with the TR Paper Lot Participation of approximately $9.2 million and $2.1 million, respectively. The UDF IV participation interest is not included on our balance sheet. For the year ended December 31, 2010, we recognized approximately $240,000 of interest income associated with the TR Paper Lot Note.

Luckey Ranch Note

In November 2008, we purchased a $1.7 million secured promissory note (the “Luckey Ranch Note”) from San Antonio Holding Company, Ltd., an unaffiliated Texas limited partnership (“SAHC”). SAHC originated the loan in October 2006 with Luckey Ranch Global Associates, an unaffiliated Texas general partnership (“Luckey Ranch”). The Luckey Ranch Note was initially secured by a second lien on approximately 610 acres of land located in Bexar County, Texas. The interest rate on the Luckey Ranch Note is 12% and the Luckey Ranch Note matures on September 30, 2012, in accordance with the Tenth Modification Agreement entered into in September 2011. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

Effective May 2011, we entered into a loan participation agreement with UDF LOF, pursuant to which UDF LOF purchased a participation interest (the “Luckey Ranch Participation”) in the Luckey Ranch Note. The general partner of UDF LOF is a wholly-owned subsidiary of our general partner and the Partnership’s general partner serves as the asset manager for UDF LOF. We obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances.  Pursuant to the Luckey Ranch Participation, UDF LOF is entitled to receive repayment of its participation in the outstanding principal amount of the Luckey Ranch Note, plus its proportionate share of accrued interest thereon, over time as the borrower repays the Luckey Ranch Note.

As of December 31, 2011, we had an outstanding balance in mortgage notes receivable and accrued interest receivable of approximately $99,000 and $13,000, respectively, associated with the Luckey Ranch Note. As of December 31, 2011, UDF LOF had a participation interest associated with the Luckey Ranch Participation of approximately $824,000. The UDF LOF participation interest is not included on our balance sheet. For the year ended December 31, 2011, we recognized approximately $108,000 of interest income associated with the Luckey Ranch Note.

Buffington Brushy Creek Note

In May 2008, we originated a $4.7 million secured promissory note (the “Buffington Brushy Creek Note”) with Buffington Brushy Creek, Ltd., an unaffiliated Texas limited liability company, and Buff Star Ventures, Ltd., an unaffiliated Texas limited liability company, as co-borrowers (collectively, “Buff Star”). The Buffington Brushy Creek Note is secured by a pledge of ownership interests in Buff Star. Buff Star owns partnership interests in a limited partnership that owns finished lots and entitled land in a residential subdivision in Travis County, Texas.  The interest rate under the Buffington Brushy Creek Note is 16%. Pursuant to the Second Amendment to Secured Promissory Note entered into in May 2011, the Buffington Brushy Creek Note matures on May 19, 2013. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

Effective May 2011, we entered into a loan participation agreement with UDF LOF, pursuant to which UDF LOF purchased a participation interest (the “Brushy Creek Participation”) in the Buffington Brushy Creek Note. The general partner of UDF LOF is a wholly-owned subsidiary of our general partner and the general partner serves as the asset manager for UDF LOF. We obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances.  Pursuant to the Brushy Creek Participation, UDF LOF is entitled to receive repayment of its participation in the outstanding principal amount of the Buffington Brushy Creek Note, plus its proportionate share of accrued interest thereon, over time as the borrower repays the note.

As of December 31, 2011, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the Buffington Brushy Creek Note. As of December 31, 2011, UDF LOF had a participation interest associated with the Brushy Creek Participation of approximately $619,000. The UDF LOF participation interest is not included on our balance sheet. For the year ended December 31, 2011, we recognized approximately $167,000 of interest income associated with the Buffington Brushy Creek Note.

CTMGT Note

In December 2007, we originated a $25 million secured promissory note (the “CTMGT Note”) with CTMGT, LLC, an unaffiliated Texas limited liability company and its subsidiaries, who are co-borrowers of the CTMGT Note. The CTMGT Note was subsequently amended to $50 million pursuant to an amendment entered into in July 2008, and to $64.5 million pursuant to an amendment entered into in November 2011. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The CTMGT Note is a co-investment loan secured by multiple investments. These investments are cross-collateralized and are secured by collateral-sharing arrangements in second liens covering finished lots and entitled land, pledges of the ownership interests in the borrowing entities, and guaranties. The collateral-sharing arrangements with our affiliates and our borrowers allocate the proceeds of the co-investment collateral between us and our affiliates.  Under these collateral-sharing arrangements for the CTMGT Note, we are entitled to receive 75% of collateral proceeds.  In the event of a borrower’s bankruptcy, we are entitled to receive 100% of the collateral proceeds after payment of the senior lenders, ahead of payment to our affiliates.  The CTMGT collateral is located in multiple counties in the greater Dallas-Fort Worth area and surrounding counties. The interest rate on the CTMGT Note is 16.25%. Pursuant to the amendment entered into in November 2011, the CTMGT Note matures on July 1, 2012.

Effective July 2011, we entered into a loan participation agreement with UDF LOF, pursuant to which UDF LOF purchased a participation interest (the “CTMGT Participation”) in the CTMGT Note. The general partner of UDF LOF is a wholly-owned subsidiary of our general partner and the general partner serves as the asset manager for UDF LOF. We obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances.  Pursuant to the CTMGT Participation, UDF LOF is entitled to receive repayment of its participation in the outstanding principal amount of the CTMGT Note, plus its proportionate share of accrued interest thereon, over time as the borrower repays the note.

As of December 31, 2011, we had an outstanding balance in mortgage notes receivable of approximately $40.7 million associated with the CTMGT Note. As of December 31, 2011, we did not have an outstanding balance in accrued interest receivable associated with the CTMGT Note. As of December 31, 2011, UDF LOF had a participation interest associated with the CTMGT Participation of approximately $16.6 million. The UDF LOF participation interest is not included on our balance sheet. For the year ended December 31, 2011, we recognized approximately $7.6 million of interest income associated with the CTMGT Note.

Credit Enhancement Fees – Related Party

In February 2009, we deposited $1.5 million into the Deposit Account with LegacyTexas for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending. UMTH Lending and our general partner are each owned 99.9% by UMT Holdings L.P. and 0.1% by UMT Services, Inc, which serves as the general partner for both UMTH Lending and our general partner. We provided LegacyTexas a security interest in the Deposit Account as further collateral for the UMTH Lending Loan obtained by UMTH Lending from LegacyTexas.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In November 2010, UMTH Lending refinanced the UMTH Lending Loan with UTB.  In conjunction with this refinance, we deposited $1.5 million into the UTB Deposit Account for the purpose of providing collateral to UTB for the benefit of UMTH Lending.  The UTB Deposit Account replaced the Deposit Account previously established with LegacyTexas.  We provided the UTB Deposit Account as further collateral for a loan obtained by UMTH Lending from UTB.  In consideration for providing the UMTH Lending Deposit Accounts as collateral for the UMTH Lending Loans, UMTH Lending agreed to pay us a fee equal to 3% per annum of the amount outstanding in the UMTH Lending Deposit Accounts, paid in 12 monthly installments for each year that the UMTH Lending Deposit Accounts secure the UMTH Lending Loans.   This fee of approximately $45,000 is included in mortgage and transaction service revenues – related party income for each of the years ended December 31, 2011 and 2010. The UTB Deposit Account is included as restricted cash on our balance sheet. For further discussion on the UMTH Lending Loans and UMTH Lending Deposit Accounts, see Note J.

In August 2009, in consideration for entering into the TCB Guarantee (as discussed in Note J), we entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the TCB Guarantee (i.e., $50,000 per annum). UMT Home Finance is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In conjunction with this agreement, approximately $50,000 is included in mortgage and transaction service revenues – related party income for each of the years ended December 31, 2011 and 2010.

In March 2010, in consideration for entering into the Resort Island Guaranty (as discussed in Note J), we entered into a letter agreement with UDFLOF Resort Island which provides for UDFLOF Resort Island to pay us a guaranty fee equal to 1% of our maximum exposure (i.e., $9,250) under the guaranty. The guaranty fee was paid to us upon the execution of the guaranty. UDFLOF Resort Island is a wholly-owned subsidiary of UDF LOF.  Our general partner is an affiliate of UDF LOF. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. UDFLOF Resort Island paid off the loan to BOLC in December 2010, thus extinguishing the guarantee. In conjunction with this agreement, no amount is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2011. Approximately $50,000 is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2010.

In April 2010, in consideration of us entering into the UDF IV HF Guaranty (as discussed in Note J), we entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum). UDF IV Home Finance is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV and an affiliate of our general partner serves as the advisor for UDF IV.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In conjunction with this agreement, $60,000 and $45,000, respectively, is included in mortgage and transaction service revenues – related party income for the years ended December 31, 2011 and 2010.

In April 2010, in consideration of us entering into the UMT 15th Street Guaranty (as discussed in Note J), we entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. UMT 15th Street is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $11,000 and $10,000, respectively, is included in mortgage and transaction service revenues – related party income for the years ended December 31, 2011 and 2010.

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders (as discussed in Note J). As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of our existing and future assets. Our general partner serves as the asset manager for UDF I.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. This fee of approximately $450,000 and $225,000 is included in mortgage and transaction service revenues – related party income for the years ended December 31, 2011 and 2010, respectively.

In August 2010, in consideration of us entering into the UDF IV Acquisitions Guaranty (as discussed in Note J), we entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month. UDF IV Acquisitions is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV and an affiliate of our general partner serves as the advisor for UDF IV.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $43,000 and $20,000, respectively, is included in mortgage and transaction service revenues – related party income for the years ended December 31, 2011 and 2010.

In December 2010, in consideration of us entering into the UDF IV Finance II Guaranty (as discussed in Note J), we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $7.5 million loan between UDF IV Finance II and F&M at the end of the month. UDF IV Finance II is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV and an affiliate of our general partner serves as the advisor for UDF IV.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $52,000 is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2011. No amount is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2010.

In May 2011, in consideration of us entering into the UMT HF III Guaranty (as discussed in Note J), we entered into a letter agreement with UMT HF III, which provides for UMT HF III to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $4.3 million loan between UMT HF III and Veritex at the end of the month. UMT HF III is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $8,000 is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2011. No amount is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2010.

In August 2011, in consideration of us entering into the UMT HF II Guaranty (as discussed in Note J), we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the $250,000 loan between UMT HF II and FFB at the end of the month. UMT HF II is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $400 is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2011. No amount is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2010.

In October 2011, in consideration of us entering into the UMT HF II Green Bank Guaranty (as discussed in Note J), we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $5 million loan between UMT HF II and Green Bank at the end of the month. UMT HF II is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $300 is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2011. No amount is included in mortgage and transaction service revenues – related party income for the year ended December 31, 2010.

M. Concentration of Credit Risk

Financial instruments that potentially expose the Partnership to concentrations of credit risk are primarily mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party. The Partnership maintains deposits in financial institutions that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Partnership has not experienced any losses related to amounts in excess of FDIC limits.

At December 31, 2011 and 2010, approximately 96% of the outstanding aggregate principal amount of mortgage notes originated by the Partnership are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 1% are secured by properties located in Arizona. All of the Partnership’s mortgage investments are in the United States.

N. Subsequent Events

To meet guidelines of the Financial Industry Regulatory Authority, on March 6, 2012, Land Development approved an estimated value of the Partnership’s units of limited partnership interest of $20.00 per unit. In making a determination of the estimated value of the Partnership’s units, Land Development assessed the Partnership’s assets, less liabilities, per unit and the execution of the Partnership’s business model set forth in the prospectus regarding the Offering. Land Development also engaged an independent firm specializing in the valuation of businesses, partnerships and intellectual property that derived a range of estimated values per unit using five valuation analyses. The estimated value per unit determined by Land Development is within the range of values derived by the independent firm.

O. Quarterly Financial Data (Unaudited)

Selected quarterly financial data (unaudited) for the years ended December 31, 2011 and 2010 is set forth below:

				Net Income Per
			Net Income	Limited	Weighted
			Allocated to	Partnership	Average
			Limited	Unit	Units
	Revenues	Net Income	Partners	Basic/Diluted	Outstanding
2011
First quarter	$12,760,751	$11,400,437	$10,217,032	$0.57	17,840,589
Second quarter	12,911,611	11,476,081	10,284,823	0.57	17,976,682
Third quarter	12,813,803	11,342,167	10,164,810	0.56	18,113,285
Fourth quarter	12,940,782	7,955,868	7,130,021	0.39	18,248,968
For the year	$51,426,947	$42,174,553	$37,796,686	$2.09	18,046,187

2010
First quarter	$11,724,470	$10,256,069	$9,191,453	$0.53	17,289,322
Second quarter	11,983,126	10,365,463	9,289,492	0.53	17,421,668
Third quarter	12,552,162	11,110,160	9,956,886	0.57	17,560,810
Fourth quarter	12,763,537	8,360,781	7,492,903	0.42	17,701,718
For the year	$49,023,295	$40,092,473	$35,930,734	$2.05	17,494,694

Index to Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit B to prospectus of the Registrant filed pursuant to Rule 424(b)(3) on May 18, 2006)
3.2	Certificate of Limited Partnership of Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on August 26, 2005)
3.3	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit B to Supplement No. 12 to prospectus dated May 15, 2006, contained within Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on May 12, 2009)
3.4	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Form 8-K filed on June 10, 2009)
4.1	Subscription Agreement (previously filed in and incorporated by reference to Exhibit C to Supplement No. 12 to prospectus dated May 15, 2006, contained within Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on May 12, 2009)
4.2	Amended and Restated Distribution Reinvestment Plan (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-3, Commission File No. 333-159939, filed on June 12, 2009)
10.1	Form of Escrow Agreement between United Development Funding III, L.P. and Coppermark Bank (previously filed in and incorporated by reference to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on February 10, 2006)
10.2	Form of Participation Agreement by and between the Registrant, UMTH Land Development, L.P., United Development Funding, L.P. and United Development Funding II, L.P. (previously filed in and incorporated by reference to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on November 18, 2005)
10.3	Form of Marketing Support Agreement (previously filed in and incorporated by reference to Pre-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on February 1, 2006)
10.4	Limited Guaranty by United Development Funding III, L.P. for the benefit of United Mortgage Trust (previously filed in and incorporated by reference to Form 8-K filed on October 20, 2006)
10.5	Letter agreement with respect to the Limited Guaranty between United Development Funding III, L.P. and United Mortgage Trust for the benefit of United Development Funding, L.P. (previously filed in and incorporated by reference to Form 8-K filed on October 20, 2006)
10.6	Fairness opinion with respect to Limited Guaranty by United Development Funding III, L.P. for the benefit of United Mortgage Trust and letter agreement with respect to the Limited Guaranty between Registrant and United Mortgage Trust for the benefit of United Development Funding, L.P. (previously filed in and incorporated by reference to Form 8-K filed on October 20, 2006)
10.7	Secured Promissory Note by Centurion Acquisitions, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)
10.8	Secured Promissory Note by Midlothian Longbranch, L.P. for the benefit of United Development Funding, III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)

Exhibit Number	Description
10.9	Environmental Indemnity Agreement by Midlothian Longbranch, L.P., Centurion Acquisitions, L.P., Pars Investments, Inc. and Mehrdad Moayedi in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)
10.10	Secured Promissory Note by Arete Real Estate and Development Company, Modern Modular Home Rental Corp., and Creative Modular Housing Inc. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)
10.11	Security Agreement by Arete Real Estate and Development Company, Creative Modular Housing Inc. and Modern Modular Home Rental Corp. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)
10.12	Continuing Unconditional Guaranty by Joe Fogarty, Nancy Fogarty and the Fogarty Family Trust for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)
10.13	Secured promissory note by Centurion Acquisitions, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2006)
10.14	Security Agreement by Centurion Acquisitions, L.P. and Pars Investment Inc., for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2006)
10.15	Continuing Unconditional Guaranty by Pars Investment Inc. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2006)
10.16	Loan and Security Agreement between United Development Funding III, L.P., as borrower, and Premier Bank, as lender (previously filed in and incorporated by reference to Form 8-K filed on January 3, 2007)
10.17	Revolving Note from United Development Funding III, L.P. for the benefit of Premier Bank (previously filed in and incorporated by reference to Form 8-K filed on January 3, 2007)
10.18	Secured Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed on January 4, 2007)
10.19	Fairness opinion with respect to Secured Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed on January 4, 2007)
10.20	Secured Promissory Note by Buffington Hidden Lakes, Ltd. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-K filed on April 2, 2007)
10.21	Continuing Unconditional Guaranty by Buffington Hidden Lakes GP, Inc. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-K filed on April 2, 2007)
10.22	Letter of engagement between UMTH Funding Services, L.P. and United Development Funding III, L.P. regarding arrangement of financing and financial advising (previously filed in and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on April 30, 2007)
10.23	Note Purchase, Assignment and Assumption Agreement by and between McDougal Family Partnership, Ltd. and United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on May 15, 2007)
10.24	Secured Line of Credit Promissory Note by United Development Funding X, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2007)
10.25	Security Agreement by United Development Funding X, L.P. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2007)

Exhibit Number	Description
10.26	Continuing Unconditional Guaranty by UMT Holdings, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2007)
10.27	Fairness opinion with respect to Secured Line of Credit Promissory Note by United Development Funding X, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2007)
10.28	Secured Line of Credit Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.29	Secured Line of Credit Promissory Note by United Development Funding Land Opportunity Fund, L.P. for the benefit United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.30	Security Agreement by United Development Funding, L.P. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.31	Security Agreement by United Development Funding Land Opportunity Fund, L.P. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.32	First Amendment to Secured Line of Credit Promissory Note by United Development Funding X, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.33	Economic Interest Participation Agreement and Purchase Option between United Mortgage Trust and United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.34	Fairness Opinion with respect to Secured Line of Credit Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.35	Fairness Opinion with respect to Economic Interest Participation Agreement and Purchase Option between United Mortgage Trust and United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.36	Fairness Opinion with respect to First Amendment to Secured Line of Credit Promissory Note by United Development Funding X, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.37	Fairness Opinion with respect to Secured Line of Credit Promissory Note by United Development Funding Land Opportunity Fund, L.P. for the benefit United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.38	Loan and Security Agreement between Registrant, as Borrower, and Wesley J. Brockhoeft, as Lender, dated as of September 21, 2009 (previously filed in and incorporated by reference to Form 10-Q filed on November 16, 2009)
23.1*	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certifications
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

