Form 10-Q
period 2012-03-31
United Development Funding III, LP
filed 2012-05-15
CIK 1335732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐ No ☒

As of May 8, 2012, the Registrant had 18,488,594 units of limited partnership interest outstanding.

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-Q
Quarter Ended March 31, 2012

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING III, L.P.

BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$1,013,934	$2,734,378
Restricted cash	1,522,641	1,518,662
Accrued interest receivable	7,620,922	6,212,708
Accrued interest receivable – related party	6,040,983	2,783,418
Mortgage notes receivable, net	225,879,397	224,471,362
Mortgage notes receivable – related party, net	52,804,737	52,027,407
Participation interest – related party, net	66,111,097	66,150,523
Other assets	58,229	83,705

Total assets	$361,051,940	$355,982,163

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$155,107	$193,293
Accrued liabilities	168,715	205,466
Accrued liabilities – related party	3,760,406	3,507,212
Distributions payable	1,860,591	1,552,450
Line-of-credit	15,000,000	15,000,000

Total liabilities	20,944,819	20,458,421

Commitments and contingencies

Partners’ Capital:
Limited partners’ capital: 22,500,000 units authorized; 18,456,941 units issued and outstanding at March 31, 2012 and 18,326,511 units issued and outstanding at December 31, 2011	339,691,769	335,489,379
General partner’s capital	415,352	34,363

Total partners’ capital	340,107,121	335,523,742

Total liabilities and partners’ capital	$361,051,940	$355,982,163

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Interest income	$8,780,640	$8,425,053
Interest income – related party	4,032,588	3,699,433
Mortgage and transaction service revenues	85,678	377,054
Mortgage and transaction service revenues – related party	212,912	259,211
Total revenues	13,111,818	12,760,751

Expenses:
Interest expense	373,973	369,863
Loan loss reserve expense	139,937	123,052
General and administrative	184,528	203,522
General and administrative – related party	688,045	663,877
Total expenses	1,386,483	1,360,314

Net income	$11,725,335	$11,400,437

Earnings allocated to limited partners	$10,508,204	$10,217,032

Earnings per limited partnership unit, basic and diluted	$0.57	$0.57

Weighted average limited partnership units outstanding	18,381,530	17,840,589

Distributions per weighted average limited partnership units outstanding	$0.48	$0.48

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Operating Activities
Net income	$11,725,335	$11,400,437
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	139,937	123,052
Amortization	41,815	40,117
Changes in operating assets and liabilities:
Accrued interest receivable	(1,408,214)	(4,058,575)
Accrued interest receivable – related party	(3,257,565)	(2,621,336)
Other assets	(16,339)	(14,263)
Accounts payable	(38,186)	(14,211)
Accrued liabilities	(36,751)	3,497
Accrued liabilities – related party	253,194	504,717
Net cash provided by operating activities	7,403,226	5,363,435

Investing Activities
Investments in mortgage notes receivable	(6,732,370)	(10,834,193)
Investments in mortgage notes receivable – related party	(1,120,763)	(962,854)
Receipts from mortgage notes receivable	5,184,398	7,041,001
Receipts from mortgage notes receivable – related party	343,433	5,658,666
Receipts from participation interest – related party	39,426	39,250
Restricted cash	(3,979)	(3,895)
Net cash (used in) provided by investing activities	(2,289,855)	937,975

Financing Activities
Limited partner distributions	(8,914,413)	(8,554,457)
Limited partner distribution reinvestment	2,608,599	2,731,042
General partner distributions	(528,001)	(150,000)
Net cash used in financing activities	(6,833,815)	(5,973,415)

Net (decrease) increase in cash and cash equivalents	(1,720,444)	327,995
Cash and cash equivalents at beginning of period	2,734,378	815,192

Cash and cash equivalents at end of period	$1,013,934	$1,143,187

Supplemental Cash Flow Information:
Cash paid for interest	$373,973	$369,863

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

UMT Holdings, L.P. (“UMT Holdings”), a Delaware limited partnership, holds 99.9% of the limited partnership interests in our general partner. UMT Services, Inc. (“UMT Services”), a Delaware corporation, owns the remaining 0.1% of the limited partnership interests in our general partner and serves as its general partner. Land Development has been engaged to provide asset management services for four investment partnerships (United Development Funding, L.P. (“UDF I”), United Development Funding II, L.P., United Development Funding Land Opportunity Fund, L.P. (“UDF LOF”), all Delaware limited partnerships, and UDF Texas Two, L.P., a Texas limited partnership), and a Maryland real estate investment trust (United Development Funding IV (“UDF IV”)). Land Development also holds a 99.9% partnership interest in UMTHLD FLF I, L.P. and UMTHLD FLF II, L.P., both Texas limited partnerships, and United Development Funding X, L.P., a Delaware limited partnership, with the remaining 0.1% interest owned by UMT Services. In addition, Land Development owns 100% of the interests in UDF Land GP, LLC, which serves as the general partner of the general partner of UDF LOF. See Note K for discussion of related party transactions.

B. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (the “Annual Report”). The accompanying interim unaudited financial statements should be read in conjunction with the financial statements filed in our Annual Report. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of March 31, 2012, operating results for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011. Operating results and cash flows for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Participation Interest – Related Party

Participation interest – related party represents an Economic Interest Participation Agreement with United Mortgage Trust, a real estate investment trust organized under the laws of the state of Maryland (“UMT”), pursuant to which we purchased (i) an economic interest in a $75 million revolving credit facility (the “UMT Loan”) from UMT to UDF I, and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan. See Note K, “Related Party Transactions” for further details. Our general partner serves as the asset manager for UDF I. An affiliate of our general partner serves as the advisor to UMT.

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

In reviewing our portfolio, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed purchase contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, as well as the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we consider third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” and decrease the allowance for loan losses, while amounts recovered on previously charged off accounts increase the allowance.

Revenue Recognition

Interest income on mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis. Income recognition is suspended for loans at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of both March 31, 2012 and December 31, 2011, we were suspending income recognition on two mortgage notes receivable with an aggregate unpaid principal balance of approximately $2.2 million.

We generate mortgage and transaction service revenues and mortgage and transaction service revenues – related party by originating and acquiring mortgage notes receivable and other loans. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables-Nonrefundable Fees and Other Costs (“ASC 310-20”), we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes. In addition, credit enhancement fee income is generated by fees charged to parties for credit enhancements provided to lenders by the Partnership on behalf of the parties. Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement. As of March 31, 2012, the Partnership was providing 10 credit enhancements to related parties (see Note K for further discussion).

The Partnership also expenses acquisition and origination fees (“Placement Fees”) paid to the general partner to provide for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with mortgage notes receivable or participation interest held by the Partnership on a straight-line basis. As of March 31, 2012 and December 31, 2011, approximately $3.1 million and $3.3 million, respectively, of such net deferred fees are included in mortgage notes receivable. Approximately $764,000 and $779,000 of net deferred fees are included in mortgage notes receivable – related party as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, approximately $607,000 and $647,000, respectively, of deferred fees are included in participation interest – related party. See Note K, “Related Party Transactions” for further details.

Cash Flow Distributions

Cash available for distributions represents the cash funds received by us from operations (other than net proceeds from a capital transaction) that produces proceeds from (i) the repayment of principal or prepayment of a mortgage to the extent classified as a return of capital for federal income tax purposes, (ii) the foreclosure, sale, exchange, condemnation, eminent domain taking or other disposition of a mortgage loan or of a property subject to a mortgage, or (iii) insurance or a guarantee with respect to a mortgage, including, without limitation, interest, points, revenue participations in property appreciation and interest or dividends from interim investments or proceeds from borrowings, if appropriate, less all cash used to pay Partnership expenses and debt payments and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with our public offering of our units of limited partnership interest). Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions, in addition to the payments made to our general partner and related parties. See Note K for further discussion of related party transactions.

A “carried interest” is an equity interest in us to participate in all distributions, other than distributions attributable to our general partner’s promotional interest, of cash available for distribution and net proceeds from a capital transaction that are distributable under the distribution priority for net proceeds from a capital transaction described below. If our general partner enters into commitments to investments in mortgages in excess of 82% of the gross proceeds of our public offering of our units of limited partnership interest, our general partner will be entitled to a carried interest equal to (a) 1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross proceeds of our initial public offering, as declared effective on May 15, 2006 pursuant to a Registration Statement on Form S-11 (File No. 333-127891) under the Securities Act of 1933, as amended (the “Offering”) (or if commitments to investments in mortgages are above 82% but no more than 84.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 82%), (b) 1% for the next 2% of additional commitments to investments in mortgages above 84.5% of the gross proceeds of the Offering (or if commitments to investments in mortgages are above 84.5% but no more than 86.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 84.5%) and (c) 1% for each additional 1% of additional commitments to investments in mortgages above 86.5% of the gross proceeds of the Offering (or a fractional percentage equal to the fractional amount of any 1% of additional commitments to investments in mortgages). By way of illustration, if 85.5% of the gross proceeds of the Offering are committed to investments in mortgages, then our general partner would be entitled to a carried interest of 1.5% (1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross proceeds of the Offering and 0.5% for the next 1% of additional commitments to investments in mortgages above 84.5% of the gross proceeds of the Offering) of any amount otherwise distributable to the limited partners after deduction of any promotional interest payable to our general partner.

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

The chart below summarizes the approximate aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of March 31, 2012 and December 31, 2011:

	As of March 31,		As of December 31,
	2012		2011
General Partner	$16,178,000	(1)	$15,342,000	(2)
Limited Partners	133,371,000	(3)	124,457,000	(4)
Retained Earnings Reserve	6,843,000		5,271,000
Retained Earnings Deficit	(8,343,000)		(8,801,000)

(1)	approximately $14.3 million paid in cash and $1.9 million has been declared, but not paid.

(2)	approximately $13.7 million paid in cash and $1.6 million has been declared, but not paid.

(3)	approximately $87.9 million paid in cash and approximately $45.5 million reinvested in 2,275,184 units of limited partnership pursuant to our distribution reinvestment plan.

(4)	approximately $81.6 million paid in cash and approximately $42.9 million reinvested in 2,144,754 units of limited partnership pursuant to our distribution reinvestment plan.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets, including the distributions to our general partner described above, and general and administrative – related party expenses for the three months ended March 31, 2012 and 2011. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

	For the Three Months Ended March 31,
	2012	2011
Payments to General Partner and Related Parties	$698,000	$150,000
Total General and Administrative Expenses to General Partner and Related Parties	688,000	664,000

Fair Value of Financial Instruments

In accordance with the reporting requirements of FASB ASC 825-10, Financial Instruments-Fair Value, we calculate the fair value of our assets and liabilities that qualify as financial instruments under this statement and include this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of restricted cash, accrued interest receivable, accounts payable, accrued liabilities, and distributions payable approximates the carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of mortgage notes receivable, participation interest, and line-of-credit approximates the carrying amount since they bear interest at the market rate.

Impact of Recently Issued Accounting Standards

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses. It requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. ASU 2010-20 will only impact disclosures. Disclosures related to information as of the end of a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Partnership’s adoption of this guidance did not have a material impact on its financial statements or accompanying notes to the financial statements.

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

C. Registration Statement

On May 15, 2006, the Offering pursuant to a Registration Statement on Form S-11 (File No. 333-127891) was declared effective under the Securities Act of 1933, as amended. The Offering, at the time of such effectiveness, covered up to 12,500,000 units of limited partnership interest at a price of $20.00 per unit (the “Primary Offering”) and up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) at a price of $20.00 per unit. We had the right to reallocate the units of limited partnership interest we were offering between the Primary Offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on September 4, 2008, we reallocated the units being offered such that 16,250,000 units were offered pursuant to the Primary Offering and 1,250,000 units were offered pursuant to the DRIP. Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission on March 6, 2009, we further reallocated the units being offered such that 16,500,000 units were offered pursuant to the Primary Offering and 1,000,000 units were offered pursuant to the DRIP. The Primary Offering was terminated on April 23, 2009. We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

On June 9, 2009, we held a special meeting of our limited partners as of April 13, 2009, at which our limited partners approved three proposals to amend certain provisions of our Partnership Agreement for the purpose of making available additional units of limited partnership interest for sale pursuant to an Amended and Restated Distribution Reinvestment Plan. On June 12, 2009, we registered 5,000,000 additional units to be offered pursuant to an Amended and Restated Distribution Reinvestment Plan in a Registration Statement on Form S-3 (File No. 333-159939) (“Secondary DRIP”). As such, we ceased offering units under the DRIP as of July 21, 2009 and concurrently commenced our offering of units pursuant to the Secondary DRIP, which is currently ongoing.

D. Loans and Allowance for Loan Losses

Our loan portfolio is comprised of mortgage notes receivables, net, mortgage notes receivables – related party, net and participation interest – related party, net and is recorded at the lower of cost or estimated net realizable value.

	March 31,	December 31,
	2012	2011
Mortgage notes receivable, net	$225,879,000	$224,471,000
Mortgage notes receivable - related party, net	52,805,000	52,027,000
Participation interest - related party, net	66,111,000	66,151,000
Total	$344,795,000	$342,649,000

Our loans are classified as follows:

	March 31,	December 31,
	2012	2011
Real Estate:
Acquisition and land development	$351,539,000	$348,974,000
Allowance for loan losses	(11,215,000)	(11,075,000)
Unamortized commitment fees and placement fees	4,471,000	4,750,000
Total	$344,795,000	$342,649,000

As of March 31, 2012, we had originated or purchased 60 loans, including 31 loans that had been repaid in full by the respective borrower. For the three months ended March 31, 2012, we did not originate or purchase any loans, sell any loan participations, nor acquire any additional participation interests. Of the 29 loans outstanding as of March 31, 2012, the scheduled maturity dates are as follows as of March 31, 2012:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$42,161,000	10	18%	$42,161,000	10	12%
2012 Q2-Q4	82,568,000	5	70%	173,787,000	6	74%	256,355,000	11	73%
2013	34,976,000	3	30%	18,047,000	5	8%	53,023,000	8	15%
Total	$117,544,000	8	100%	$233,995,000	21	100%	$351,539,000	29	100%

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

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$56,748,000	12	25%	$56,748,000	12	16%
2012	105,120,000	6	90%	172,386,000	6	74%	277,506,000	12	80%
2013	11,633,000	2	10%	3,087,000	3	1%	14,720,000	5	4%
Total	$116,753,000	8	100%	$232,221,000	21	100%	$348,974,000	29	100%

The following table represents the maturity dates of loans that were matured as of March 31, 2012 and had not been repaid or extended as of March 31, 2012:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
2009	$-	-	-	$21,499,000	7	51%	$21,499,000	7	51%
2010	-	-	-	17,369,000	2	41%	17,369,000	2	41%
2011	-	-	-	3,293,000	1	8%	3,293,000	1	8%
Total	$-	-	-	$42,161,000	10	100%	$42,161,000	10	100%

Of these 10 loans, as of March 31, 2012, full collectability is considered probable for 8 loans with an aggregate unpaid principal balance of approximately $40.0 million and full collectability is considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.2 million.

The following table represents the maturity dates of loans that were matured as of December 31, 2011 and had not been repaid or extended as of December 31, 2011:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
2009	$-	-	-	$21,926,000	7	39%	$21,926,000	7	39%
2010	-	-	-	28,990,000	3	51%	28,990,000	3	51%
2011	-	-	-	5,832,000	2	10%	5,832,000	2	10%
Total	$-	-	-	$56,748,000	12	100%	$56,748,000	12	100%

Of these 12 loans, as of December 31, 2011, full collectability was considered probable for 10 loans with an aggregate unpaid principal balance of approximately $54.5 million and full collectability is considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.2 million.

The following table describes the loans that were matured as of December 31, 2011, the activity with respect to such loans during the three months ended March 31, 2012 and the loans that matured during the three months ended March 31, 2012 and remained matured as of March 31, 2012:

Maturity Date	Amount	Loans	% of Total	Matured Loan Extensions During the Three Months Ended March 31, 2012 on Loans Matured as of December 31, 2011 (1)	Net Activity During the Three Months Ended March 31, 2012 on Loans Matured as of December 31, 2011 (2)	Loans Matured During the Three Months Ended March 31, 2012 (3)	Amount	Loans	% of Total

	Non-Related
	Matured as of December 31, 2011			2012 Activity (4)			Matured as of March 31, 2012
2009	$21,926,000	7	39%	$-	$(427,000)	$-	$21,499,000	7	51%
2010	28,990,000	3	51%	(12,296,000)	675,000	-	17,369,000	2	41%
2011	5,832,000	2	10%	(2,576,000)	37,000	-	3,293,000	1	8%
2012	-	-	-	-	-	-	-	-	-
Total	$56,748,000	12	100%	$(14,872,000)	$285,000	$-	$42,161,000	10	100%

Related
	Matured as of December 31, 2011			2012 Activity (4)			Matured as of March 31, 2012
2009	$-	-	-	$-	-	-	$-	-	-
2010	-	-	-	-	-	-	-	-	-
2011	-	-	-	-	-	-	-	-	-
2012	-	-	-	-	-	-	-	-	-
Total	$-	-	-	$-	-	-	$-	-	-

(1)	Amounts represent aggregate unpaid principal balance as of December 31, 2011 of matured loans as of December 31, 2011 that were extended during the three months ended March 31, 2012.

(2)	For loans matured as of December 31, 2011, net loan activity represents all activity on the loans during the three months ended March 31, 2012, including accrued interest, payment of fees and expenses, charge-offs and/or repayments.

(3)	Amounts represent aggregate unpaid principal balance as of March 31, 2012 of loans that matured during the three months ended March 31, 2012 and remained matured as of March 31, 2012.

(4)	The table does not reflect activity for loans that matured or were due to mature during the three months ended March 31, 2012, but were extended prior to March 31, 2012.

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of both March 31, 2012 and December 31, 2011, we were suspending income recognition on two mortgage notes receivable with an aggregate unpaid principal balance of approximately $2.2 million.

Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is generally evaluated on an individual loan basis for each loan in the portfolio. If an individual loan is considered impaired, a specific valuation allowance may be allocated, if necessary, so that the individual loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Loans that are not individually considered impaired are collectively and qualitatively measured as a portfolio for general valuation allowance. In reviewing our portfolio for this valuation analysis, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed purchase contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, as well as the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we consider third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

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

As of March 31, 2012, we have 10 mortgage notes receivable with an aggregate unpaid principal balance of approximately $42.2 million that are considered impaired due to the loans remaining outstanding beyond the contractual term of the loan agreement. Of these 10 loans, full collectability is considered probable for 8 loans with an aggregate unpaid principal balance of approximately $40.0 million and full collectability is considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.2 million. As of December 31, 2011, we had 12 mortgage notes receivable with an aggregate unpaid principal balance of approximately $56.7 million that were considered impaired due to the loans remaining outstanding beyond the contractual term of the loan agreement. Of these 12 loans, full collectability is considered probable for 10 loans with an aggregate unpaid principal balance of approximately $54.5 million and full collectability is considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.2 million. For the three months ended March 31, 2012 and the year ended December 31, 2011, the average outstanding aggregate unpaid principal balance for impaired loans was approximately $42.4 million and $54.1 million, respectively. For the three months ended March 31, 2012 and 2011, we recognized approximately $1.5 million and $1.7 million of interest income, respectively, related to impaired loans. For the three months ended March 31, 2012 and the year ended December 31, 2011, we did not recognize any cash basis interest income related to impaired loans. Although no specific allowance was allocated on impaired loans as of March 31, 2012 and December 31, 2011, we did charge-off approximately $276,000 against the allowance for loan losses associated with repayment of one impaired loan during 2011.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of March 31, 2012 and December 31, 2011, our loans were classified as follows:

	March 31,	December 31,
	2012	2011
Level 1	$349,371,000	$346,808,000
Level 2	2,168,000	2,166,000
Level 3	-	-
Total	$351,539,000	$348,974,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party. We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses during the three months ended March 31, 2012 and the year ended December 31, 2011, which is offset against mortgage notes receivable:

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2012	2011

Balance, beginning of year	$11,075,000	$7,336,000
Provision for loan losses	140,000	4,015,000
Charge-offs	-	(276,000)
Balance, end of period	$11,215,000	$11,075,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of March 31, 2012 and December 31, 2011, we have no loan modifications that are classified as troubled debt restructurings.

E. Line-of-Credit

On September 21, 2009, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, the Partnership entered into a Loan and Security Agreement (the “Loan Agreement”) with Wesley J. Brockhoeft, an unaffiliated individual (the “Lender”), pursuant to which the Lender provided the Partnership with a revolving credit facility in the maximum principal amount of $15 million (the “Brockhoeft Credit Facility”). The interest rate on the Brockhoeft Credit Facility is equal to 10% per annum. Accrued interest on the outstanding principal amount of the Brockhoeft Credit Facility is payable monthly. The Brockhoeft Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets. In consideration of the Lender originating the Brockhoeft Credit Facility, the Partnership paid the Lender an origination fee in the amount of $300,000. On June 21, 2010, the Partnership entered into the First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”), pursuant to which the maturity date on the Brockhoeft Credit Facility was extended from September 20, 2010 to June 21, 2012. In consideration for amending the Brockhoeft Credit Facility, the Partnership paid the Lender an amendment fee in the amount of $150,000, which is being amortized over the life of the Brockhoeft Credit Facility. The Amended Loan Agreement also permitted the Partnership’s existing and future assets to secure our guaranty of a $15 million loan (the “UDF I – Brockhoeft Loan”) from the Lender, as agent for a group of lenders, to UDF I. In connection with the guaranty, we receive from UDF I a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. The Amended Loan Agreement also provides for cross-default of the Brockhoeft Credit Facility with the UDF I – Brockhoeft Loan. We believe that the interest rate and terms of the Brockhoeft Credit Facility and the Amended Loan Agreement are consistent with those offered by financial institutions.

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

The Partnership intends to utilize the Brockhoeft Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allows the Partnership to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Partnership intends to use the Brockhoeft Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments. Proceeds from the operations of the Partnership will be used to repay the Brockhoeft Credit Facility. As of March 31, 2012 and December 31, 2011, $15 million in principal was outstanding under the Brockhoeft Credit Facility. Interest expense associated with the Brockhoeft Credit Facility was approximately $374,000 and $370,000, respectively, for the three months ended March 31, 2012 and 2011.

F. Partners’ Capital

As of March 31, 2012, we had issued an aggregate of 18,456,941 units of limited partnership interest in the Primary Offering, DRIP and Secondary DRIP, consisting of 16,499,994 units issued to our limited partners pursuant to the Primary Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to our limited partners pursuant to our DRIP in exchange for gross proceeds of approximately $14.3 million, and 1,558,924 units of limited partnership interest issued to our limited partners pursuant to our Secondary DRIP in exchange for gross proceeds of approximately $31.2 million, less 318,237 units of limited partnership interest that we had repurchased pursuant to our unit redemption program for approximately $6.4 million.

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

For the three months ended March 31, 2012, we have made the following distributions to our limited partners:

Period Ended	Date Paid	Distribution Amount
December 31, 2011	January 23, 2012	$3,030,091
January 31, 2012	February 23, 2012	3,036,865
February 29, 2012	March 22, 2012	2,847,457
		$8,914,413

For the three months ended March 31, 2012, we paid distributions of $8,914,413 ($6,305,814 in cash and $2,608,599 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $7,403,226. For the three months ended March 31, 2011, we paid distributions of $8,554,457 ($5,823,415 in cash and $2,731,042 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $5,363,435. For the period from our inception through March 31, 2012, we paid distributions of approximately $133.4 million (approximately $87.9 million in cash and approximately $45.5 million in limited partnership units pursuant to our DRIP and Secondary DRIP), as compared to cumulative cash flows from operations of approximately $158.6 million and cumulative net income of approximately $159.9 million.

The distributions paid during the three months ended March 31, 2012 and 2011, along with the amount of distributions reinvested pursuant to our Secondary DRIP and the sources of our distributions were as follows:

	Three Months Ended March 31,
	2012		2011
Distributions paid in cash	$6,305,814		$5,823,415
Distributions reinvested	2,608,599		2,731,042
Total distributions	$8,914,413		$8,554,457
Source of distributions:
Cash from operations	$8,914,413	(100)%	$8,554,457	(100)%
Total sources	$8,914,413	(100)%	$8,554,457	(100)%

G. Operational Compensation

The general partner receives Placement Fees of 3% of the net amount available for investment in mortgages for fees and expenses associated with the selection and origination of mortgages, including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by the Partnership. The general partner also receives mortgage servicing fees of 0.25% of the aggregate outstanding loan balance held by the Partnership (the “Mortgage Servicing Fee”) for services rendered in connection with the servicing of Partnership loans.

The general partner also receives a “carried interest,” which is an equity interest in us to participate in all distributions, other than distributions attributable to our general partner’s promotional interest, of cash available for distribution (as described below) and net proceeds from a capital transaction that are distributable under the distribution priority for net proceeds from a capital transaction described below. If our general partner enters into commitments to investments in mortgages in excess of 82% of the gross proceeds of our public offering of our units of limited partnership interest, our general partner will be entitled to a carried interest equal to (a) 1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross proceeds of the Offering (or if commitments to investments in mortgages are above 82% but no more than 84.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 82%), (b) 1% for the next 2% of additional commitments to investments in mortgages above 84.5% of the gross proceeds of the Offering (or if commitments to investments in mortgages are above 84.5% but no more than 86.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 84.5%) and (c) 1% for each additional 1% of additional commitments to investments in mortgages above 86.5% of the gross proceeds of the Offering (or a fractional percentage equal to the fractional amount of any 1% of additional commitments to investments in mortgages). By way of illustration, if 85.5% of the gross proceeds of the Offering are committed to investments in mortgages, then our general partner would be entitled to a carried interest of 1.5% (1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross proceeds of the Offering and 0.5% for the next 1% of additional commitments to investments in mortgages above 84.5% of the gross proceeds of the Offering) of any amount otherwise distributable to the limited partners after deduction of any promotional interest payable to our general partner.

Cash available for distribution represents the cash funds received by the Partnership from operations (other than net proceeds from a capital transaction) that produces proceeds from (i) the repayment of principal or prepayment of a mortgage to the extent classified as a return of capital for federal income tax purposes, (ii) the foreclosure, sale, exchange, condemnation, eminent domain taking or other disposition of a mortgage loan or of a property subject to a mortgage, or (iii) insurance or a guarantee with respect to a mortgage, including, without limitation, interest, points, revenue participations in property appreciation and interest or dividends from interim investments or proceeds from borrowings, if appropriate, less all cash used to pay Partnership expenses and debt payments and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with our public offering of our units of limited partnership interest).

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

H. Unit Redemption Program

Limited partners who have held their units for at least one year may request that the Partnership repurchase their units. A limited partner wishing to have units repurchased must mail or deliver in writing a request to the Partnership indicating such desire. However, effective June 30, 2009, in order to conserve cash and in response to increasing requests for redemptions, we limited our redemptions primarily to those requested as a result of death, disability and exigent circumstances, to the extent our general partner determines there are sufficient funds to redeem units. No units were redeemed from May 2010 through March 2012. In April 2012, our general partner approved and the Partnership redeemed approximately 12,450 units as a result of the deaths of limited partners for $249,000 (an average repurchase price of approximately $20.00 per unit).

Prior to October 15, 2010, the purchase price of repurchased units, except as described below for redemptions upon the death of a limited partner, was equal to (i) 92% of the purchase price actually paid for any units held less than two years, (ii) 94% of the purchase price actually paid for any units held for at least two years but less than three years, (iii) 96% of the purchase price actually paid for any units held for at least three years but less than four years, (iv) 98% of the purchase price actually paid for any units held for at least four years but less than five years, and (v) the lesser of the purchase price actually paid for any units held at least five years or the then-current fair market value of the units, as determined by the most recent annual valuation of units. The purchase price for units redeemed upon the death of a limited partner was the lesser of (i) the price such limited partner actually paid for the units or (ii) $20.00 per unit; provided, however, that the aggregate annual redemptions for all deceased limited partners was not to exceed 1% of units outstanding in the preceding 12-month period.

In April 2012, our general partner determined that the Partnership has sufficient excess cash from operations to repurchase some units as a result of the deaths of limited partners; however, as stated below, our general partner will determine from time to time whether the Partnership has sufficient excess cash from operations to repurchase units, and there is no guarantee that the Partnership will repurchase any additional units in the future. As a result of the requirement to determine an estimated value of our units, the method for determining the purchase price for current and future redeemed units has been revised. Except as described below for redemptions upon the death of a limited partner, the purchase price for the redeemed units, for the period beginning after a limited partner has held the units for a period of one year, will be (i) 92% of the Estimated Unit Value (as defined below) for any units held less than two years, (ii) 94% of the Estimated Unit Value for any units held for at least two years but less than three years, (iii) 96% of the Estimated Unit Value for any units held at least three years but less than four years, (iv) 98% of the Estimated Unit Value for any units held at least four years but less than five years; and (v) 100% of the Estimated Unit Value for any units held at least five years. The price the Partnership will pay for redeemed units will be offset by any net proceeds from capital transactions previously distributed to the redeeming limited partner in respect of such units as a return of his or her capital contributions.  In addition, the purchase price for units redeemed upon the death of a limited partner will be 100% of the Estimated Unit Value, with the aggregate annual number of units redeemed upon death of a limited partner not to exceed 1% of units outstanding in the preceding twelve-month period. The price the Partnership will pay for units redeemed upon the death of a limited partner will be offset by any net proceeds from capital transactions previously distributed to the deceased limited partner, or his or her estate, in respect of such units as a return of capital contributions. For purposes of establishing the redemption price per unit, “Estimated Unit Value” shall mean the most recently disclosed reasonable estimated value of the Partnership’s units of limited partnership interest as determined by our general partner. On March 6, 2012, our general partner determined the most recent Estimated Unit Value to be $20.00 per unit, which will be used as the Estimated Unit Value until such time as our general partner provides a new estimated value of the Partnership’s units of limited partnership interest.

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

The Partnership complies with the Distinguishing Liabilities from Equity topic of the FASB ASC, which requires, among other things, that financial instruments that represent a mandatory obligation of the Partnership to repurchase limited partnership units be classified as liabilities and reported at settlement value. We believe that limited partnership units tendered for redemption by the unit holder under the Partnership’s unit redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our general partner. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of March 31, 2012, we did not have any approved redemption requests included in our liabilities.

The following table summarizes the redemption activity for the three months ended March 31, 2012 and the year ended December 31, 2011. The amounts presented are in total units:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Balance, beginning of period	719,000	508,000
Redemption requests received	29,000	217,000
Redemption requests cancelled	-	(6,000)
Units redeemed	-	-
Balance, end of period	748,000	719,000

I. Commitments and Contingencies

From time to time, the Partnership enters into guarantees of debtor’s borrowings and provides credit enhancements for the benefit of senior lenders in connection with the Partnership’s debtors and investments in partnerships (collectively referred to as “guarantees”), and account for such guarantees in accordance with FASB ASC 460-10, Guarantees. Guarantees generally have fixed expiration dates or other termination clauses and may require payment of a fee by the debtor. A guarantee involves, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The Partnership’s exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the guarantee.

In February 2009, the Partnership deposited $1.5 million into a money market account (the “Deposit Account”) with LegacyTexas Bank (“LegacyTexas”) for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending Company, L.P., a Delaware limited partnership (“UMTH Lending”). UMTH Lending and the Partnership’s general partner are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both UMTH Lending and the Partnership’s general partner. The Partnership provided LegacyTexas a security interest in the Deposit Account as further collateral for a loan (the “UMTH Lending Loan”) obtained by UMTH Lending from LegacyTexas. In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In November 2010, UMTH Lending refinanced the UMTH Lending Loan with United Texas Bank (“UTB”). In conjunction with this refinance, the Partnership deposited $1.5 million into a deposit account (the “UTB Deposit Account”) with UTB for the purpose of providing collateral to UTB for the benefit of UMTH Lending. The UTB Deposit Account replaced the Deposit Account previously established with LegacyTexas.  The Partnership provided the UTB Deposit Account as further collateral for a loan obtained by UMTH Lending from UTB (the “UTB-UMTH Lending Loan”). In consideration for providing the Deposit Account and UTB Deposit Account (collectively, the “UMTH Lending Deposit Accounts”) as collateral for the UMTH Lending Loan and the UTB-UMTH Lending Loan (collectively, the “UMTH Lending Loans”), UMTH Lending agreed to pay the Partnership a fee equal to 3% per annum of the amount outstanding in the UMTH Lending Deposit Accounts, paid in 12 monthly installments for each year that the UMTH Lending Deposit Accounts secure the UMTH Lending Loans. The UTB Deposit Account is included as restricted cash on the Partnership’s balance sheet. The fee is included in mortgage and transaction service revenues – related party income (see Note K for further discussion).

In August 2009, the Partnership entered into a guaranty (the “TCB Guaranty”) with Texas Capital Bank, National Association (“Texas Capital”), by which the Partnership guaranteed the repayment of up to $5 million owed to Texas Capital Bank with respect to that certain promissory note between UMT Home Finance, L.P., a Delaware limited partnership (“UMT Home Finance”), and Texas Capital. UMT Home Finance is a wholly-owned subsidiary of UMT. An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the TCB Guaranty, the Partnership entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay the Partnership annually, in advance, an amount equal to 1% of the Partnership’s maximum exposure under the TCB Guaranty (i.e., $50,000 per annum).  These fees are included in the Partnership’s mortgage and transaction service revenues – related party income (see Note K for further discussion).

In April 2010, the Partnership entered into a guaranty (the “UDF IV HF Guaranty”) for the benefit of Community Trust Bank of Texas (“CTB”), pursuant to which the Partnership guaranteed the repayment of up to $6 million owed to CTB with respect to a revolving line of credit loan between UDF IV Home Finance, L.P., a Delaware limited partnership (“UDF IV Home Finance”), and CTB.   UDF IV Home Finance is a wholly owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UDF IV HF Guaranty, the Partnership entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay the Partnership an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum).  The fee is to be paid in 12 equal monthly installments and is included in the Partnership’s mortgage and transaction service revenues – related party income (see Note K for further discussion).

In April 2010, the Partnership entered into a guaranty (the “UMT 15th Street Guaranty”) for the benefit of CTB, pursuant to which the Partnership guaranteed the repayment of up to $1.6 million owed to CTB with respect to a loan between UMT 15th Street, L.P., a Delaware limited partnership (“UMT 15th Street”), and CTB.  UMT 15th Street is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UMT 15th Street Guaranty, the Partnership entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.  The fee is included in mortgage and transaction service revenues – related party income (see Note K for further discussion).

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, the Partnership provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of the Partnership’s existing and future assets. The Partnership’s general partner serves as the asset manager for UDF I.  In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In consideration of the Partnership’s secured guaranty, commencing July 31, 2010, UDF I agreed to pay the Partnership a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. These fees are included in the Partnership’s mortgage and transaction service revenues – related party income (see Note K for further discussion).

In August 2010, the Partnership entered into a guaranty (the “UDF IV Acquisitions Guaranty”) for the benefit of CTB, pursuant to which the Partnership guaranteed the repayment of up to $8 million owed to CTB with respect to a revolving line of credit loan between UDF IV Acquisitions, L.P., a Delaware limited partnership (“UDF IV Acquisitions”), and CTB.  UDF IV Acquisitions is a wholly owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UDF IV Acquisitions Guaranty, the Partnership entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month.  This fee is included in the Partnership’s mortgage and transaction service revenues – related party income (see Note K for further discussion).

In December 2010, the Partnership entered into a guaranty (the “UDF IV Finance II Guaranty”) for the benefit of The F&M Bank and Trust Company (“F&M”), pursuant to which the Partnership guaranteed the repayment of up to $7.5 million owed to F&M with respect to a loan between UDF IV Finance II, L.P., a Delaware limited partnership (“UDF IV Finance II”), and F&M.  UDF IV Finance II is a wholly owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UDF IV Finance II Guaranty, the Partnership entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month.  This fee is included in the Partnership’s mortgage and transaction service revenues – related party income (see Note K for further discussion).

In May 2011, the Partnership entered into a guaranty (the “UMT HF III Guaranty”) for the benefit of Veritex Community Bank, National Association (“Veritex”), pursuant to which the Partnership guaranteed the repayment of up to $4.3 million owed to Veritex with respect to a loan between UMT Home Finance III, L.P., a Delaware limited partnership (“UMT HF III”), and Veritex. UMT HF III is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT HF III Guaranty, the Partnership entered into a letter agreement with UMT HF III which provides for UMT HF III to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.  The fee is included in mortgage and transaction service revenues – related party income (see Note K for further discussion).

In August 2011, the Partnership entered into a guaranty (the “UMT HF II Guaranty”) for the benefit of First Financial Bank, N.A. (“FFB”), pursuant to which the Partnership guaranteed the repayment of up to $250,000 owed to FFB with respect to a loan between UMT Home Finance II, L.P., a Delaware limited partnership (“UMT HF II”), and FFB. UMT HF II is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT HF II Guaranty, the Partnership entered into a letter agreement with UMT HF II which provides for UMT HF II to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. The fee is included in mortgage and transaction service revenues – related party income (see Note K for further discussion).

In October 2011, the Partnership entered into a guaranty (the “UMT HF II Green Bank Guaranty”) for the benefit of Green Bank, N.A. (“Green Bank”), pursuant to which the Partnership guaranteed the repayment of up to $5 million owed to Green Bank with respect to a loan between UMT HF II and Green Bank. UMT HF II is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT. In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT HF II Green Bank Guaranty, the Partnership entered into a letter agreement with UMT HF II which provides for UMT HF II to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. The fee is included in mortgage and transaction service revenues – related party income (see Note K for further discussion).

As of March 31, 2012, we had 14 outstanding guarantees, including: (1) 13 limited repayment guarantees with total credit risk to us of approximately $65.4 million, of which approximately $45.7 million has been borrowed against by the debtor and (2) one letter of credit issued on behalf of a borrower with total credit risk to us of approximately $400,000, of which no amount has been borrowed against by the debtor.

As of December 31, 2011, we had 14 outstanding guarantees, including: (1) 13 limited repayment guarantees with total credit risk to us of approximately $65.4 million, of which approximately $47.8 million had been borrowed against by the debtor and (2) one letter of credit issued on behalf of a borrower with total credit risk to us of approximately $400,000, of which no amount had been borrowed against by the debtor.

As of March 31, 2012, we had originated 60 loans, including 31 loans that have been repaid in full by the respective borrower, totaling approximately $538.1 million. We had approximately $34.9 million of commitments to be funded, including approximately $12.2 million of commitments for mortgage notes receivable – related party and $9.5 million for participation interest – related party. For the three months ended March 31, 2012, we did not originate or purchase any loans, sell any loan participations, nor acquire any additional participation interests.

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

J. General and Administrative Expenses

General and administrative expenses and general and administrative expenses – related party of the Partnership are summarized in the following charts:

	For the Three Months Ended
	March 31,
General and administrative expenses	2012	2011
Investor relations	$77,000	$81,000
Professional fees	47,000	73,000
Other	61,000	50,000
Total general and administrative expenses	$185,000	$204,000

	For the Three Months Ended
	March 31,
General and administrative expenses –related party	2012	2011

Amortization of Placement Fees	$305,000	$304,000
Mortgage Servicing Fee	239,000	213,000
Amortization of debt placement fees	6,000	6,000
Operating Reimbursement Expense (1)	138,000	141,000
Total general and administrative expenses – related party	$688,000	$664,000

(1)	As defined in Note K.

K. Related Party Transactions

As of March 31, 2012, we have approximately $52.8 million of mortgage notes receivables – related party, consisting of 7 related party loans, and one participation interest – related party totaling approximately $66.1 million. Mortgage notes receivables – related party and participation interest – related party represent approximately 33% of our total assets. As of March 31, 2012, we have approximately $6.0 million of accrued interest receivable – related party, and we have paid our general partner approximately $10.1 million for acquisition and origination fee expenses associated with the mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party. For the three months ended March 31, 2012, we recognized approximately $4.0 million and $213,000 for interest income – related party and mortgage and transaction service revenues – related party, respectively. We also recognized approximately $688,000 of general and administrative expenses – related party for the three months ended March 31, 2012. As of March 31, 2012, we had nine outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $52.7 million, of which approximately $35.5 million has been borrowed against by the debtor.

As of December 31, 2011, we have approximately $52.0 million of mortgage notes receivables – related party, consisting of 7 related party loans, and one participation interest – related party totaling approximately $66.2 million. Mortgage notes receivables – related party and participation interest – related party represent approximately 33% of our total assets. As of December 31, 2011, we have approximately $2.8 million of accrued interest receivable – related party, and we have paid our general partner approximately $10.0 million for acquisition and origination fee expenses associated with the mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party. For the year ended December 31, 2011, we recognized approximately $15.2 million and $1.0 million for interest income – related party and mortgage and transaction service revenues – related party, respectively. We also recognized approximately $2.7 million of general and administrative expenses – related party for the year ended December 31, 2011. As of December 31, 2011, we had nine outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $52.7 million, of which approximately $37.1 million has been borrowed against by the debtor.

Land Development and certain of its affiliates receive fees in connection with the acquisition and management of the assets and reimbursement of costs of the Partnership.

We reimburse UMTH General Services, L.P. (“General Services”), a Delaware limited partnership, for operating expenses incurred by General Services in assisting Land Development in our management (the “Operating Expense Reimbursement”). General Services and Land Development are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both General Services and the Land Development.

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

For services rendered in connection with the servicing of our loans, we incur a monthly Mortgage Servicing Fee payable to Land Development equal to one-twelfth of 0.25% of our aggregate outstanding development mortgage notes receivable balance as of the last day of the month. Such fees are included in general and administrative – related party expenses. The unpaid portion of such fees is included in accrued liabilities – related party on our balance sheet.

On September 21, 2009, the Partnership entered into the $15 million Brockhoeft Credit Facility with the Lender (as discussed in Note E).  In conjunction with the Brockhoeft Credit Facility, the Partnership paid UMTH Funding Services, L.P. (“Funding Services”), a Delaware limited partnership, a debt placement fee equal to 1% ($150,000) of the Brockhoeft Credit Facility, which is being amortized over the term of the Brockhoeft Credit Facility. Funding Services and the Partnership’s general partner are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both Funding Services and Land Development.

An affiliate of Land Development serves as the advisor to UMT and UDF IV.  Land Development serves as the asset manager of UDF I and UDF IV.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the three months ended March 31, 2012 and 2011. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Three Months Ended
		March 31,
Payee	Purpose	2012		2011
Land Development
	Placement Fees	$82,000	12%	$-	-
	Promotional Interest	479,000	68%	150,000	100%
	Carried Interest	49,000	7%	-	-
	Mortgage Servicing Fee	88,000	13%	-	-
General Services
	Operating Reimbursement Expense	-	-	-	-
Total Payments		$698,000	100%	$150,000	100%

The chart below summarizes general and administrative – related party expense for the three months ended March 31, 2012 and 2011. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Three Months Ended
	March 31,
General and administrative expense – related party	2012		2011

Amortization of Placement Fees	$305,000	44%	$304,000	46%
Mortgage Servicing Fee	239,000	35%	213,000	32%
Amortization of debt placement fees	6,000	1%	6,000	1%
Operating Reimbursement Expense	138,000	20%	141,000	21%
Total general and administrative expense – related party	$688,000	100%	$664,000	100%

Mortgage Notes Receivable – Related Party

UDF PM Note

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I (“UDF PM”), in the principal amount of approximately $6.4 million (the “UDF PM Note”), and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the UDF PM Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. Our general partner serves as the asset manager for UDF I. The UDF PM Note, which bears an interest rate of 15% per annum, is initially collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and, per the First Amendment to Secured Promissory Note, matures on September 4, 2012. In determining whether to modify the UDF PM Note, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In connection with the UDF PM Note, UDF PM agreed to pay us commitment fees equal to 3% of each advance on the note, or $187,500. We did not recognize any commitment fee income in connection with the UDF PM Note for the three months ended March 31, 2012 or 2011. For the three months ended March 31, 2012 and 2011, we recognized approximately $155,000 and $290,000, respectively, of interest income – related party related to the UDF PM Note. Approximately $4.0 million and $4.2 million is included in mortgage notes receivable – related party as of March 31, 2012 and December 31, 2011, respectively. Approximately $29,000 and $17,000 is included in accrued interest receivable – related party as of March 31, 2012 and December 31, 2011, respectively.

UDF X Note

In November 2007, we originated a secured promissory note to United Development Funding X, L.P., a Delaware limited partnership and wholly-owned subsidiary of our general partner (“UDF X”), in the principal amount of approximately $70 million (the “UDF X Note”), and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the UDF X Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. Our general partner serves as the asset manager for UDF I. In August 2008, we amended the UDF X Note to reduce the commitment amount to $25 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The UDF X Note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2013, as amended. In connection with the UDF X Note, UDF X agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $751,000. For the three months ended March 31, 2012 and 2011, approximately $41,000 in commitment fee income is included in mortgage and transaction service revenues – related party. For the three months ended March 31, 2012 and 2011, we recognized approximately $855,000 and $785,000, respectively, of interest income – related party related to the UDF X Note. Approximately $22.9 million and $22.7 million is included in mortgage notes receivable – related party as of March 31, 2012 and December 31, 2011, respectively. Approximately $1.1 million and $288,000 is included in accrued interest receivable – related party as of March 31, 2012 and December 31, 2011, respectively.

UDF NP Loan

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I, in the principal amount of approximately $6 million (the “UDF NP Loan”), and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  Our general partner serves as the asset manager for UDF I. In December 2008, UDF Northpointe, LLC was purchased by an unrelated third party, who thus assumed the UDF NP Loan. In May 2009, UDF Northpointe, LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by special warranty deed to UDF Northpointe II, L.P. (“Northpointe II”), a subsidiary of UDF I.  Concurrent with this assignment, UDF Northpointe, LLC entered into a contract for deed with Northpointe II whereby UDF Northpointe, LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to UDF Northpointe, LLC. The secured promissory note, which bears an interest rate of 12% per annum, is initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas and was payable on December 28, 2010, but the maturity date was extended to December 28, 2013 pursuant to a modification agreement effective as of June 30, 2011 which increased the UDF NP Loan to a maximum of $15 million, pursuant to a second secured promissory note in the principal amount of $9 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note. For the three months March 31, 2012 and 2011, we recognized approximately $353,000 and $301,000 of interest income – related party related to this loan. Approximately $12.1 million and $11.6 million is included in mortgage notes receivable – related party associated with the UDF NP Loan as of March 31, 2012 or December 31, 2011, respectively. There was no balance in accrued interest receivable – related party associated with this loan as of March 31, 2012 or December 31, 2011.

UDF LOF Note

In August 2008, we originated a secured revolving line of credit to UDF LOF in the principal amount of up to $25 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”).  The general partner of UDF LOF is a wholly-owned subsidiary of our general partner, and our general partner serves as the asset manager for UDF LOF. The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a lien of all of UDF LOF’s existing and future acquired assets. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the UDF LOF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. In August 2011, we amended the UDF LOF Note to reduce the commitment amount to $10 million and extend the maturity date from August 20, 2011 to August 20, 2013. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In January 2010, the balance of the UDF LOF Note was paid in full, although UDF LOF still has the ability to draw on the UDF LOF Note until it matures. In connection with this note, UDF LOF agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $587,000. We did not recognize any commitment fee income related to the UDF LOF Note for the three months ended March 31, 2012. For the three months ended March 31, 2011, approximately $54,000 in commitment fee income is included in mortgage and transaction service revenues – related party. We did not recognize any interest income – related party related to the UDF LOF Note for the three months ended March 31, 2012 or 2011. There was no balance in mortgage notes receivable – related party or accrued interest receivable – related party associated with the UDF LOF Note as of March 31, 2012 or December 31, 2011.

BCH Note

In August 2008, we originated a secured promissory note with Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), in the principal amount of $2.5 million (the “BCH Note”).  Our general partner has a minority partner interest in Buffington Capital.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the BCH Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Capital.  Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital merged into Buffington Signature Homes, LLC (“Buffington Signature”), which is ultimately owned and controlled by Buffington Homebuilding Group, LTD, a Texas limited partnership (“BHG”).  Our general partner has a minority limited partnership interest in BHG.  As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, Buffington Signature succeeded to all the rights, responsibilities and obligations of Buffington Capital under the BCH Note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.  Buffington Signature’s payment and performance of the BCH Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Second Amendment to Loan Agreement dated August 12, 2010, matured on August 12, 2011 with no balance outstanding on the note. The BCH Note was repaid in full in April 2010, although Buffington Signature still had the ability to draw on the BCH Note until it matured. We did not recognize any interest income – related party related to the BCH Note for the three months ended March 31, 2012 or 2011. There was no balance in mortgage notes receivable – related party or accrued interest receivable – related party associated with the BCH Note as of March 31, 2012 or December 31, 2011.

BTC Note

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2 million (the “BTC Note”).  Our general partner has a minority partner interest in Buffington Classic.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the BTC Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances.  The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic.  Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital merged into Buffington Texas Classic Homes, LLC (“BTC LLC”), which is ultimately owned and controlled by BHG.  Our general partner has a minority limited partnership interest in BHG.  As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, BTC LLC succeeded to all the rights, responsibilities and obligations of Buffington Classic under the BTC Note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. BTC LLC’s payment and performance of the BTC Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Third Amendment to Loan Agreement dated August 21, 2011, is payable on August 21, 2012. We did not recognize any interest income – related party related to the BTC Note for the three months ended March 31, 2012 or 2011. There was no balance in mortgage notes receivable – related party or accrued interest receivable – related party associated with the BTC Note as of March 31, 2012 or December 31, 2011.

HTC Loan

Effective December 2008, we modified a secured promissory note evidencing a loan (the “HTC Loan”) in the principal amount of approximately $8.1 million that it had originated with UDF I in December 2006 in the principal amount of approximately $6.9 million. Our general partner serves as the asset manager for UDF I. In connection with the origination of such promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating the HTC Loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. UDF I’s obligations under the HTC Loan are initially secured by a first lien deed of trust filed on 190 entitled single-family home lots located in Thornton, Colorado. The HTC Loan bears interest at a base rate equal to 12% per annum and interest payments are due monthly.  Effective June 30, 2011, the HTC Loan was increased to a maximum of $12.8 million, pursuant to a second secured promissory note in the principal amount of $4.7 million. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note. The HTC Loan had an initial maturity date of December 31, 2011, but was extended to June 30, 2012 pursuant to a fourth amendment to secured promissory note effective as of June 30, 2011. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. For the three months ended March 31, 2012 and 2011, we recognized approximately $382,000 and $332,000, respectively, of interest income – related party related to the HTC Loan. Approximately $13.1 million and $12.6 million is included in mortgage notes receivable – related party as of March 31, 2012 and December 31, 2011, respectively, related to the HTC Loan. There was no balance in accrued interest receivable – related party associated with the HTC Loan as of March 31, 2012 or December 31, 2011.

OU Land Note

In July 2009, we originated a secured promissory note to OU Land Acquisitions, L.P., a Texas limited partnership and wholly-owned subsidiary of UDF I (“OU Land”), in the principal amount of approximately $2.0 million (the “OU Land Note”), and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the OU Land Note is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. Our general partner serves as the asset manager for UDF I.  The OU Land Note, which bore an interest rate of 15% per annum, was collateralized by a first lien on 56 acres of land located in Houston, Texas and was payable on June 14, 2010, but remained outstanding as of December 31, 2010.  In January 2011, the OU Land Note was paid off upon a sale of the underlying collateral. We did not recognize any interest income – related party related to the OU Land Note for the three months ended March 31, 2012. For the three months ended March 31, 2011, we recognized approximately $22,000 of interest income – related party related to the OU Land Note. There was no balance in mortgage notes receivable – related party or accrued interest receivable – related party associated with the OU Land Note as of March 31, 2012 or December 31, 2011.

UDF TX One Note

In November 2010, we assumed a secured promissory note to UDF TX One, L.P., a Texas limited partnership and wholly owned subsidiary of UDF I (“UDF TX One”), in the principal amount of $8.0 million (the “UDF TX One Note”). Our general partner serves as the asset manager for UDF I.  In connection with the origination of the UDF TX One Note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the UDF TX One Note is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  The UDF TX One Note, which bore an interest rate of 9.55% per annum, was collateralized by finished lots in Douglas County, Colorado and was payable on January 31, 2011. The UDF TX One Note was paid in full in January 2011. We did not recognize any interest income – related party related to the UDF TX One Note for the three months ended March 31, 2012. For the three months ended March 31, 2011, we recognized approximately $200 of interest income – related party related to the UDF TX One Note. There was no balance in mortgage notes receivable – related party or accrued interest receivable – related party associated with the UDF TX One Note as of March 31, 2012 or December 31, 2011.

Ash Creek Note

In April 2011, we originated an unsecured promissory note to UDF Ash Creek, L.P. (the “Ash Creek Note”), a Delaware limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of $50,000, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the Ash Creek Note is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. Our general partner serves as the asset manager for UDF I. The Ash Creek Note, which bears interest at a base rate equal to 15% per annum, was originally payable on December 5, 2011. Effective December 5, 2011, we entered into an extension agreement with the borrower pursuant to which the maturity date of the Ash Creek Note was extended to December 21, 2012. The Ash Creek Note is secured by a second lien deed of trust. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. For the three months ended March 31, 2012, we recognized approximately $1,900 of interest income – related party related to the Ash Creek Note. We did not recognize any interest income – related party related to this note for the three months ended March 31, 2011. Approximately $50,000 is included in mortgage notes receivable – related party associated with the Ash Creek Note as of both March 31, 2012 and December 31, 2011. Approximately $7,400 and $5,600 is included in accrued interest receivable – related party associated with the Ash Creek Note as of March 31, 2012 and December 31, 2011, respectively.

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

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and we will participate in the control and management of the UMT Loan. The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  The UMT Loan interest rate is the lower of 14% per annum or the highest rate allowed by law.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code of 1986, as amended, to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I. For the three months ended March 31, 2012 and 2011, we recognized approximately $2.3 million and $2.0 million, respectively, of interest income – related party related to this Economic Interest Participation Agreement. Approximately $4.6 million and $2.3 million is included in accrued interest receivable – related party as of March 31, 2012 and December 31, 2011, respectively.

The UMT Loan is subordinate to the UDF I – Brockhoeft Loan. As of both March 31, 2012 and December 31, 2011, approximately $65.5 million in assets related to the Economic Interest Participation Agreement is included in participation interest – related party.

Loan Participations Sold to Related Parties

From inception through March 31, 2012, we have entered into 8 loan participation agreements with related parties whereby a related party has purchased a participation interest in a mortgage investment that we have originated. As of March 31, 2012, 6 of these agreements remain outstanding.

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

Effective March 2010, we entered into two Participation Agreements (collectively, the “BCH and BTC Participation Agreements”) with UDF IV pursuant to which UDF IV purchased a participation interest in the BCH Note and the BTC Note (collectively, the “Lot Inventory Loans”). Our general partner serves as the asset manager of UDF IV. We obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances.  Pursuant to the BCH and BTC Participation Agreements, UDF IV will participate in the Lot Inventory Loans by funding our lending obligations under the Lot Inventory Loans. The BCH and BTC Participation Agreements give UDF IV the right to receive repayment of all principal and accrued interest relating to amounts funded by them under the BCH and BTC Participation Agreements. UDF IV’s participation interest is repaid as Buff Homes repays the Lot Inventory Loans. For each loan originated, Buff Homes is required to pay interest monthly and to repay the principal advanced no later than 12 months following the origination of the loan. The BCH Note matured in August 2011, was paid in full and was not renewed, and the BTC Note, as amended, matures in August 2012. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

As of March 31, 2012 and December 31, 2011, we did not have an outstanding balance in mortgage notes receivable – related party or accrued interest receivable – related party associated with the BCH Note or the BTC Note. As of March 31, 2012 and December 31, 2011, UDF IV had a participation interest associated with the BCH and BTC Participation Agreements of approximately $221,000 and $246,000, respectively. The UDF IV participation interest is not included on our balance sheet.

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

As of March 31, 2012 and December 31, 2011, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the TR II Finished Lot Note. As of both March 31, 2012 and December 31, 2011, UDF IV had a participation interest associated with the TR II Finished Lot Participation of approximately $2.7 million. The UDF IV participation interest is not included on our balance sheet.

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

As of March 31, 2012 and December 31, 2011, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the TR Paper Lot Note. As of both March 31, 2012 and December 31, 2011, UDF IV had a participation interest associated with the TR Paper Lot Participation of approximately $9.2 million. The UDF IV participation interest is not included on our balance sheet.

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

Effective May 2011, we entered into a loan participation agreement with UDF LOF pursuant to which UDF LOF purchased a participation interest (the “Luckey Ranch Participation”) in the Luckey Ranch Note. The general partner of UDF LOF is a wholly-owned subsidiary of our general partner, and our general partner serves as the asset manager for UDF LOF. We obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances.  Pursuant to the Luckey Ranch Participation, UDF LOF is entitled to receive repayment of its participation in the outstanding principal amount of the Luckey Ranch Note, plus its proportionate share of accrued interest thereon, over time as the borrower repays the Luckey Ranch Note.

As of March 31, 2012, we had an outstanding balance in mortgage notes receivable and accrued interest receivable of approximately $99,000 and $17,000, respectively, associated with the Luckey Ranch Note. As of December 31, 2011, we had an outstanding balance in mortgage notes receivable and accrued interest receivable of approximately $99,000 and $13,000, respectively, associated with the Luckey Ranch Note. As of both March 31, 2012 and December 31, 2011, UDF LOF had a participation interest associated with the Luckey Ranch Participation of approximately $824,000. The UDF LOF participation interest is not included on our balance sheet. For the three months ended March 31, 2012, we recognized approximately $15,000 of interest income associated with the Luckey Ranch Note.

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

As of March 31, 2012 and December 31, 2011, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the Buffington Brushy Creek Note. As of March 31, 2012 and December 31, 2011, UDF LOF had a participation interest associated with the Brushy Creek Participation of approximately $580,000 and $619,000, respectively. The UDF LOF participation interest is not included on our balance sheet.

CTMGT Note

In December 2007, we originated a $25 million secured promissory note (the “CTMGT Note”) with CTMGT, LLC, an unaffiliated Texas limited liability company and its subsidiaries, who are co-borrowers of the CTMGT Note. The CTMGT Note was subsequently amended to $50 million pursuant to an amendment entered into in July 2008 and to $64.5 million pursuant to an amendment entered into in November 2011. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The CTMGT Note is a co-investment loan secured by multiple investments. These investments are cross-collateralized and are secured by collateral-sharing arrangements in second liens covering finished lots and entitled land, pledges of the ownership interests in the borrowing entities, and guaranties. The collateral-sharing arrangements with our affiliates and our borrowers allocate the proceeds of the co-investment collateral between us and our affiliates. Under these collateral-sharing arrangements for the CTMGT Note, we are entitled to receive 75% of collateral proceeds. In the event of a borrower’s bankruptcy, we are entitled to receive 100% of the collateral proceeds after payment of the senior lenders, ahead of payment to our affiliates.  The CTMGT collateral is located in multiple counties in the greater Dallas-Fort Worth area and surrounding counties. The interest rate on the CTMGT Note is 16.25%. Pursuant to the amendment entered into in November 2011, the CTMGT Note matures on July 1, 2012.

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

As of March 31, 2012, we had an outstanding balance in mortgage notes receivable and accrued interest receivable of approximately $40.5 million and $1.6 million, respectively, associated with the CTMGT Note. As of December 31, 2011, we had an outstanding balance in mortgage notes receivable of approximately $40.7 million associated with the CTMGT Note. As of December 31, 2011, we did not have an outstanding balance in accrued interest receivable associated with the CTMGT Note. For the three months ended March 31, 2012 and 2011, we recognized approximately $1.6 million and $2.0 million, respectively, of interest income associated with the CTMGT Note. As of March 31, 2012 and December 31, 2011, UDF LOF had a participation interest associated with the CTMGT Participation of approximately $16.7 million and $16.6 million, respectively. The UDF LOF participation interest is not included on our balance sheet.

Credit Enhancement Fees – Related Party

In February 2009, we deposited $1.5 million into the Deposit Account with LegacyTexas for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending. UMTH Lending and our general partner are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both UMTH Lending and our general partner. We provided LegacyTexas a security interest in the Deposit Account as further collateral for the UMTH Lending Loan obtained by UMTH Lending from LegacyTexas.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In November 2010, UMTH Lending refinanced the UMTH Lending Loan with UTB.  In conjunction with this refinance, we deposited $1.5 million into the UTB Deposit Account for the purpose of providing collateral to UTB for the benefit of UMTH Lending.  The UTB Deposit Account replaced the Deposit Account previously established with LegacyTexas.  We provided the UTB Deposit Account as further collateral for a loan obtained by UMTH Lending from UTB.  In consideration for providing the UMTH Lending Deposit Accounts as collateral for the UMTH Lending Loans, UMTH Lending agreed to pay us a fee equal to 3% per annum of the amount outstanding in the UMTH Lending Deposit Accounts, paid in 12 monthly installments for each year that the UMTH Lending Deposit Accounts secure the UMTH Lending Loans.   This fee of approximately $11,000 for each of the three months ended March 31, 2012 and 2011 is included in mortgage and transaction service revenues – related party income. The UTB Deposit Account is included as restricted cash on our balance sheet. For further discussion on the UMTH Lending Loans and UMTH Lending Deposit Accounts, see Note I.

In August 2009, in consideration for entering into the TCB Guaranty (as discussed in Note I), we entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the TCB Guaranty (i.e., $50,000 per annum). UMT Home Finance is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In conjunction with this agreement, no amount is included in mortgage and transaction service revenues – related party income for the three months ended March 31, 2012 and 2011.

In April 2010, in consideration of us entering into the UDF IV HF Guaranty (as discussed in Note I), we entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum). UDF IV Home Finance is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of our general partner serves as the advisor for UDF IV.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $15,000 is included in mortgage and transaction service revenues – related party income for each of the three months ended March 31, 2012 and 2011.

In April 2010, in consideration of us entering into the UMT 15th Street Guaranty (as discussed in Note I), we entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. UMT 15th Street is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $3,000 is included in mortgage and transaction service revenues – related party income for each of the three months ended March 31, 2012 and 2011.

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders (as discussed in Note I). As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of our existing and future assets. Our general partner serves as the asset manager for UDF I.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. This fee of approximately $108,000 and $113,000, respectively, is included in mortgage and transaction service revenues – related party income for the three months ended March 31, 2012 and 2011.

In August 2010, in consideration of us entering into the UDF IV Acquisitions Guaranty (as discussed in Note I), we entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month. UDF IV Acquisitions is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of our general partner serves as the advisor for UDF IV.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $14,000 and $9,000, respectively, is included in mortgage and transaction service revenues – related party income for the three months ended March 31, 2012 and 2011.

In December 2010, in consideration of us entering into the UDF IV Finance II Guaranty (as discussed in Note I), we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $7.5 million loan between UDF IV Finance II and F&M at the end of the month. UDF IV Finance II is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of our general partner serves as the advisor for UDF IV.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $15,000 and $14,000, respectively, is included in mortgage and transaction service revenues – related party income for the three months ended March 31, 2012 and 2011.

In May 2011, in consideration of us entering into the UMT HF III Guaranty (as discussed in Note I), we entered into a letter agreement with UMT HF III which provides for UMT HF III to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $4.3 million loan between UMT HF III and Veritex at the end of the month. UMT HF III is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $5,000 is included in mortgage and transaction service revenues – related party income for the three months ended March 31, 2012. No amount is included in mortgage and transaction service revenues – related party income for the three months ended March 31, 2011.

In August 2011, in consideration of us entering into the UMT HF II Guaranty (as discussed in Note I), we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the $250,000 loan between UMT HF II and FFB at the end of the month. UMT HF II is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $300 is included in mortgage and transaction service revenues – related party income for the three months ended March 31, 2012. No amount is included in mortgage and transaction service revenues – related party income for the three months ended March 31, 2011.

In October 2011, in consideration of us entering into the UMT HF II Green Bank Guaranty (as discussed in Note I), we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $5 million loan between UMT HF II and Green Bank at the end of the month. UMT HF II is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $300 is included in mortgage and transaction service revenues – related party income for the three months ended March 31, 2012. No amount is included in mortgage and transaction service revenues – related party income for the three months ended March 31, 2011.

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

At March 31, 2012 and December 31, 2011, approximately 96% of the outstanding aggregate principal amount of mortgage notes originated by the Partnership are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 1% are secured by properties located in Arizona. All of the Partnership’s mortgage investments are in the United States.

M. Subsequent Events

In April 2012, our general partner approved and the Partnership redeemed approximately 12,450 units as a result of the deaths of limited partners for $249,000 (an average repurchase price of approximately $20.00 per unit).

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, development costs that may exceed estimates, development delays, increases in interest rates, residential lot take down or purchase rates or our borrowers’ inability to sell residential lots, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission, and the discussion of material trends affecting our business elsewhere in this report.

Overview

On May 15, 2006, our Registration Statement on Form S-11, covering a public offering of our units of limited partnership interest, was declared effective under the Securities Act of 1933, as amended. The aggregate offering price for the units under the Offering was $350 million. At the time of effectiveness, the Registration Statement covered up to 12,500,000 units of limited partnership interest at a price of $20.00 per unit pursuant to the Primary Offering and up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20.00 per unit. On July 3, 2006, we accepted our initial public subscribers as limited partners. We had the right to reallocate the units of limited partnership interest we were offering between the Primary Offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the SEC on September 4, 2008, we reallocated the units being offered such that 16,250,000 units were offered pursuant to the Primary Offering and 1,250,000 units were offered pursuant to the DRIP. Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the SEC on March 6, 2009, we further reallocated the units being offered to be 16,500,000 units offered pursuant to the Primary Offering and 1,000,000 units offered pursuant to the DRIP. The aggregate offering price for the units was $350 million. The Primary Offering was terminated on April 23, 2009. We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

On June 9, 2009, we held a special meeting of our limited partners as of April 13, 2009, at which our limited partners approved three proposals to amend certain provisions of our Partnership Agreement for the purpose of making available additional units of limited partnership interest for sale pursuant to the Secondary DRIP. On June 12, 2009, we registered 5,000,000 additional units to be offered pursuant to our Secondary DRIP for $20.00 per unit in a Registration Statement on Form S-3 (File No. 333-159939). As such, we ceased offering units under the DRIP as of July 21, 2009 and concurrently commenced our current offering of units pursuant to the Secondary DRIP. The aggregate offering price for the units being offered pursuant to the Secondary DRIP is $100,000,000.  The Secondary DRIP will be available until we sell all $100,000,000 worth of units being offered; provided, however, that our general partner may terminate the offering of units pursuant to the Secondary DRIP at any earlier time.

Our loan portfolio, consisting of mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party grew from approximately $343 million as of December 31, 2011 to approximately $345 million as of March 31, 2012. With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased. Our expenses related to the portfolio also increased, including the loan loss expense, which was approximately $140,000 and $123,000 for the three months ended March 31, 2012 and 2011, respectively. The increase in loan loss reserve expense primarily related to increased reserves associated with growth in our loan portfolio as well as additional reserves recorded due to general market conditions.

In September 2009, we entered into a $15 million revolving credit facility, of which $15 million was included in notes payable as of both March 31, 2012 and December 31, 2011. The intent is to utilize the revolving credit facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves. As a result of this revolving credit facility and our desire to avoid the need for large idle cash reserves, our cash balances were approximately $1.0 million and $2.7 million as of March 31, 2012 and December 31, 2011, respectively. Our interest expense associated with the revolving credit facility was approximately $374,000 and $370,000 for the three months ended March 31, 2012 and 2011, respectively.

Net income was approximately $11.7 million and $11.4 million for the three months ended March 31, 2012 and 2011, respectively, and earnings per limited partnership unit, basic and diluted were $0.57 for both periods. Our earnings per limited partnership unit, basic and diluted, are calculated based on earnings allocated to the limited partners divided by the weighted average limited partnership units outstanding. Such earnings per limited partnership unit, basic and diluted, have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

As of March 31, 2012, we had originated or acquired 60 loans, including 31 loans that have been repaid in full by the respective borrower, totaling approximately $538.1 million. Of the 29 loans outstanding as of March 31, 2012, seven of the loans totaling approximately $52.3 million and one loan totaling approximately $65.5 million are included in mortgage notes receivable – related party and participation interest – related party, respectively, on our balance sheet.

Approximately 96% of the outstanding aggregate principal amount of mortgage notes originated by us as of March 31, 2012 are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 1% are secured by properties located in Arizona. Approximately 61% of the outstanding aggregate principal amount of mortgage notes originated by us as of March 31, 2012 are secured by properties located in the Dallas, Texas area; approximately 22% are secured by properties located in the Austin, Texas area; approximately 8% are secured by properties located in the Houston, Texas area; approximately 4% are secured by properties located in the Lubbock, Texas area; approximately 1% are secured by properties located in the San Antonio, Texas area; approximately 3% are secured by properties located in the Denver, Colorado area; and approximately 1% are secured by properties located in the Kingman, Arizona area.

8 of the 29 loans outstanding as of March 31, 2012, representing approximately 10% of the aggregate principal amount of the outstanding loans, are secured by a first lien on the respective property; 9 of the 29 loans outstanding as of March 31, 2012, representing approximately 10% of the aggregate principal amount of the outstanding loans, are secured by a second lien on the respective property; 3 of the 29 loans outstanding as of March 31, 2012, representing approximately 49% of the aggregate principal amount of the outstanding loans, are secured by a co-investment (which are secured by multiple properties through second liens, pledges of ownership interests and guarantees, as described below); 7 of the 29 loans outstanding as of March 31, 2012, representing approximately 6% of the aggregate principal amount of the outstanding loans, are secured by a pledge of the ownership interest of the borrower or entity which holds title to the property; and 2 of the 29 loans outstanding as of March 31, 2012, representing approximately 25% of the aggregate principal amount of the outstanding loans, are secured by other types of security interests. Co-investments are mezzanine loans that are secured by multiple projects in which an affiliate has also invested. Co-investment loans are cross-collateralized and are secured by second liens in finished lots and entitled land, pledges of the ownership interests in the borrowing entities, and guarantees. We enter into collateral-sharing arrangements with our affiliates and our borrowers that allocate the proceeds of the co-investment collateral between us and our affiliates. Under these collateral-sharing arrangements, we are generally entitled to receive 50-75% of collateral proceeds. In the event of a borrower’s bankruptcy, we are entitled to receive 100% of the collateral proceeds after payment of the senior lenders, ahead of payment to our affiliates.

14 of the 29 loans outstanding as of March 31, 2012, representing approximately 88% of the aggregate principal amount of the outstanding loans, are made with respect to projects that are presently selling finished home lots to national public or regional private homebuilders, or are made with respect to a project in which one of these homebuilders holds an option to purchase the finished home lots and has made a forfeitable earnest money deposit. 18 of the 29 loans outstanding as of March 31, 2012, representing approximately 75% of the aggregate principal amount of the outstanding loans, are made to developer entities which hold ownership interests in projects other than the project funded by us. 10 of the 29 loans outstanding as of March 31, 2012, representing approximately 87% of the aggregate principal amount of the outstanding loans, are secured by multiple single-family residential communities. 10 of the 29 loans outstanding as of March 31, 2012, representing approximately 65% of the aggregate principal amount of the outstanding loans, are secured by a personal guarantee of the developer in addition to a lien on the real property or a pledge of the equity interests in the entity that holds the real property.

As of March 31, 2012, three entities and their affiliates were included in our mortgage notes receivables (including related party transactions) and participation interest – related party that accounted for over 10% of the outstanding balance of our portfolio. These entities include (i) CTMGT LLC, an unaffiliated Texas limited liability company, which comprises approximately 31% of the outstanding balance of our portfolio, and certain of its affiliated entities, which comprise an additional 14% of the outstanding balance; (ii) Buffington Land, Ltd., an unaffiliated Texas limited partnership, which comprises approximately 22% of the outstanding balance of our portfolio with no additional loans to its affiliated entities; and (iii) UDF I, an affiliated Delaware limited partnership, which comprises approximately 20% of the outstanding balance of our portfolio, and its affiliated entities, which comprise an additional 8% of the outstanding balance. Our general partner is the asset manager for UDF I.

The average interest rate payable with respect to the 29 loans outstanding as of March 31, 2012 is 14%, and the average term of each loan is approximately 45 months.

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

Revenue Recognition

Interest income on mortgage notes receivable, mortgage notes receivable – related party and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis. Income recognition is suspended for loans at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of both March 31, 2012 and December 31, 2011, we were suspending income recognition on two mortgage notes receivable with an aggregate unpaid principal balance of approximately $2.2 million.

We generate mortgage and transaction service revenues and mortgage and transaction service revenues – related party by originating and acquiring mortgage notes receivable and other loans. In accordance with FASB ASC 310-20, we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes. In addition, credit enhancement fee income is generated by fees charged to parties for credit enhancements provided to lenders by the Partnership on behalf of the parties. Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement. As of March 31, 2012, the Partnership was providing 10 credit enhancements to related parties (see Note I to the accompanying financial statements).

The Partnership also expenses Placement Fees paid to the general partner to provide for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with mortgage notes receivable or participation interest held by the Partnership on a straight-line basis. As of March 31, 2012 and December 31, 2011, approximately $3.1 million and $3.3 million, respectively, of such net deferred fees are included in mortgage notes receivable. Approximately $764,000 and $779,000 of net deferred fees are included in mortgage notes receivable – related party as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, approximately $607,000 and $647,000, respectively, of deferred fees are included in participation interest – related party.

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

In reviewing our portfolio, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed purchase contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, as well as the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we consider third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged off, while amounts recovered on previously charged off accounts increase the allowance. In January 2011, we charged off approximately $277,000 against the loan loss reserve on a loan with an unrelated party. As of March 31, 2012 and December 31, 2011, approximately $11.2 million and $11.1 million, respectively, of allowance for loan losses had been offset against mortgage notes receivable (see Note D to the accompanying financial statements).

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

Participation Interest – Related Party

Participation interest – related party represents an Economic Interest Participation Agreement with UMT, pursuant to which we purchased (i) an economic interest in a $75 million revolving credit facility from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the credit facility (see Note K to the accompanying financial statements).

Cash Flow Distributions

Cash available for distributions represents the cash funds received by us from operations (other than net proceeds from a capital transaction) that produces proceeds from (i) the repayment of principal or prepayment of a mortgage to the extent classified as a return of capital for federal income tax purposes, (ii) the foreclosure, sale, exchange, condemnation, eminent domain taking or other disposition of a mortgage loan or of a property subject to a mortgage, or (iii) insurance or a guarantee with respect to a mortgage, including, without limitation, interest, points, revenue participations in property appreciation and interest or dividends from interim investments or proceeds from borrowings, if appropriate, less all cash used to pay Partnership expenses and debt payments and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with our public offering of our units of limited partnership interest). Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions, in addition to the payments made to our general partner and related parties that are described in Note K of the accompanying notes to financial statements.

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

The chart below summarizes the approximate aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of March 31, 2012 and December 31, 2011:

	As of March 31,		As of December 31,
	2012		2011
General Partner	$16,178,000	(1)	$15,342,000	(2)
Limited Partners	133,371,000	(3)	124,457,000	(4)
Retained Earnings Reserve	6,843,000		5,271,000
Retained Earnings Deficit	(8,343,000)		(8,801,000)

(1)	approximately $14.3 million paid in cash and $1.9 million has been declared, but not paid.

(2)	approximately $13.7 million paid in cash and $1.6 million has been declared, but not paid.

(3)	approximately $87.9 million paid in cash and approximately $45.5 million reinvested in 2,275,184 units of limited partnership interest under our DRIP and Secondary DRIP.

(4)	approximately $81.6 million paid in cash and approximately $42.9 million reinvested in 2,144,754 units of limited partnership interest under our DRIP and Secondary DRIP.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets, including the distributions to our general partner described above, and general and administrative – related party expenses for the three months ended March 31, 2012 and 2011. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

	For the Three Months Ended March 31,
	2012	2011
Payments to General Partner and Related Parties	$698,000	$150,000
Total General and Administrative Expenses to General Partner and Related Parties	688,000	664,000

For the three months ended March 31, 2012, we have made the following distributions to our limited partners:

Period Ended	Date Paid	Distribution Amount
December 31, 2011	January 23, 2012	$3,030,091
January 31, 2012	February 23, 2012	3,036,865
February 29, 2012	March 22, 2012	2,847,457
		$8,914,413

For the three months ended March 31, 2012, we paid distributions of $8,914,413 ($6,305,814 in cash and $2,608,599 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $7,403,226. For the three months ended March 31, 2011, we paid distributions of $8,554,457 ($5,823,415 in cash and $2,731,042 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $5,363,435. For the period from our inception through March 31, 2012, we paid distributions of approximately $133.4 million (approximately $87.9 million in cash and approximately $45.5 million in limited partnership units pursuant to our DRIP and Secondary DRIP), as compared to cumulative cash flows from operations of approximately $158.6 million and cumulative net income of approximately $159.9 million.

The distributions paid during the three months ended March 31, 2012 and 2011, along with the amount of distributions reinvested pursuant to our Secondary DRIP and the sources of our distributions were as follows:

	Three Months Ended March 31,
	2012		2011
Distributions paid in cash	$6,305,814		$5,823,415
Distributions reinvested	2,608,599		2,731,042
Total distributions	$8,914,413		$8,554,457
Source of distributions:
Cash from operations	$8,914,413	(100)%	$8,554,457	(100)%
Total sources	$8,914,413	(100)%	$8,554,457	(100)%

Results of Operations

The three months ended March 31, 2012 as compared to the three months ended March 31, 2011

Revenues

Interest income (including related party interest income) for each of the three months ended March 31, 2012 and 2011 was approximately $12.8 million and $12.1 million, respectively. The increase in interest income for the three months ended March 31, 2012 is primarily the result of our increased mortgage notes receivable (including related party transactions) and participation interest – related party portfolios of approximately $344.8 million as of March 31, 2012, compared to approximately $332.2 million as of March 31, 2011.

Mortgage and transaction service revenues (including related party mortgage and transaction service revenues) for each of the three months ended March 31, 2012 and 2011 were approximately $299,000 and $636,000, respectively. The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans. In accordance with FASB ASC 310-20, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes. The decrease was primarily the result of decreased commitment fee income on mortgage notes receivable.

We expect revenues to increase commensurate with the additional proceeds raised from the offering of units pursuant to the Secondary DRIP, our continued deployment of funds available to the borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market, and our reinvestment of proceeds from loans that are repaid.

Expenses

Interest expense for each of the three months ended March 31, 2012 and 2011 was approximately $374,000 and $370,000, respectively. Interest expense represents interest associated with the Brockhoeft Credit Facility. The Brockhoeft Credit Facility, which was entered into in September 2009 during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in residential real estate, has been used as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allows us to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Brockhoeft Credit Facility has been used as a portfolio administration tool and not to provide long-term or permanent leverage on our investments. The Brockhoeft Credit Facility is secured by a first priority lien on our existing and future assets, and carries an interest rate equal to 10% per annum.

Loan loss reserve expense increased slightly to approximately $140,000 for the three months ended March 31, 2012 from approximately $123,000 for three months ended March 31, 2011. The increase in loan loss reserve expense is primarily related to increased reserves associated with growth in our loan portfolio.

General and administrative expense was approximately $185,000 and $204,000 for the three months ended March 31, 2012 and 2011, respectively. The decrease in general and administrative expense was primarily the result of a reduction in legal expenses offset by an increase in investor related expenses.

General and administrative – related party expense was approximately $688,000 and $664,000 for the three months ended March 31, 2012 and 2011, respectively. The increase in general and administrative – related party expense was primarily the result of an increase in investor service expenses.

We expect interest expense, general and administrative expense and general and administrative expense – related party to increase commensurate with the growth of our portfolio as we continue to deploy funds available to the borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the three months ended March 31, 2012 and 2011. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Three Months Ended
		March 31,
Payee	Purpose	2012		2011
Land Development
	Placement Fees	$82,000	12%	$-	-
	Promotional Interest	479,000	68%	150,000	100%
	Carried Interest	49,000	7%	-	-
	Mortgage Servicing Fee	88,000	13%	-	-
General Services
	Operating Reimbursement Expense	-	-	-	-
Total Payments		$698,000	100%	$150,000	100%

The chart below summarizes general and administrative – related party expense for the three months ended March 31, 2012 and 2011. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Three Months Ended
	March 31,
General and administrative expense – related party	2012		2011
Amortization of Placement Fees	$305,000	44%	$304,000	46%
Mortgage Servicing Fee	239,000	35%	213,000	32%
Amortization of Debt Placement Fees	6,000	1%	6,000	1%
Operating Reimbursement Expense	138,000	20%	141,000	21%
Total general and administrative expense – related party	$688,000	100%	$664,000	100%

Cash Flow Analysis

Cash flows provided by operating activities for the three months ended March 31, 2012 and 2011 were approximately $7.4 million and $5.4 million, respectively, and were comprised primarily of net income offset by accrued interest receivable and accrued interest receivable – related party.

Cash flows used in investing activities for the three months ended March 31, 2012 were approximately $2.3 million, and cash flows provided by investing activities for the three months ended March 31, 2012 were approximately $938,000, resulting primarily from origination of mortgage notes receivable (including related party) and participation interest – related party, offset by receipts from mortgage notes receivable (including related party) and participation interest – related party.

Cash flows used in financing activities for the three months ended March 31, 2012 and 2011 were approximately $6.8 million and $6.0 million, respectively, and were primarily the result of distributions to partners.

Our cash and cash equivalents were approximately $1.0 million and $1.1 million as of March 31, 2012 and 2011, respectively.

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

We expect our liquidity and capital resources to increase commensurate with the additional proceeds raised from the offering of units pursuant to the Secondary DRIP. We will continue to deploy funds available to the borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market.

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

Material Trends Affecting Our Business

We believe that the housing market reached a bottom and has begun to recover. This recovery likely will continue to be regional in its early stages, led by those housing markets with balanced supply, affordable and stable home prices, lower levels of foreclosures, strong economies, and strong demand fundamentals. Nationally, we expect the recovery will continue to experience headwinds from weak demand fundamentals, specifically consumer confidence and employment, as well as from the limited availability of bank financing, and a persisting oversupply of home inventory and higher levels of foreclosures in the regions most affected by the housing bubble. The national consumer confidence index, which fell to record lows during the economic downturn, has recovered somewhat, but remains closer to levels historically associated with recession than to normalized conditions. Unemployment remains elevated and access to conventional real estate and commercial financing remains challenging across most of the country. These factors pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand. However, we expect the recovery will be stronger in markets such as Texas, where consumer confidence averaged more than 19 points higher than the national index from March 2011 to March 2012; where the job growth rate over the past 12 months was approximately 80 basis points higher than the national rate; and where approximately 15.7% of all single-family homebuilding permits in the country were issued in 2011. Further, according to the Bureau of Labor Statistics, nearly 20% of the total net new jobs created in the United States since the official end of the national recession were created in Texas (from June 2009 to March 2012). Currently, 96% of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery – and balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts, and sales have all risen from their respective lows reflects a continued return of real demand for new homes. However, we anticipate the former bubble market states – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures.

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

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers. In correlation, the number of new homes and finished lots developed has decreased and remains near historic lows, which may result in a shortage of new homes and developed lots in select real estate markets in 2012. We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and affordable and stable home prices. With lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets. To support the secondary residential mortgage market and prevent further deterioration of mortgage lending, the Federal Reserve began an unprecedented program to purchase approximately $1.25 trillion of residential mortgage backed securities between January 5, 2009 and March 31, 2010. This program ended on March 31, 2010, as scheduled by the Federal Reserve. On September 21, 2011, the Federal Reserve announced that it would begin reinvesting the principal payments from its mortgage-backed securities holdings into additional purchases of agency mortgage-backed securities to help further support conditions in mortgage markets. Any limitations or restrictions on the availability of financing or on the liquidity provided in the secondary residential mortgage market by Government Sponsored Enterprises such as Fannie Mae and Freddie Mac could adversely affect interest rates and mortgage availability, which could cause the number of homebuyers to decrease, which could increase the likelihood of borrowers defaulting on our loans and, consequently, reduce our ability to pay distributions to our limited partners.

Nationally, new home sales rose slightly during the first quarter of 2012 from the pace of sales in the fourth quarter of 2011, though levels remain near historical lows. However, national fundamentals that drive home sales continue to improve in most markets and home affordability remains near record-highs, so we expect the pace of home sales will continue to increase over 2012. The U.S. Census Bureau reports that the sales of new single-family residential homes in March 2012 were at a seasonally adjusted annual rate of 328,000 units. While this number is down approximately 3.8% from the December 2011 figure of 341,000, it is up approximately 7.5% year-over-year from the March 2011 estimate of 305,000.

Nationally, new single-family home inventory continued to improve in the first quarter of 2012 as it has done consistently since the second quarter of 2007. Through much of the downturn, homebuilders reduced their starts and focused on selling their existing new home inventory. The number of new homes for sale fell by approximately 34,000 units from March 2011 to March 2012 and by 8,000 units in the first quarter of 2012. We believe that, with such reductions, the new home market has been restored to equilibrium in most markets, even at lower levels of demand. The seasonally adjusted estimate of new homes for sale at the end of March 2012 was 144,000 – a slightly short supply of 5.3 months at the March 2012 sales rate and the lowest number of homes available for sale since the U.S. Census Bureau began keeping records of this statistic in 1963. We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through early 2009, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period. Since bottoming in early 2009, however, single-family permits and starts have improved significantly. Single-family homes authorized by building permits in March 2012 were at a seasonally adjusted annual rate of 462,000 units. This was an increase year-over-year of approximately 17.9% from the rate of 392,000 in March 2011, and is approximately 37.1% higher than the low of 337,000 set in January 2009. Single-family home starts for March 2012 stood at a seasonally adjusted annual rate of 462,000 units. This pace is up approximately 10.5% from the March 2011 estimate of 418,000 units. Further, the March 2012 pace of home starts is 30.9% higher than the low of 353,000 set in March 2009. Such increases suggest to us that new home inventories are generally in balance and the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

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

While housing woes have beleaguered the national economy, Texas housing markets have held up as some of the healthiest in the country. Furthermore, Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits and starts. We have concentrated our investment portfolio in Texas as we believe Texas markets, though weakened from their highs in 2007, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios. Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The following graph, created with data from the fourth quarter 2011 Federal Housing Finance Agency’s (“FHFA”) Purchase Price Only Index, illustrates the rise and the declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years. Price declines have begun to moderate in those states in recent quarters, though. Further, the graph illustrates how Texas has maintained relative home price stability throughout the downturn. The Purchase Price Only Index indicates that Texas had a home price appreciation of 1.49% between the fourth quarter of 2010 and the fourth quarter of 2011. Texas’ home prices continue to demonstrate more stability than the national average of -2.43%. Further, the index also reports that over the past five years, Texas home prices have appreciated 3.46% compared to a national depreciation of -19.16% over the same time period.

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

Median new home prices in the four major Texas markets have begun to rise. According to numbers publicly released by Metrostudy, a leading provider of primary and secondary market information, the median new home prices for the first quarter of 2012 in the metropolitan areas of Austin, Houston, Dallas-Fort Worth, and San Antonio are $223,501, $214,145, $230,961 and $189,648, respectively.

Using the Department of Housing and Urban Development’s estimated 2012 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.51 times, 1.39 times, 1.35 times, and 1.43 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area. These numbers illustrate the affordability of Texas homes, as each of these markets has higher affordability than the national average. Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the first quarter of 2012 and assuming an annual mortgage insurance premium of 80 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Using the Department of Housing and Urban Development’s 2012 income data to project an estimated median income for the United States of $65,000 and the March 2012 national median sales prices of new homes sold of $234,500, we conclude that the national median income earner has 1.23 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States. This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 60 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such price declines have begun to stabilize. We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Since the national recession’s official end, Texas employment markets have experienced strong job growth. According to the United States Department of Labor, Texas added approximately 245,700 jobs in the 12 months ended March 2012, which was the largest year-over-year increase of any state in the country. Texas’ employment levels have now exceeded pre-recession levels by more than 100,000 jobs. Furthermore, Texas added an even greater amount of jobs in the private sector 291,900 over the past 12 months, which was the largest private sector job increase of any state over the past 12 months and is a growth rate of 3.4%. Since the national recession’s end in June 2009, Texas has added 460,300 net new jobs, which is nearly 20% of all net jobs added nationwide over that 33 month period. Further, Texas has added approximately 1.3 million new jobs over the past 10 years, approximately 1,141,400 in the private sector, comparing well to national employment growth that added approximately 2.4 million total jobs over that ten-year period and just 1.8 million private sector jobs in those ten years. From March 2011 to March 2012, Austin added 19,200 jobs year-over-year. Dallas-Fort Worth added 72,900 jobs over that same time period, which was the third greatest job gain of any city in the country over the past 12 months, just behind Houston, which enjoyed the second greatest job gain of any city in the country in that time. Houston added 85,100 jobs over that period and San Antonio added 12,700 jobs in that time.

Texas’ unemployment rate fell year-over-year to 7.0% in March 2012 from 8.0% in March 2011. The decrease in the state unemployment rate occurred in spite of significant growth in Texas’ labor force. Texas has added approximately 115,903 workers to its labor force over the past 12 months, which stands at an all-time high. The growth in Texas’ labor force stands in contrast with the national labor force, which has fallen by approximately 168,000 workers, as of March 2012, from its peak in October 2008. The national unemployment rate fell year-over-year from March 2011 (8.9%) to March 2012 (8.2%). In addition, all four major Texas labor markets have unemployment rates below the national unemployment rate.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand. According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery. The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001. We believe, based on transitions in the Texas Leading Index as prepared by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year, and emerged from the recession in the late spring of 2009. We believe the Texas economy is now leading the national economic recovery. The Texas Leading Index, which is produced monthly by the Federal Reserve Bank of Dallas and combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months, has risen significantly since reaching a low of 100.5 in March 2009 and, as of February 2012, was 122.8, which is the second highest reading of any month from 2009 to date.

Further, we believe Texas consumers are beginning to return to their normal consumption habits. The aggregate value of state sales tax receipts in Texas increased 16.9% year-over-year in March 2012 from March 2011 – the 24th consecutive month in which Texas has experienced year-over-year improvement in sales tax receipts.

The U.S. Census Bureau reported in its 2011 Estimate of Population Change for the period from July 1, 2010 to July 1, 2011 that Texas led the country in population growth during that period. The estimate concluded that Texas’ population grew by 421,215 people, or 2%, a number that was 1.19 times greater than the next closest state in terms of raw population growth, California, and nearly twice as great as the second closest state in terms of raw population growth, North Carolina. Over the last decade, July 1, 2000 to July 1, 2010, Texas grew by nearly 4.3 million residents, averaging nearly 427,000 new residents per year. This population growth was 1.17 times greater in terms of raw population growth than the next closest state, California, and 2.63 times greater than the second closest state, Florida. The U.S. Census Bureau also reported that among the 100 largest counties in the country, six of the top 20 counties for raw population growth between July 1, 2010 and July 1, 2011 were in Texas: Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin). In April 2011, the U.S. Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio, and Dallas-Fort Worth – were among the top 15 in the nation for population growth from 2010 to 2011. Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 126,037. Houston-Sugarland-Baytown was second in the nation with a population increase of 110,068 from July 1, 2010 to July 1, 2011. Austin-Round Rock had an estimated population growth of 55,272 and San Antonio had an estimated population growth of 41,036 over the same period. The percentage increase in population for each of these major Texas cities ranged from 1.8% to 3.2%.

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

In contrast to the conditions of many homebuilding markets in the country, new home sales are greater than new home starts in Texas markets, indicating that homebuilders in Texas continue to focus on preserving a balance between new home demand and new home supply. We believe that homebuilders and developers in Texas have remained disciplined on new home construction and project development. New home starts are outpaced by new home sales in all four major Texas markets where such data is available: Austin, Dallas-Fort Worth, Houston and San Antonio. Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all of these major Texas markets. Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels. However, the number of finished lots available in each market has fallen significantly even though the months’ supply remains generally elevated. Furthermore, finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets. This is a trend that we expect to continue as the lack of commercial financing for development has constrained finished lot development over the past four years even as new home demand and sales continue. We believe that such demand and sales will increase and these finished lot shortages will become more pronounced in coming quarters. As of March 2012, Houston has an estimated inventory of finished lots of approximately 30.4 months, Austin has an estimated inventory of finished lots of approximately 32.7 months, San Antonio has an estimated inventory of finished lots of approximately 31.8 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 48.4 months. A 24-28 month supply is considered equilibrium for finished lot supplies.

As stated previously, the elevation in months’ supply of finished lot inventory in Texas markets owes itself principally to the decrease in the pace of annual starts rather than an increase in the raw number of developed lots, and as the homebuilders increase their pace of home starts, we expect to see the months’ supply of lot inventory continue to improve. Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks. Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 32.8% from 73,047 to 49,063 in the first quarter of 2012. San Antonio’s finished lot inventory has fallen 33.3% to 18,636 since peaking at 27,937 in the second quarter of 2008. Austin’s finished lot inventory peaked in the first quarter of 2009 at 27,176, and is down 31.9% to 18,498. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 91,787 lots and has fallen 37.0% to 57,782 lots. Such inventory reduction continued in the first quarter of 2012 in all four of these markets as the number of finished lots dropped by more than 900 in Austin, more than 1,600 in Dallas-Fort Worth, more than 1,700 in Houston, and more than 400 in San Antonio. Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales through 2012 as homebuilders replenish their inventory.

Although Texas markets continue to be some of the strongest homebuilding markets in the country, the pace of homebuilding in Texas has slowed over the past four years as a result of the national economic downturn and reduced availability of construction financing. According to the Federal Deposit Insurance Corporation, banks in the Dallas region1 reduced their construction and development loans by 4.5% from the third quarter of 2011 to the fourth quarter of 2011 – the 15th straight quarterly decline in the region’s construction and development outstanding loan portfolio. While the decline in housing starts has caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it has also preserved a balance in housing inventory. Annual new home sales in Austin outpace starts 6,995 versus 6,779, with annual new home sales rising slightly year-over-year by approximately 0.2%. Finished housing inventory stands at an elevated level of 3.3 months, while total new housing inventory (finished vacant, under construction and model homes) fell to a slightly elevated supply of 6.8 months. The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2.0-to-2.5 month supply and a 6.0-to-6.5 month supply, respectively. San Antonio is a healthy homebuilding market. Annual new home starts in San Antonio run slightly ahead of sales 7,033 versus 6,959, with annual new home sales declining year-over-year by approximately 9.8%. Finished housing inventory rose to a healthy 2.5 month supply. Total new housing inventory rose to a healthy 6.4 month supply. Houston, too, is a healthy homebuilding market. Annual new home sales there outpace starts 19,529 versus 19,361, with annual new home sales declining year-over-year by approximately 0.2%. Finished housing inventory fell to a healthy 2.5 month supply while total new housing inventory fell to a healthy 6.2 month supply, respectively. Dallas-Fort Worth is a relatively healthy homebuilding market as well. Annual new home sales in Dallas-Fort Worth outpace starts 14,741 versus 14,337, with annual new home sales declining year-over-year by approximately 11.4%. Finished housing inventory fell to a generally healthy 2.6 month supply, while total new housing inventory fell to a slightly elevated 6.7 month supply. All numbers are as released by Metrostudy, leading provider of primary and secondary market information.

The Real Estate Center at Texas A&M University has reported that existing housing inventory levels are healthy and, in most instances, supply is constrained. Through March 2012, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock, and San Antonio was 4.5 months, 5.7 months, 4.8 months, 5.1 months, 6.5 months, and 6.8 months, respectively. Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through March 2012, the number of existing homes sold to date in (a) Austin was 4,609, up 15% year-over-year; (b) San Antonio was 3,968, up 7% year-over-year; (c) Houston was 12,936, up 9% year-over-year, (d) Dallas was 9,582, up 16% year-over-year, (e) Fort Worth was 1,867, up 19% year-over-year, and (f) Lubbock was 617, up 27% year-over-year.

In managing and understanding the markets and submarkets in which we make loans, we monitor the fundamentals of supply and demand. We monitor the economic fundamentals in each of the respective markets in which we make loans by analyzing demographics, household formation, population growth, job growth, migration, immigration and housing affordability. We also monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity that can create false demand and an oversupply of homes in a market. Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, foreclosures, absorption, prices with respect to new and existing home sales, finished lots and land and the presence of sales incentives, discounts, or both, in a market.

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

Our general partner is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that it reasonably anticipates to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. The disruption of mortgage markets, in combination with a significant amount of negative national press discussing constriction in mortgage markets and the poor condition of the national housing industry, including declining home prices, have made potential new home purchasers and real estate lenders very cautious. The economic downturn, the failure of highly respected financial institutions, significant volatility in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers to postpone their purchases. In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty. We believe that this has further slowed the sales of new homes and finished lots developed in certain markets; however, we do not anticipate the prices of those lots changing materially. We also expect that the decrease in the availability of replacement financing may increase the number of defaults on real estate loans made by us or extend the time period anticipated for the repayment of our loans. Our future results could be negatively impacted by prolonged weakness in the economy, high levels of unemployment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.

Off-Balance Sheet Arrangements

From time to time, we enter into guarantees of debtor’s borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and investments in partnerships (collectively referred to as “guarantees”), and account for such guarantees in accordance with FASB ASC 460-10, Guarantees. Guarantees generally have fixed expiration dates or other termination clauses and may require payment of a fee by the debtor. A guarantee involves, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the guarantee.

In August 2009, we entered into the TCB Guaranty for the benefit of UMT Home Finance, or its permitted successors and assigns, by which we guaranteed the repayment of up to $5 million owed to Texas Capital Bank with respect to that certain promissory note between UMT Home Finance and Texas Capital Bank.   UMT Home Finance is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the TCB Guaranty, we entered into a letter agreement with UMT Home Finance, which provides for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the TCB Guaranty (i.e., $50,000 per annum).   In conjunction with this agreement, no amount is included in mortgage and transaction service revenues – related party income for the three months ended March 31, 2012 and 2011.

In April 2010, we entered into the UDF IV HF Guaranty for the benefit of CTB pursuant to which we guaranteed the repayment of up to $6 million owed to CTB with respect to a revolving line of credit loan between UDF IV Home Finance and CTB. UDF IV Home Finance is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UDF IV HF Guaranty, we entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum), to be paid in 12 equal monthly installments. This fee of approximately $15,000 is included in mortgage and transaction service revenues – related party income for each of the three months ended March 31, 2012 and 2011.

In April 2010, we entered into the UMT 15th Street Guaranty for the benefit of CTB pursuant to which we guaranteed the repayment of up to $1.6 million owed to CTB with respect to a loan between UMT 15th Street and CTB.  UMT 15th Street is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UMT 15th Street Guaranty, we entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of each month. This fee of approximately $3,000 is included in mortgage and transaction service revenues – related party income for each of the three months ended March 31, 2012 and 2011.

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of our existing and future assets.   Our general partner serves as the asset manager of UDF I.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. This fee of approximately $108,000 and $113,000, respectively, is included in mortgage and transaction service revenues – related party income for the three months ended March 31, 2012 and 2011.

In August 2010, we entered into the UDF IV Acquisitions Guaranty for the benefit of CTB pursuant to which we guaranteed the repayment of up to $8 million owed to CTB with respect to a revolving line of credit loan between UDF IV Acquisitions and CTB.   UDF IV Acquisitions is a wholly owned subsidiary of UDF IV.  Our general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UDF IV Acquisitions Guaranty, we entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of each month. This fee of approximately $14,000 and $9,000, respectively, is included in mortgage and transaction service revenues – related party income for the three months ended March 31, 2012 and 2011.

In December 2010, we entered into the UDF IV Finance II Guaranty for the benefit of F&M pursuant to which we guaranteed the repayment of up to $7.5 million owed to F&M with respect to a loan between UDF IV Finance II and F&M.   UDF IV Finance II is a wholly owned subsidiary of UDF IV.  Our general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UDF IV Finance II Guaranty, we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of each month. This fee of approximately $15,000 and $14,000, respectively, is included in mortgage and transaction service revenues – related party income for the three months ended March 31, 2012 and 2011.

In May 2011, we entered into the UMT HF III Guaranty for the benefit of Veritex pursuant to which we guaranteed the repayment of up to $4.3 million owed to Veritex with respect to a loan between UMT HF III and Veritex. UMT HF III is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT HF III Guaranty, we entered into a letter agreement with UMT HF III which provides for UMT HF III to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. This fee of approximately $5,000 is included in mortgage and transaction service revenues – related party income for the three months ended March 31, 2012. No amount is included in mortgage and transaction service revenues – related party income for the three months ended March 31, 2011.

In August 2011, we entered into the UMT HF II Guaranty for the benefit of FFB pursuant to which we guaranteed the repayment of up to $250,000 owed to FFB with respect to a loan between UMT HF II and FFB. UMT HF II is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we have requested an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT HF II Guaranty, we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. This fee of approximately $300 is included in mortgage and transaction service revenues – related party income for the three months ended March 31, 2012. No amount is included in mortgage and transaction service revenues – related party income for the three months ended March 31, 2011.

In October 2011, we entered into the UMT HF II Green Bank Guaranty for the benefit of Green Bank pursuant to which we guaranteed the repayment of up to $5 million owed to Green Bank with respect to a loan between UMT HF II and Green Bank. UMT HF II is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT HF II Green Bank Guaranty, we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. This fee of approximately $300 is included in mortgage and transaction service revenues – related party income for the three months ended March 31, 2012. No amount is included in mortgage and transaction service revenues – related party income for the three months ended March 31, 2011.

As of March 31, 2012, we had 14 outstanding guarantees, including: (1) 13 limited repayment guarantees with total credit risk to us of approximately $65.4 million, of which approximately $45.7 million has been borrowed against by the debtor and (2) one letter of credit issued on behalf of a borrower with total credit risk to us of approximately $400,000, of which no amount has been borrowed against by the debtor.

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

Contractual Obligations

As of March 31, 2012, we had originated 60 loans, including 31 loans that have been repaid in full by the respective borrower, totaling approximately $538.1 million. We had approximately $34.9 million of commitments to be funded, including approximately $12.2 million of commitments for mortgage notes receivable – related party and $9.5 million for participation interest – related party. For the three months ended March 31, 2012, we did not originate or purchase any loans, sell any loan participations, nor acquire any additional participation interests.

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

In addition, we have entered into a credit facility as discussed in Notes E, I and K to the accompanying financial statements, which is set to mature in June 2012.

The Partnership has no other outstanding debt or contingent payment obligations, other than approximately $65.8 million of certain loan guarantees or letters of credit discussed above in “Off-Balance Sheet Arrangements,” that we may be obligated to make to or for the benefit of third-party lenders.

Subsequent Events

For a discussion of subsequent events, see Note M, Subsequent Events, to our accompanying financial statements.

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

As of March 31, 2012 and December 31, 2011, our mortgage notes receivable of approximately $225.9 million and $224.5 million, respectively, mortgage notes receivable – related party of approximately $52.8 million and $52.0 million, respectively, and participation interest – related party of approximately $66.1 million and $66.2 million, respectively, were all at fixed interest rates, and thus, such assets are not subject to change in future earnings, fair values or cash flows.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including the chief executive officer and chief financial officer of Land Development, our general partner, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of our general partner, including its principal executive officer and principal financial officer, evaluated, as of March 31, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of March 31, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to, and none of our assets are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission, except as noted below.

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

As of March 31, 2012, we have not entered into any joint ventures. As of March 31, 2012, we have co-invested in one loan originated by an affiliate, UMT, with an outstanding balance of approximately $65.5 million. In addition, as of March 31, 2012, one affiliate, UDF IV, has participated in five loans we have originated for approximately $12.2 million, and another affiliate, UDF LOF, has participated in three loans we have originated for approximately $18.2 million.

Investments in land development loans present additional risks compared to loans secured by operating properties.

We may invest up to 25% of the gross offering proceeds in loans to purchase unimproved land, and as of March 31, 2012, we have invested 1% of the gross offering proceeds in such loans. For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics: (a) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

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

We expect that we will be the junior lender with respect to many of our loans. We may invest in (a) second mortgage loans (some of which are also secured by pledges), which investments represent 10% of the gross offering proceeds as of March 31, 2012; (b) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 53% of the gross offering proceeds as of March 31, 2012; (c) mezzanine loans (which are secured by pledges), which investments represent 27% of the gross offering proceeds as of March 31, 2012; and (d) wraparound mortgage loans, which investments represent 0% of the gross offering proceeds as of March 31, 2012. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Many of our loans will require balloon payments or reductions to principal tied to net cash, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any), and as of March 31, 2012, 100% of our loans have balloon payments or reductions to principal tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to a greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We have made and will continue to make and acquire interest-only loans or loans requiring reductions to accrued interest tied to net cash, and as of March 31, 2012, 100% of the loans we have made and acquired are interest-only loans or loans requiring reductions to accrued interest tied to net cash. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans, which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing mortgage loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrower’s monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less diversity and may increase risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 5% of the total amount raised in the Offering, or (b) $2.5 million to $12.5 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Loans to or from any one borrower will not exceed an amount greater than 20% of the total capital contributions raised in the Offering, and as of March 31, 2012, our largest loan to or from any one borrower is equal to 19% of the total capital contributions raised in the Offering.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of March 31, 2012, we have invested 45% of our offering proceeds in 11 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

If we were found to have violated applicable usury laws, we would be subject to penalties and other possible risks.

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as of March 31, 2012, the highest interest rate we have charged on an annualized basis is 18%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our limited partners.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

On May 15, 2006, our Registration Statement on Form S-11 (Registration No. 333-127891), covering a public offering of 17,500,000 of our units of limited partnership interest, was declared effective under the Securities Act of 1933, as amended. The aggregate offering price for the units under the Offering was $350 million. At the time of effectiveness, the Registration Statement covered up to 12,500,000 units of limited partnership interest at a price of $20.00 per unit pursuant to the Primary Offering and up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP at a price of $20.00 per unit. We had the right to reallocate the units of limited partnership interest we were offering between the Primary Offering and our DRIP and, pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the SEC on September 4, 2008, we reallocated the units being offered such that 16,250,000 units were offered pursuant to the Primary Offering and 1,250,000 units were offered pursuant to the DRIP. Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the SEC on March 6, 2009, we further reallocated the units being offered such that 16,500,000 units were offered pursuant to the Primary Offering and 1,000,000 units were offered pursuant to the DRIP. The Primary Offering was terminated on April 23, 2009. We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

On June 9, 2009, we held a special meeting of our limited partners as of April 13, 2009, at which our limited partners approved three proposals to amend certain provisions of our Partnership Agreement for the purpose of making available additional units of limited partnership interest for sale pursuant to the Secondary DRIP. On June 12, 2009, we registered 5,000,000 additional units to be offered pursuant to our Secondary DRIP for $20.00 per unit in a Registration Statement on Form S-3 (File No. 333-159939), which became effective immediately upon filing with the SEC. As such, we ceased offering units under the DRIP as of July 21, 2009 and concurrently commenced our current offering of units pursuant to the Secondary DRIP. The aggregate offering price for the units being offered pursuant to the Secondary DRIP is $100 million. The Secondary DRIP will be available until we sell all $100 million worth of units being offered; provided, however, that our general partner may terminate the offering of units pursuant to the Secondary DRIP at any earlier time.

Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

On July 3, 2006, we accepted our initial public subscribers as limited partners. Since such time, we admitted new investors at least monthly until the Primary Offering was terminated on April 23, 2009. As of March 31, 2012, we had issued an aggregate of 18,456,941 units of limited partnership interest in the Primary Offering, the DRIP and the Secondary DRIP, consisting of 16,499,994 units that have been issued to our limited partners pursuant to the Primary Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 1,558,924 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $31.2 million, minus 318,237 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $6.4 million. Of the offering costs paid as of March 31, 2012, approximately $11.2 million was paid to our general partner or its affiliates for organizational and offering expenses, and approximately $28.4 million was paid to non-affiliates for commissions and dealer fees.

As of March 31, 2012, we had used the proceeds from the Primary Offering, the DRIP and the Secondary DRIP to originate 60 loans, including 31 loans that have been repaid in full by the respective borrower, totaling approximately $538.1 million.  We have approximately $34.9 million of commitments to be funded, including approximately $12.2 million of commitments for mortgage notes receivable – related party and $9.5 million for participation interest – related party. As of March 31, 2012, we have paid our general partner approximately $10.1 million for acquisition and origination fee expenses associated with the mortgage notes receivable.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2012, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Partnership and Affiliated Purchasers

We did not repurchase any units during the three months ended March 31, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Index to Exhibits attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Development Funding III, L.P.

By:	UMTH Land Development, L.P.
Its General Partner

Dated: May 15, 2012	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer, and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.
(Principal Executive Officer)

	By:	/s/ Cara D. Obert
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

