Form 10-Q/A
period 2012-06-30
United Development Funding III, LP
filed 2012-08-17
CIK 1335732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes ☐ No ☒

As of August 15, 2012, the Registrant had 18,612,763 units of limited partnership interest outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to United Development Funding III, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits.

3.1	Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit B to prospectus dated May 15, 2006, filed pursuant to Rule 424(b)(3) on May 18, 2006)

3.2	Certificate of Limited Partnership of Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on August 26, 2005)

3.3	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit B to Supplement No. 12 to prospectus dated May 15, 2006, contained within Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on May 12, 2009)

3.4	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Form 8-K filed on June 10, 2009)

4.1	Subscription Agreement (previously filed in and incorporated by reference to Exhibit C to Supplement No. 12 to prospectus dated May 15, 2006, contained within Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on May 12, 2009)

4.2	Amended and Restated Distribution Reinvestment Plan (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-3, Commission File No. 333-159939, filed on June 12, 2009)

10.1	Amended and Restated Distribution Reinvestment Plan (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-3, Commission File No. 333-159939, filed on June 12, 2009)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (previously filed in and incorporated by reference to Form 10-Q filed on August 14, 2012)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (previously filed in and incorporated by reference to Form 10-Q filed on August 14, 2012)

32.1*	Section 1350 Certifications (previously furnished in and incorporated by reference to Form 10-Q filed on August 14, 2012)

101.SCH**	XBRL Taxonomy Extension Schema Document

101.INS**	XBRL Instance Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

**	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Development Funding III, L.P. By: UMTH Land Development, L.P. Its General Partner

Dated: August 17, 2012	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw Chief Executive Officer, and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.

Dated: August 17, 2012	By:	/s/ Cara D. Obert
Cara D. Obert Chief Financial Officer (Principal Financial Officer)