Form 10-K
period 2012-12-31
United Development Funding III, LP
filed 2013-04-01
CIK 1335732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

While there is no established market for the Registrant’s units of limited partnership interest, the Registrant has made an initial public offering of its units of limited partnership interest pursuant to a Registration Statement on Form S-11. The Registrant ceased offering units of limited partnership interest in its primary offering on April 23, 2009. The last price paid to acquire a unit in the Registrant’s primary public offering was $20.00. On March 6, 2012, the general partner of the Registrant approved an estimated value per unit of the Registrant’s limited partnership interests of $20.00 derived from the estimated value of the Registrant’s assets, less the estimated value of the Registrant’s liabilities, and the execution of the Registrant’s business model, divided by the number of units outstanding. There were approximately 18,564,705 units of limited partnership interest held by non-affiliates at June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 15, 2013, the Registrant had 18,913,172 units of limited partnership interest outstanding.

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-K
Year Ended December 31, 2012

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

UMT Holdings, L.P. (“UMT Holdings”) holds 99.9% of the limited partnership interests in our general partner. UMT Services, Inc. (“UMT Services”) owns the remaining 0.1% of the limited partnership interests in our general partner and serves as its general partner. Theodore “Todd” F. Etter, Jr. and Hollis M. Greenlaw, who are directors of UMT Services, own 100% of the equity interests in UMT Services. UMT Services is the general partner and owns 0.1% of the limited partnership interests in UMT Holdings. The remaining 99.9% of the limited partnership interests in UMT Holdings are held as follows as of December 31, 2012: Todd F. Etter (30.00%), Hollis M. Greenlaw (30.00%), Craig A. Pettit (5.00%), Christine A. Griffin (1.95%), Timothy J. Kopacka (4.84%), William E. Lowe (1.06%), Michael K. Wilson (7.41%), Ben L. Wissink (10.09%), Cara D. Obert (4.82%) and Melissa H. Youngblood (4.83%). For more information regarding the relationships of our key personnel to our general partner and its affiliates, see the diagram in “Item 1, Business – Investment Objectives and Policies – Conflicts of Interest” and see “Item 10, Directors, Executive Officers and Corporate Governance – Key Personnel.”

Land Development has been engaged to provide asset management services for four investment partnerships (United Development Funding, L.P. and its subsidiaries (“UDF I”), United Development Funding II, L.P. (“UDF II”), UDF TX Two, LP and United Development Funding Land Opportunity Fund, L.P. (“UDF LOF”)) and one real estate investment trust (United Development Funding IV (“UDF IV”)). Land Development also holds a 99.9% partnership interest in UMTHLD FLF I, L.P., UMTHLD FLF II, L.P. and United Development Funding X, L.P. (“UDF X”), with the remaining 0.1% interest owned by UMT Services. In addition, Land Development owns 100% of the interests in UDF Land GP, LLC, which serves as the general partner of the general partner of UDF LOF, an investment partnership. Please see “Item 1, Business – Investment Objectives and Policies – Conflicts of Interest” for a diagram illustrating the relationships of the aforementioned people and entities. 21% of our portfolio consists of current performing investments with affiliates of Land Development. For the years ended December 31, 2010, 2011 and 2012, we paid Land Development and its affiliates approximately $2.0 million, $7.5 million and $9.0 million, respectively, for compensation, distributions, and other fees. For the years ended December 31, 2010, 2011 and 2012, we incurred general and administrative expenses – related parties (including amortization of certain fees paid in prior years) to Land Development and its affiliates of approximately $2.8 million, $2.7 million and $2.8 million, respectively. Please see “Item 13, Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons” for a detailed description of these investments, payments and expenses.

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

As of December 31, 2012, we had issued an aggregate of 18,827,498 units of limited partnership interest in the Offering and the Secondary DRIP, consisting of 16,499,994 units that have been issued to our limited partners pursuant to our Primary Offering in exchange for gross proceeds of approximately $330.3 million, 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 1,946,931 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $39.0 million, minus 335,687 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $6.7 million. Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

Our Partnership Agreement provides that we will continue in existence until December 31, 2028, unless sooner terminated as provided in the Partnership Agreement or unless such term is extended by the general partner and the majority vote of the limited partners.

Loan Portfolio

As of December 31, 2012, we had originated 60 loans (33 of which were repaid in full by the respective borrowers) with an aggregate principal amount of approximately $572.3 million. As of December 31, 2012, there are approximately $36.6 million of commitments to be funded, including approximately $22.4 million to related parties, under the terms of mortgage notes receivable and participation interests. During the years ended December 31, 2010, 2011 and 2012, we originated 2, 2 and 0 loans, respectively, purchased 1, 0 and 0 loans, respectively, sold 5, 3, and 1 loan participations, respectively, and did not acquire any additional participation interests.

Approximately 95% of the outstanding aggregate principal amount of mortgage notes originated by us as of December 31, 2012 are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 2% are secured by properties located in Arizona. Approximately 59% of the outstanding aggregate principal amount of mortgage notes originated by us as of December 31, 2012 are secured by properties located in the Dallas, Texas area; approximately 24% are secured by properties located in the Austin, Texas area; approximately 7% are secured by properties located in the Houston, Texas area; approximately 4% are secured by properties located in the Lubbock, Texas area; approximately 1% are secured by properties located in the San Antonio, Texas area; approximately 3% are secured by properties located in the Denver, Colorado area; and approximately 2% are secured by properties located in the Kingman, Arizona area.

11 of the 27 loans outstanding as of December 31, 2012, representing approximately 15% of the aggregate principal amount of the outstanding loans, are secured by a first lien on the respective property; 5 of the 27 loans outstanding as of December 31, 2012, representing approximately 4% of the aggregate principal amount of the outstanding loans, are secured by a second lien on the respective property; 3 of the 27 loans outstanding as of December 31, 2012, representing approximately 49% of the aggregate principal amount of the outstanding loans, are secured by a co-investment (which are secured by multiple properties through second liens, pledges of ownership interests and guarantees, as described below); 5 of the 27 loans outstanding as of December 31, 2012, representing approximately 5% of the aggregate principal amount of the outstanding loans, are secured by a pledge of the ownership interest of the borrower or entity which holds title to the property; and 3 of the 27 loans outstanding as of December 31, 2012, representing approximately 27% of the aggregate principal amount of the outstanding loans, are secured by other types of security interests. Co-investments are mezzanine loans that are secured by multiple projects in which an affiliate has also invested. Co-investment loans are cross-collateralized and are secured by second liens in finished lots and entitled land, pledges of the ownership interests in the borrowing entities, and guarantees. We enter into collateral-sharing arrangements with our affiliates and our borrowers that allocate the proceeds of the co-investment collateral between us and our affiliates. Under these collateral-sharing arrangements, we are generally entitled to receive 50-75% of collateral proceeds. In the event of a borrower’s bankruptcy, we are entitled to receive 100% of the collateral proceeds after payment of the senior lenders, ahead of payment to our affiliates.

12 of the 27 loans outstanding as of December 31, 2012, representing approximately 87% of the aggregate principal amount of the outstanding loans, are made with respect to projects that are selling finished home lots to national public or regional private homebuilders, or are made with respect to a project in which one of these homebuilders holds an option to purchase the finished home lots. 16 of the 27 loans outstanding as of December 31, 2012, representing approximately 73% of the aggregate principal amount of the outstanding loans, are made to developer entities which hold ownership interests in projects other than the project funded by us. 11 of the 27 loans outstanding as of December 31, 2012, representing approximately 87% of the aggregate principal amount of the outstanding loans, are secured by multiple single-family residential communities. 9 of the 27 loans outstanding as of December 31, 2012, representing approximately 65% of the aggregate principal amount of the outstanding loans, are secured by a personal guarantee of the developer in addition to a lien on the real property or a pledge of the equity interests in the entity that holds the real property.

As of December 31, 2012, three entities and their affiliates were included in our mortgage notes receivables (including related party transactions) and participation interest – related party that accounted for over 10% of the outstanding balance of our portfolio. These entities include (i) CTMGT LLC, an unaffiliated Texas limited liability company, which comprises approximately 28% of the outstanding balance of our portfolio, and certain of its affiliated entities, which comprise an additional 15% of the outstanding balance; (ii) Buffington Land, Ltd., an unaffiliated Texas limited partnership, which comprises approximately 21% of the outstanding balance of our portfolio, including additional loans to its affiliated entities; and (iii) UDF I, an affiliated Delaware limited partnership, which comprises approximately 21% of the outstanding balance of our portfolio, and additional loans to its affiliated entities, which comprise an additional 6% of the outstanding balance. Our general partner is the asset manager for UDF I.

The average interest rate payable with respect to the 27 loans outstanding as of December 31, 2012 is 14%, and the average term of each loan is approximately 50 months.

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

Investment Policy

We derive a substantial portion of our income by originating, purchasing, participating in and holding for investment mortgage and mezzanine loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots that will be marketed and sold to home builders. We also offer credit enhancements to developers in the form of loan guarantees to third-party lenders, letters of credit issued for the benefit of third-party lenders and similar credit enhancements. In the typical credit enhancement transaction, we charge the borrower a credit enhancement fee of generally 1% to 7% of the projected maximum amount of our outstanding credit enhancement obligation for each 12-month period such obligation is outstanding, in addition to any costs that we may incur in providing the credit enhancement. We cannot guarantee that we will obtain a 1% to 7% credit enhancement fee. The actual amount of such charges will be based on the risk perceived by our general partner to be associated with the transaction, the value of the collateral associated with the transaction, our security priority as to the collateral associated with the transaction, the form and term of the credit enhancement, and our overall costs associated with providing the credit enhancement.

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

The chart below summarizes the approximate aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of December 31, 2012 and 2011:

	As of December 31,
	2012		2011
General Partner	$19,767,000	(1)	$15,342,000	(2)
Limited Partners	160,674,000	(3)	124,457,000	(4)
Retained Earnings Reserve	6,880,000		5,271,000
Retained Earnings Deficit	(11,211,000)		(8,801,000)

(1)	approximately $19.8 million paid in cash.

(2)	approximately $13.7 million paid in cash and $1.6 million has been declared, but not paid.

(3)	approximately $107.4 million paid in cash and approximately $53.3 million reinvested in 2,663,191 units of limited partnership interest under our DRIP and Secondary DRIP.

(4)	approximately $81.6 million paid in cash and approximately $42.9 million reinvested in 2,144,754 units of limited partnership interest under our DRIP and Secondary DRIP.

Security

Our mortgage notes receivable are generally secured by:

•	parcels of land to be developed (which secure 73% of our mortgage notes receivable as of December 31, 2012);
•	a pledge of some or all of the equity interests in the developer entity (which secures 65% of our mortgage notes receivable as of December 31, 2012);
•	additional assets of the developer, including parcels of undeveloped and developed real estate (which secure 67% of our mortgage notes receivable as of December 31, 2012); and
•	personal guarantees of the principals of the developer entity (which secure 65% of our mortgage notes receivable as of December 31, 2012).

If there is no third-party financing for a development project, our lien on the subject parcels is a first priority lien. If there is third-party financing, our lien on the subject parcels is subordinate to such financing. We enter each loan prepared to assume or retire any senior debt if necessary to protect our capital. We seek to enter into agreements with third-party lenders that require the third-party lenders to notify us of a default by the developer under the senior debt and allow us to assume or retire the senior debt upon any default under the senior debt. 11 of the 27 loans outstanding as of December 31, 2012, representing approximately 15% of the aggregate principal amount of the outstanding loans, are secured by a first lien on the respective property; 5 of the 27 loans outstanding as of December 31, 2012, representing approximately 4% of the aggregate principal amount of the outstanding loans, are secured by a second lien on the respective property; 3 of the 27 loans outstanding as of December 31, 2012, representing approximately 49% of the aggregate principal amount of the outstanding loans, are secured by a co-investment (which are secured by multiple properties through second liens, pledges of ownership interests and guarantees, as described below); 5 of the 27 loans outstanding as of December 31, 2012, representing approximately 5% of the aggregate principal amount of the outstanding loans, are secured by a pledge of the ownership interest of the borrower or entity which holds title to the property; and 3 of the 27 loans outstanding as of December 31, 2012, representing approximately 27% of the aggregate principal amount of the outstanding loans, are secured by other types of security interests. Co-investments are mezzanine loans that are secured by multiple projects in which an affiliate has also invested. Co-investment loans are cross-collateralized and are secured by second liens in finished lots and entitled land, pledges of the ownership interests in the borrowing entities, and guarantees. We enter into collateral-sharing arrangements with our affiliates and our borrowers that allocate the proceeds of the co-investment collateral between us and our affiliates. Under these collateral-sharing arrangements, we are generally entitled to receive 50-75% of collateral proceeds. In the event of a borrower’s bankruptcy, we are entitled to receive 100% of the collateral proceeds after payment of the senior lenders, ahead of payment to our affiliates.

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

Underwriting Criteria

When selecting mortgage loans and investments that we intend to originate or purchase, our general partner adheres to the following underwriting criteria:

•	Liens. All loans and investments made by us must be evidenced by a note and must be secured (1) by a first or second lien that is insured by a title insurance company, (2) by a pledge of the partnership interests in the special purpose entity holding the property or by both a subordinate lien position and a pledge of the partnership interests in the special purpose entity, or (3) by a commitment as to the priority of the loan or the condition of title. In addition, our loans and investments may be secured by a pledge of additional ownership interests of the developer and its affiliates in other development projects.
•	Interest Rate. We seek to originate loans bearing interest at rates ranging from 10% to 16% per annum.
•	Term and Amortization. We currently do not have a policy that establishes a minimum or maximum term for the loans we may make, nor do we intend to establish one. Loans typically are structured as interest-only notes with balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender, i.e., the conditions under which principal is repaid to the senior lender, if any.

•	Geographical Boundaries. We may buy or originate loans in any of the 48 contiguous United States. As of December 31, 2012, we have originated loans in Texas, Colorado, Arizona and New Mexico.

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

Credit Facility

On September 21, 2009, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, the Partnership entered into a Loan and Security Agreement (the “Loan Agreement”) with Wesley J. Brockhoeft, an unaffiliated individual (the “Lender”), pursuant to which the Lender provided the Partnership with a revolving credit facility in the maximum principal amount of $15 million (the “Brockhoeft Credit Facility”). The interest rate on the Brockhoeft Credit Facility is equal to 10% per annum. Accrued interest on the outstanding principal amount of the Brockhoeft Credit Facility is payable monthly. The Brockhoeft Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets. In consideration of the Lender originating the Brockhoeft Credit Facility, the Partnership paid the Lender an origination fee in the amount of $300,000. On June 21, 2010, the Partnership entered into the First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”), pursuant to which the maturity date on the Brockhoeft Credit Facility was extended from September 20, 2010 to June 21, 2012. In consideration for amending the Brockhoeft Credit Facility, the Partnership paid the Lender an amendment fee in the amount of $150,000, which was amortized over the life of the Amended Loan Agreement. The Amended Loan Agreement also permitted the Partnership’s existing and future assets to secure our guaranty of a $15 million loan (the “UDF I – Brockhoeft Loan”) from the Lender, as agent for a group of lenders, to UDF I. In connection with the guaranty, we received from UDF I a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. The Amended Loan Agreement also provided for cross-default of the Brockhoeft Credit Facility with the UDF I – Brockhoeft Loan. On June 21, 2012, the Partnership entered into the Second Amendment to Loan and Security Agreement (the “Second Amended Loan Agreement”), pursuant to which the maturity date on the Brockhoeft Credit Facility was extended from June 21, 2012 to June 21, 2014. In consideration for entering into the Second Amended Loan Agreement, the Partnership paid the Lender an additional amendment fee in the amount of $150,000, which is being amortized over the life of the Second Amended Loan Agreement. Our guaranty of the UDF I – Brockhoeft Loan was also modified effective June 21, 2012, pursuant to which UDF I agreed to pay us a monthly fee equal to one-twelfth of 1% of the outstanding principal balance of the UDF I – Brockhoeft Loan. UDF I paid off the UDF I – Brockhoeft Loan in December 2012, thus extinguishing the Partnership’s guaranty of the UDF I – Brockhoeft Loan and extinguishing the cross-default of the Brockhoeft Credit Facility with the UDF I – Brockhoeft Loan. We believe that the interest rate and terms of the Brockhoeft Credit Facility, the Amended Loan Agreement and the Second Amended Loan Agreement are consistent with those offered by financial institutions.

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

After June 21, 2012, the Partnership may not borrow any additional advances under the Second Amended Loan Agreement. The Partnership shall repay the principal amount of the loan in equal installments of $1,250,000 on the 21st day of each March, June, September and December beginning on September 21, 2012. The Partnership obtained a waiver from the Lender of the December 2012 principal payment and will resume making the quarterly principal payments in accordance with the terms of the Second Amended Loan Agreement in March 2013. On June 21, 2014, the Partnership shall pay the aggregate unpaid principal amount of all advances outstanding, all accrued but unpaid interest thereon, all fees and expenses owing to the Lender and all other non-contingent obligations.

If a default occurs under the Brockhoeft Credit Facility, the Lender may declare the Brockhoeft Credit Facility to be due and payable immediately. A default may occur under the Brockhoeft Credit Facility in various circumstances including, without limitation, if (i) the Partnership fails to pay amounts due to the Lender when due under the Second Amended Loan Agreement; (ii) the Partnership fails to comply with its covenants and agreements with the Lender; (iii) the Partnership defaults under obligations for money borrowed in excess of $500,000; (iv) the Lender deems itself insecure or determines that a material adverse effect with respect to the Brockhoeft Credit Facility, the Partnership, or the Brockhoeft Credit Facility collateral has occurred; (v) a criminal action is filed against the Partnership under a federal or state racketeering statute; (vi) a bankruptcy action is filed with respect to the Partnership; (vii) the Partnership conceals, removes, or permits to be concealed or removed, any of its assets with the intent to hinder, delay or defraud the Lender or its other creditors; or (viii) the Second Amended Loan Agreement or other loan documents are terminated, become void or unenforceable, or any security interest issued in connection with the Brockhoeft Credit Facility ceases to be a valid and perfected first priority security interest in any portion of the Brockhoeft Credit Facility collateral. In such event, the Lender may exercise any rights or remedies it may have, including, without limitation, increasing the interest rate to 12% per annum, prohibiting distributions to be made to the Partnership’s partners, and foreclosure of the Partnership’s assets. Any such event may materially impair the Partnership’s ability to conduct its business.

The Partnership intends to utilize the Brockhoeft Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allows the Partnership to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Partnership intends to use the Brockhoeft Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments. Proceeds from the operations of the Partnership will be used to repay the Brockhoeft Credit Facility. As of December 31, 2012 and 2011, approximately $13.8 million and $15 million in principal was outstanding under the Brockhoeft Credit Facility, respectively. Interest expense associated with the Brockhoeft Credit Facility was approximately $1.5 million for each of the years ended December 31, 2012, 2011 and 2010.

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

We will not engage in the following activities:

•	acquire assets in exchange for units of limited partnership interest;
•	issue units of limited partnership interest after the termination of the Offering except for units offered pursuant to our Secondary DRIP; or
•	make loans to our general partner or its affiliates except as permitted by our Partnership Agreement and the NASAA Mortgage Program Guidelines. Such loans are permitted under our Partnership Agreement and the NASAA Mortgage Program Guidelines if an independent advisor issues an opinion to the effect that the proposed loan is fair and at least as favorable to us as a loan to an unaffiliated borrower in similar circumstances.

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

Our general partner, who makes all of our investment decisions, is responsible for managing our affairs on a day-to-day basis and for identifying and making loans on our behalf. UMT Holdings holds 99.9% of the limited partnership interests in our general partner. UMT Services owns the remaining 0.1% of the limited partnership interests in our general partner and serves as its general partner. Theodore “Todd” F. Etter, Jr. and Hollis M. Greenlaw, who are directors of UMT Services, own 100% of the equity interests in UMT Services. UMT Services is the general partner and owns 0.1% of the limited partnership interests in UMT Holdings. The remaining 99.9% of the limited partnership interests in UMT Holdings are held as follows as of December 31, 2012: Todd F. Etter (30.00%), Hollis M. Greenlaw (30.00%), Craig A. Pettit (5.00%), Christine A. Griffin (1.95%), Timothy J. Kopacka (4.84%), William E. Lowe (1.06%), Michael K. Wilson (7.41%), Ben L. Wissink (10.09%), Cara D. Obert (4.82%) and Melissa H. Youngblood (4.83%). For more information regarding the relationships of our key personnel to our general partner and its affiliates, see the diagram below and “Item 10, Directors, Executive Officers and Corporate Governance – Key Personnel.”

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

(1)	Todd F. Etter and Hollis M. Greenlaw each own one-half of the equity interests in UMT Services. Messrs. Etter and Greenlaw and Michael K. Wilson serve as directors of UMT Services. UMT Services serves as general partner of UMTH General Services, L.P. (“General Services”), an affiliate of our general partner, Land Development.

(2)	UMT Services serves as the general partner and owns 0.1% of the limited partnership interests in UMT Holdings. The remaining 99.9% of the limited partnership interests in UMT Holdings are held as follows as of December 31, 2012: Todd F. Etter (30.00%), Hollis M. Greenlaw (30.00%), Craig A. Pettit (5.00%), Christine A. Griffin (1.95%), Timothy J. Kopacka (4.84%), William E. Lowe (1.06%), Michael K. Wilson (7.41%), Ben L. Wissink (10.09%), Cara D. Obert (4.82%) and Melissa H. Youngblood (4.83%).

(3)	UMT Services serves as the general partner and owns 0.1% of the limited partnership interests in each of General Services and Land Development. UMT Holdings owns the remaining 99.9% of the limited partnership interests in each of General Services and Land Development, our general partner. Land Development also serves as the asset manager for UDF I, UDF II, UDF IV and UDF LOF.

(4)	United Development Funding, Inc. is owned 33.75% by each of Messrs. Greenlaw and Etter, 22.5% by Mr. Kopacka, and 10% by Ms. Griffin.

(5)	United Development Funding II, Inc. is owned 50% by each of Messrs. Etter and Greenlaw.

(6)	Land Development owns 100% of the general partnership and limited partnership interests in UDF Land GenPar, L.P.

(7)	General Services serves as the advisor for UMT.

(8)	United Development Funding, Inc. serves as general partner for UDF I and owns a 0.02% general partnership interest, Land Development owns a 49.99% subordinated profits interest, and unaffiliated limited partners own the remaining 49.99% of the interests in UDF I.

(9)	United Development Funding II, Inc. serves as general partner for UDF II and owns a 0.1% general partnership interest, Land Development owns a 49.95% subordinated profits interest, and unaffiliated limited partners own the remaining 49.95% of the interests in UDF II.

(10)	Land Development serves as our general partner and holds a 0.01% general partner interest. Approximately 9,000 limited partners, as of December 31, 2012, own 99.99% of our limited partnership units.

(11)	UDF Land GenPar, L.P. serves as the general partner for UDF LOF and holds a 0.01% general partnership interest. UDF Land GenPar, L.P. also holds a subordinated profit participation interest in UDF LOF. The investors who purchase units in the private offering by UDF LOF will own 99.9% of the limited partnership interests. As of December 31, 2012, approximately 610 limited partners held interests in UDF LOF.

(12)	General Services serves as the advisor to UDF IV. Land Development serves as the asset manager to UDF IV. UMT Holdings owns 10,000 of UDF IV’s shares of beneficial interest as of December 31, 2012.

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

Housing Industry

The U.S. housing market suffered declines over the past five years, particularly in geographic areas that had previously experienced rapid growth, steep increases in property values and speculation.  In 2009, the homebuilding industry was focused on further reducing supply and inventory overhang of new single-family homes. In 2010, national and regional homebuilders increased the number of homes constructed from the number constructed in 2009. In 2011, the number of new homes constructed fell slightly from 2010 as homebuilders adjusted to the expiration of the federal homebuyer tax credit, which we believe pulled demand forward at the expense of the following sales season. We believe that while demand for new homes was affected across the country by the general decline of the housing industry, the housing markets in the geographic areas in which we have invested and intend to invest have not been impacted as greatly. Further, we believe that, as a result of the inventory reductions and corresponding lack of development over the past few years, the supply of new homes and finished lots has generally aligned with market demand in most real estate markets. Home starts increased in 2012 from the levels experienced in 2009, 2010 and 2011, and we expect that more homes will be started in 2013 than in 2012 as homebuilders meet increasing demand. We also believe that we will see continued demand for our products in 2013.

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

Except for certain intra-family transfers, limited partners are limited in their ability to transfer their units. Our Partnership Agreement and certain state regulatory agencies have imposed restrictions relating to the number of units limited partners may transfer. In addition, the suitability standards imposed on our investors also apply to potential subsequent purchasers of our units. If limited partners are able to find a buyer for their units, they may not sell their units to such buyer unless the buyer meets the suitability standards applicable to him or her. Accordingly, it will be difficult for a limited partner to sell their units promptly or at all. Limited partners may not be able to sell their units in the event of an emergency, and if they are able to sell their units, they may have to sell them at a substantial discount. It is also likely that the units would not be accepted as the primary collateral for a loan.

Limited partners will not have the opportunity to evaluate our future loans prior to their origination or purchase.

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

The homebuilding industry has undergone a significant downturn. Further deterioration in industry or economic conditions or in the broader economic conditions of the markets where we operate could further decrease demand and pricing for new homes and residential home lots and have additional adverse effects on our operations and financial results.

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

We believe that the difficult conditions within the homebuilding industry reached a bottom in early 2009 and demand is beginning to slowly return although it remains challenged in many markets. According to a joint release from the U.S. Department of Housing and Urban Development and the Census Bureau, the sale of new single-family homes in December 2012 was estimated to be at a seasonally-adjusted rate of 369,000, approximately 8.8% above the December 2011 estimate. The median sales price of new homes sold in December 2012 was $248,900; the average sales price was $304,000. The seasonally-adjusted estimate of new houses for sale at the end of December 2012 was 151,000, representing a supply of 4.9 months at the December 2012 sales rate.

In such a business climate, developers to which we have loaned money may be unable to generate sufficient income from the sale of single-family residential lots to repay our loans. Accordingly, continued or further deterioration of homebuilding conditions or in the broader economic conditions of the markets where we operate could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our development loans and, consequently, reduce our ability to pay distributions to our limited partners.

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

Since 2007, the mortgage lending industry has experienced significant instability due to, among other things, defaults on subprime loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums. Deterioration in credit quality among subprime and other nonconforming loans has caused many lenders to eliminate subprime mortgages and most other loan products that are not conforming loans, FHA/VA-eligible loans or jumbo loans (which meet conforming underwriting guidelines other than loan size). Fewer loan products and tighter loan qualifications and any other limitations or restrictions on the availability of those types of financings in turn make it more difficult for some borrowers to finance the purchase of new homes and for some buyers of existing homes from move-up new home buyers to finance the purchase of the move-up new home buyer’s existing home. These factors have served to reduce the affordability of homes and the pool of qualified homebuyers and made it more difficult to sell to first time and first time move-up buyers which have long made up a substantial part of the affordable housing market. Such reductions in demand may increase the likelihood of defaults on our development loans and, consequently, may reduce our ability to pay distributions to our limited partners.

We also believe that the liquidity provided by Fannie Mae (Federal National Mortgage Association) and Freddie Mac (Federal Home Loan Mortgage Corporation) (“Government Sponsored Enterprises” or “GSEs”) to the mortgage industry is very important to the housing market. These entities have reported severe losses as a result of challenging housing and credit market conditions. These losses have reduced their equity and limited their ability to acquire mortgages. The director of the Federal Housing Finance Agency (“FHFA”), James B. Lockhart III, on September 7, 2008 announced his decision to place Fannie Mae and Freddie Mac into a conservatorship run by FHFA. That plan contained three measures: an increase in the line of credit available to the GSEs from the U.S. Treasury, so as to provide liquidity; the right of the U.S. Treasury to purchase equity in the GSEs, so as to provide capital; and a consultative role for the Federal Reserve in a reformed GSE regulatory system. The U.S. Treasury later announced a further increase in the line of credit available to the GSEs, providing guaranteed backing for all losses that they suffer.  The U.S. Treasury’s support of the two GSEs while under conservatorship of the FHFA was intended to promote stability in the secondary mortgage market and lower the cost of funding. The GSEs modestly increased their mortgage-backed securities portfolios through the end of 2009. Then, to address systemic risk, their portfolios began to be gradually reduced, largely through natural run off, and will eventually stabilize at a lower, less risky size. To further support the availability of mortgage financing for millions of Americans, the U.S. Treasury initiated a temporary program to purchase GSE mortgage-backed securities, which expired with the U.S. Treasury’s temporary authorities in December 2009.  Coinciding with the Treasury purchase program was the Federal Reserve, which purchased $1.25 trillion worth of mortgage-backed securities through the end of March 2010.  This program ended on March 31, 2010, as scheduled by the Federal Reserve. On September 21, 2011, the Federal Reserve announced that it would begin reinvesting the principal payments from its mortgage-backed securities holdings into additional purchases of agency mortgage-backed securities to help further support conditions in mortgage markets. On September 13, 2012, the Federal Reserve announced that it would again increase monetary policy accommodation by purchasing additional agency mortgage-backed securities at a pace of $40 billion per month, would continue, through the end of 2012, its program of extending the average maturity of its holdings of securities, and would maintain its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in more agency mortgage-backed securities. On December 12, 2012, the Federal Reserve announced that it would further increase monetary policy accommodation by purchasing additional U.S. Treasury securities at an initial pace of $45 billion per month in addition to the $40 billion per month purchases of agency mortgage backed securities that the Federal Reserve announced on September 13, 2012. The Federal Reserve stated in that same announcement that these actions should put downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative. Any limitations or restrictions on the availability of financing or on the liquidity provided by the GSEs could adversely affect interest rates and mortgage availability and could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our limited partners.

The homebuilding industry’s strategies in response to the adverse conditions in the industry have had limited success, and the continued implementation of these and other strategies may not be successful.

Since the downturn began, most homebuilders have been focused on generating positive operating cash flow, resizing and reshaping their product for a more price-conscious consumer and adjusting finished new home inventories to meet demand, and did so in many cases by significantly reducing the new home prices and increasing the level of sales incentives. Since reaching a peak of approximately 1,283,000 new home sales in 2005, new home sales declined each year, year-over-year, to a low of approximately 306,000 new home sales in 2011. We believe that the decline in new home sales was largely due to a decrease in consumer confidence, due principally to home price declines, elevated unemployment, slow wage growth, as well as the negative national housing, financial industry, and economic news. A more restrictive mortgage lending environment, unemployment and the inability of some buyers to sell their existing homes have also impacted new home sales. Many of the factors that affect new home sales are beyond the control of the homebuilding industry. However, we believe that the housing market has bottomed and begun to recover. Home sales in 2012 rose to approximately 369,000.

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

Demand for new homes is sensitive to changes in housing affordability. Most new home purchasers finance their home purchases through lenders providing mortgage financing. Since 2008, the mortgage lending industry has experienced significant instability. As a result of increased default rates and governmental initiatives to improve capital ratios, many mortgage lenders have tightened credit requirements and have reduced the amount of their lending with regard to residential mortgage loans. Fewer loan products, stricter loan qualification standards, and higher down payment requirements have made it more difficult for many potential homebuyers to finance the purchase of homes. Increases in interest rates may make houses more difficult to afford. Lack of availability of mortgage financing at acceptable rates reduces demand for homes.

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

Our success depends on the diligence, experience and skill of certain executive officers and other key personnel of our general partner, including Todd F. Etter, Hollis M. Greenlaw, Michael K. Wilson, Ben L. Wissink, Melissa H. Youngblood and Cara D. Obert. Although our general partner or its affiliates have employment contracts with key personnel, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our general partner or its affiliates. Our general partner, or affiliates of our general partner, have obtained key person life insurance policies on Mr. Hollis M. Greenlaw and Mr. Ben L. Wissink. We have not obtained life insurance policies on any other key personnel involved in our operations and, therefore, have no insulation against extraneous events that may adversely affect their ability to implement our investment strategies. We believe that our future success depends, in large part, upon our general partner’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for highly skilled managerial, operational and marketing personnel is intense, and we cannot assure limited partners that we will be successful in attracting and retaining such personnel. The loss of any key person could harm our business, financial condition, cash flow and results of operations. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategy could be delayed or hindered.

In addition, many of the executive officers and other key personnel of our general partner are bound by non-competition agreements, and there are remedies under certain state laws if such officers or key personnel conduct activities that compete with us either during or after their employment. However, our ability to prohibit former employees from competing with us may be limited in many respects, and we cannot assure you that one or more of those persons may not choose to compete with us, or that we could limit their ability to do so or recover anything in such an event. Competition by these officers or key employees may harm our business, financial condition and results of operations.

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

As of December 31, 2012, we have not entered into any joint ventures. As of December 31, 2012, we have co-invested in one loan originated by an affiliate, UMT, with an outstanding balance of approximately $74.7 million. In addition, as of December 31, 2012, one affiliate, UDF IV, has participated in six loans we have originated for approximately $14.9 million, and another affiliate, UDF LOF, has participated in three loans we have originated for approximately $13.0 million. See “Item 13, Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons” for further discussion of these investments.

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

Because our general partner and its affiliates control us, UDF I, UDF II, UDF IV and UDF LOF, agreements and transactions among certain of the parties with respect to any loan participation among two or more of such parties will not have the benefit of an arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these loan participation arrangements, we may not have a first priority position with respect to the underlying collateral. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. In addition, to the extent that our co-venturer is an affiliate of our general partner, certain conflicts of interest will exist.

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

Any investor requesting repurchase of their units pursuant to our unit redemption program will be required to certify to us that such investor acquired the units by either (1) a purchase directly from us or (2) a transfer from the original subscriber by way of a bona fide gift not for value to, or for the benefit of, a member of the subscriber’s immediate or extended family or through a transfer to a custodian, trustee or other fiduciary for the account of the subscriber or his/her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or by operation of law. Limited partners should also be fully aware that our unit redemption program contains certain restrictions and limitations. Units will be redeemed on a quarterly basis to the extent our general partner determines there are sufficient excess funds from operations to redeem units, and in the near-term will be limited primarily to those redemptions requested as a result of death and exigent circumstances, to the extent there are sufficient funds to redeem units. We will not redeem in excess of 5% of the weighted average number of units outstanding during the 12-month period immediately prior to the date of redemption. In addition, the cash available for redemption generally will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from our distribution reinvestment plan. Further, our general partner reserves the right to terminate, suspend, or amend the unit redemption program at any time. Effective June 30, 2009, in order to conserve cash and in response to increasing requests for redemptions, we have limited our redemptions primarily to those requested as a result of death, disability and exigent circumstances, to the extent our general partner determines there are sufficient funds to redeem units. No units were redeemed from May 2010 through March 2012, and no units have been redeemed since July 2012. Therefore, limited partners should not assume that they will be able to sell any of their units back to us pursuant to our redemption program.

If limited partners are able to resell their units to us pursuant to our redemption program, they will likely receive substantially less than the fair market value for such units.

Except as described below for redemptions upon the death of a limited partner, the purchase price for the redeemed units, for the period beginning after a limited partner has held the units for a period of one year, is equal to: (i) 92% of the Estimated Unit Value (as defined below) for any units held less than two years, (ii) 94% of the Estimated Unit Value for any units held for at least two years but less than three years, (iii) 96% of the Estimated Unit Value for any units held at least three years but less than four years, (iv) 98% of the Estimated Unit Value for any units held at least four years but less than five years; and (v) 100% of the Estimated Unit Value for any units held at least five years. The price the Partnership will pay for redeemed units will be offset by any net proceeds from capital transactions previously distributed to the redeeming limited partner in respect of such units as a return of his or her capital contributions.  In addition, the purchase price for units redeemed upon the death of a limited partner is equal to 100% of the Estimated Unit Value, with the aggregate annual number of units redeemed for all deceased limited partners not to exceed 1% of units outstanding in the preceding twelve-month period. The price the Partnership will pay for units redeemed upon the death of a limited partner will be offset by any net proceeds from capital transactions previously distributed to the deceased limited partner, or his or her estate, in respect of such units as a return of capital contributions. For purposes of establishing the redemption price per unit, “Estimated Unit Value” shall mean the most recently disclosed reasonable estimated value of the Partnership’s units of limited partnership interest as determined by our general partner. On March 6, 2012, our general partner determined the Estimated Unit Value to be $20.00 per unit, which will be used as the Estimated Unit Value until such time as our general partner provides a new estimated value of the Partnership’s units of limited partnership interest.

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

Our general partner and its affiliates perform services for us in connection with the selection and acquisition of our investments and the administration of our investments. Our general partner and its affiliates are paid fees for such services, which reduces the amount of cash available for investment in properties or distribution to limited partners.

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

We may invest up to 25% of the gross offering proceeds in loans to purchase unimproved land, and as of December 31, 2012, we have invested 1% of the gross offering proceeds in such loans. For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics: (a) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

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

We expect that we will be the junior lender with respect to many of our loans. We may invest in (a) second mortgage loans (some of which are also secured by pledges), which investments represent 5% of the gross offering proceeds as of December 31, 2012; (b) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 52% of the gross offering proceeds as of December 31, 2012; (c) mezzanine loans (which are secured by pledges), which investments represent 28% of the gross offering proceeds as of December 31, 2012; and (d) wraparound mortgage loans, which investments represent 0% of the gross offering proceeds as of December 31, 2012. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Substantially all of our loans will require balloon payments or reductions to principal tied to net cash, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any), and as of December 31, 2012, 100% of our loans have balloon payments or reductions to principal tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to a greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We have made and will continue to make and acquire interest-only loans or loans requiring reductions to accrued interest tied to net cash, and as of December 31, 2012, 100% of the loans we have made and acquired are interest-only loans or loans requiring reductions to accrued interest tied to net cash. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans, which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing mortgage loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrower’s monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less diversity and may increase risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 5% of the total amount raised in the Offering, or (b) $2.5 million to $12.5 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our investments in loans to or from any one borrower will not exceed an amount greater than 20% of the total capital contributions raised in the Offering, and as of December 31, 2012, our largest investment in a loan to or from any one borrower is equal to 15% of the total capital contributions raised in the offering. Our investments in loans to or from any one borrower are calculated based on the aggregate amount of capital contributions raised in the Offering actually used to make or invest in loans with such borrower.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of December 31, 2012, we have invested 45% of our offering proceeds in 12 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

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

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as of December 31, 2012, the highest interest rate we have charged on an annualized basis is 18%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our limited partners.

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

We are subject to risks related to the geographic concentration of the properties securing the loans and equity investments we make.

While we intend to enter into loans and agreements with respect to properties throughout the United States, we have thus far funded loans relating to properties located in Texas, Colorado, Arizona and New Mexico. We may enter into transactions with respect to properties located in Florida when homes and land inventories are aligned and prices correct in these markets. If the residential real estate market or general economic conditions in these geographic areas decline, the developers’ ability to sell completed project parcels located in these areas may be impaired, we may experience a greater rate of default on the loans we make with respect to properties in these areas and the value of the parcels that secure our loans in these areas could decline. Any of these events could materially adversely affect our business, financial condition or results of operations more so than if our investments were more geographically diversified.

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

If limited partners intend to purchase units through their IRA, or if limited partners act as trustees of an IRA or other fiduciary of a retirement plan considering an investment in units, they must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our investments have not generated sufficient income at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code likely will require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units without any corresponding cash distributions with which to pay the income tax liability attributable to any such distribution. Also, fiduciaries of a retirement plan should consider that, for distributions subject to mandatory income tax withholding under Section 3405 of the Internal Revenue Code, the fiduciary may have an obligation, even in situations involving in-kind distributions of units, to liquidate a portion of the in-kind units distributed in order to satisfy such withholding obligations. There may also be similar state and/or local tax withholding or other obligations that should be considered.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our limited partnership units, and we do not expect that one will develop. This illiquidity creates a risk that a limited partner may not be able to sell units at a time or price acceptable to the limited partner. In February 2009, the Financial Industry Regulatory Authority (“FINRA”) issued a notice to broker-dealers that sell units of non-traded real estate direct participation programs, such as the Partnership’s. This notice informed broker-dealers that they may not report in a customer account statement an estimated unit value that is developed from data more than 18 months old, which in effect requires non-traded direct participation programs to provide broker-dealers with an estimated value per unit of limited partnership interest within 18 months of the completion of their offering stage. We completed our offering stage in April 2009. Accordingly, to meet FINRA guidelines, on each of October 22, 2010 and March 6, 2012, Land Development, our general partner, approved an estimated value of our units of limited partnership interest equal to $20.00 per unit. In making a determination of the estimated value of our units, Land Development assessed our assets, less liabilities, per unit and the execution of our business model set forth in the prospectus regarding our initial public offering of limited partnership interests. Land Development also engaged an independent firm specializing in the valuation of businesses, partnerships and intellectual property, which derived a range of estimated values per unit using various valuation analyses. The estimated value per unit determined by Land Development is within the range of values derived by the independent firm.

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

Unit Redemption Program

Limited partners who have held their units for at least one year may request that the Partnership repurchase their units, subject to the pricing and significant terms and conditions described in Note H to the Financial Statements included elsewhere in this Annual Report. A limited partner wishing to have units repurchased must mail or deliver in writing a request to the Partnership indicating such desire. However, effective June 30, 2009, in order to conserve cash and in response to increasing requests for redemptions, we limited our redemptions primarily to those requested as a result of death, disability and exigent circumstances, to the extent our general partner determines there are sufficient funds to redeem units. In any event, we will not redeem in excess of 5% of the weighted average number of units outstanding during the 12-month period immediately prior to the date of redemption. In addition, the cash available for redemption will generally be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from our distribution reinvestment plan.

No units were redeemed from May 2010 through March 2012. In April and July 2012, our general partner determined that the Partnership had sufficient excess cash from operations to repurchase some units as a result of the deaths of limited partners. However, no units have been redeemed since July 2012. Therefore, for year ended December 31, 2012, our general partner approved and the Partnership redeemed a total of approximately 17,450 units as a result of the deaths of limited partners for an aggregate of $349,000 (an average repurchase price of approximately $20.00 per unit). However, as stated below, our general partner will determine from time to time whether the Partnership has sufficient excess cash from operations to repurchase units. No units have been repurchased since July 2012 and there is no guarantee that the Partnership will repurchase any additional units in the future.

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

The Partnership complies with the Distinguishing Liabilities from Equity topic of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”), which requires, among other things, that financial instruments that represent a mandatory obligation of the Partnership to repurchase limited partner units be classified as liabilities and reported at settlement value.  We believe that limited partner units tendered for redemption by the unit holder under the Partnership’s unit redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our general partner.  At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of December 31, 2012, we did not have any approved redemption requests included in our liabilities.

Holders

As of March 15, 2013, we had 18,913,172 limited partnership units outstanding that were held by a total of approximately 9,000 limited partners.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan pursuant to which investors may elect to have a portion of the full amount of their distributions from us reinvested in additional units. As of December 31, 2012, we were offering 5,000,000 units for sale pursuant to our Secondary DRIP at $20 per unit, which will be available until we sell all $100,000,000 worth of units being offered pursuant to the Secondary DRIP; provided, however, that our general partner may terminate the offering of units pursuant to the Secondary DRIP at any earlier time.

Distributions

Cash available for distributions represents the cash funds received by us from operations (other than net proceeds from a capital transaction) that produce proceeds from (i) the repayment of principal or prepayment of a mortgage to the extent classified as a return of capital for federal income tax purposes, (ii) the foreclosure, sale, exchange, condemnation, eminent domain taking or other disposition of a mortgage loan or of a property subject to a mortgage, or (iii) insurance or a guarantee with respect to a mortgage, including, without limitation, interest, points, revenue participations in property appreciation and interest or dividends from interim investments or proceeds from borrowings, if appropriate, less all cash used to pay Partnership expenses and debt payments and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with the Offering). Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions, in addition to the payments made to our general partner and related parties that are described in “Item 13, Certain Relationships and Related Transactions, and Director Independence.”

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

The chart below summarizes the aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of December 31, 2012 and 2011:

	As of December 31,
	2012		2011
General Partner	$19,767,000	(1)	$15,342,000	(2)
Limited Partners	160,674,000	(3)	124,457,000	(4)
Retained Earnings Reserve	6,880,000		5,271,000
Retained Earnings Deficit	(11,211,000)		(8,801,000)

(1)	approximately $19.8 million paid in cash.

(2)	approximately $13.7 million paid in cash and $1.6 million has been declared, but not paid.

(3)	approximately $107.4 million paid in cash and approximately $53.3 million reinvested in 2,663,191 units of limited partnership interest under our DRIP and Secondary DRIP.

(4)	approximately $81.6 million paid in cash and approximately $42.9 million reinvested in 2,144,754 units of limited partnership interest under our DRIP and Secondary DRIP.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets, including the distributions to our general partner described above, and the general and administrative – related parties expenses for the years ended December 31, 2012 and 2011. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

	For the Years Ended December 31,
	2012	2011
Payments to General Partner and Related Parties	$8,960,000	$7,486,000
Total General and Administrative Expenses to General Partner and Related Parties	$2,758,000	$2,698,000

For the year ended December 31, 2012, we have made the following distributions to our limited partners:

Period Ended	Date Paid	Distribution Amount
December 31, 2011	January 24, 2012	$3,030,091
January 31, 2012	February 24, 2012	3,036,865
February 29, 2012	March 23, 2012	2,847,457
March 31, 2012	April 24, 2012	3,051,709
April 30, 2012	May 24, 2012	2,958,253
May 31, 2012	June 22, 2012	3,063,606
June 30, 2012	July 24, 2012	2,971,944
July 31, 2012	August 24, 2012	3,077,919
August 31, 2012	September 24, 2012	3,084,382
September 30, 2012	October 24, 2012	2,991,591
October 31, 2012	November 23, 2012	3,098,697
November 30, 2012	December 24, 2012	3,005,276
		$36,217,790

For the year ended December 31, 2012, we paid distributions of $36,217,790 ($25,849,039 in cash and $10,368,751 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $48,600,354. For the year ended December 31, 2011, we paid distributions of $35,098,089 ($24,225,933 in cash and $10,872,156 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $45,401,226. For the period from our inception through December 31, 2012, we paid distributions of approximately $160.7 million (approximately $107.4 million in cash and approximately $53.3 million in limited partnership units pursuant to our DRIP and Secondary DRIP), as compared to cumulative cash flows from operations of approximately $199.8 million and cumulative net income of approximately $190.4 million.

The distributions to our limited partners paid during the years ended December 31, 2012 and 2011, along with the amount of distributions reinvested pursuant to our Secondary DRIP and the sources of our distributions were as follows:

	For the Years Ended December 31,
	2012		2011
Distributions paid in cash	$25,849,039		$24,225,933
Distributions reinvested	10,368,751		10,872,156
Total distributions	$36,217,790		$35,098,089
Source of distributions:
Cash flows from operations	$36,217,790	100%	$35,098,089	100%
Total sources	$36,217,790	100%	$35,098,089	100%

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

On July 3, 2006, we accepted our initial public subscribers as limited partners. Since such time, we admitted new investors at least monthly until the Primary Offering was terminated on April 23, 2009. As of December 31, 2012, we had issued an aggregate of 18,827,498 units of limited partnership interest in the Primary Offering, the DRIP and the Secondary DRIP, consisting of 16,499,994 units that have been issued to our limited partners pursuant to the Primary Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 1,946,931 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $39.0 million, minus 335,687 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $6.7 million. Of the offering costs paid as of December 31, 2012, approximately $11.2 million was paid to our general partner or its affiliates for organizational and offering expenses, and approximately $28.4 million was paid to non-affiliates for commissions and dealer fees.

As of December 31, 2012, we had used the proceeds from the Primary Offering, the DRIP and the Secondary DRIP to originate 60 loans, including 33 loans that have been repaid in full by the respective borrower, totaling approximately $572.3 million. We have approximately $36.6 million of commitments to be funded, including approximately $15.1 million of commitments for mortgage notes receivable – related parties and $7.3 million for participation interest – related party. As of December 31, 2012, we have paid our general partner approximately $10.3 million for acquisition and origination fee expenses associated with the mortgage notes receivable.

Item 6.  Selected Financial Data.

We present below selected financial information. We encourage investors to read the financial statements and the notes accompanying the financial statements included in this Annual Report. This information is not intended to be a replacement for the financial statements.

	Years Ended December 31,
	2012	2011	2010	2009	2008
OPERATING DATA
Revenues	$53,159,213	$51,426,947	$49,023,295	$43,995,547	$25,806,038
Expenses	10,858,480	9,252,394	8,930,822	7,274,965	4,217,748
Net Income	$42,300,733	$42,174,553	$40,092,473	$36,720,582	$21,588,290
Earnings per limited partnership unit, basic and diluted	$2.04	$2.09	$2.05	$1.96	$1.94

	As of December 31,
	2012	2011	2010	2009	2008
BALANCE SHEET DATA
Mortgage notes receivable, net	$226,908,530	$224,471,362	$220,804,130	$202,437,145	$169,825,653
Mortgage notes receivable – related parties, net	49,021,242	52,027,407	54,622,666	51,973,747	43,311,599
Participation interest – related party, net	75,188,457	66,150,523	57,851,492	54,726,000	39,259,006
Deferred offering costs	-	-	-	-	612,292
Other assets	12,210,643	13,332,871	10,722,984	18,140,258	19,712,862
Total assets	$363,328,872	$355,982,163	$344,001,272	$327,277,150	$272,721,412

Line-of-credit	$13,750,000	$15,000,000	$15,000,000	$15,000,000	$-
Accrued liabilities – related parties	2,054,894	3,507,212	3,678,858	3,003,890	3,346,306
Distributions payable	-	1,552,450	2,983,217	-	-
Other liabilities	322,760	398,759	340,720	230,552	934,151
Total liabilities	16,127,654	20,458,421	22,002,795	18,234,442	4,280,457
Partners' capital	347,201,218	335,523,742	321,998,477	309,042,708	268,440,955
Total liabilities and partners' capital	$363,328,872	$355,982,163	$344,001,272	$327,277,150	$272,721,412

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

Our loan portfolio, consisting of mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party grew from approximately $333 million as of December 31, 2010, to approximately $343 million as of December 31, 2011, to approximately $351 million as of December 31, 2012. With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased. Our expenses related to the portfolio also increased, including the loan loss expense, which was approximately $3.5 million, $4.0 million and $5.6 million for the years ended December 31, 2010, 2011 and 2012, respectively. The increase in loan loss reserve expense primarily related to increased reserves associated with growth in our loan portfolio as well as additional reserves recorded due to general market conditions.

In September 2009, we entered into the Brockhoeft Credit Facility, of which $15 million, $15 million and $13.8 million as of December 31, 2010, 2011 and 2012, respectively, was included in notes payable. Our intent is to utilize the Brockhoeft Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves. As a result of the Brockhoeft Credit Facility and our desire to avoid the need for large idle cash reserves, our cash balances were approximately $815,000, $2.7 million and $3.9 million as of December 31, 2010, 2011 and 2012, respectively. Our interest expense associated with the Brockhoeft Credit Facility was approximately $1.5 million for each of the years ended December 31, 2010, 2011 and 2012.

Net income was approximately $40.1 million, $42.2 million and $42.3 million for the years ended December 31, 2010, 2011 and 2012 respectively, and earnings per limited partnership unit, basic and diluted, were $2.05, $2.09 and $2.04, respectively, for the same periods. Our earnings per limited partnership unit, basic and diluted, are calculated based on earnings allocated to the limited partners divided by the weighted average limited partnership units outstanding. Such earnings per limited partnership unit, basic and diluted, have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

As of December 31, 2012, we had originated 60 loans, including 33 loans that have been repaid in full by the respective borrower, totaling approximately $572.3 million. Of the 27 loans outstanding as of December 31, 2012, seven of the loans totaling approximately $48.8 million and one loan totaling approximately $74.7 million are included in mortgage notes receivable – related parties and participation interest – related party, respectively, on our balance sheet. See “Item 13, Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons” for further discussion.

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

Revenue Recognition

Interest income on mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis. Income recognition is suspended for loans at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of both December 31, 2012 and 2011, we were suspending income recognition on two mortgage notes receivable with an aggregate unpaid principal balance of approximately $2.2 million.

We generate mortgage and transaction service revenues and mortgage and transaction service revenues – related parties by originating and acquiring mortgage notes receivable and other loans. In accordance with FASB ASC 310-20, we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes. In addition, credit enhancement fee income is generated by fees charged to parties for credit enhancements provided to lenders by the Partnership on behalf of the parties. Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement. As of December 31, 2012, the Partnership was providing 8 credit enhancements to related parties. See “Off-Balance Sheet Arrangements” below for further discussion.

The Partnership also expenses acquisition and origination fees (“Placement Fees”) paid to the general partner to provide for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with mortgage notes receivable or participation interest held by the Partnership on a straight-line basis. As of December 31, 2012 and 2011, approximately $2.5 million and $3.3 million, respectively, of such net deferred fees are included in mortgage notes receivable. Approximately $698,000 and $779,000 of net deferred fees are included in mortgage notes receivable – related parties as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, approximately $489,000 and $647,000, respectively, of deferred fees are included in participation interest – related party.

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

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged off, while amounts recovered on previously charged off accounts increase the allowance. In January 2011, we charged off approximately $276,000 against the loan loss reserve on a loan with an unrelated party. As of December 31, 2012 and 2011, approximately $16.6 million and $11.1 million, respectively, of allowance for loan losses had been offset against mortgage notes receivable.

Mortgage Notes Receivable and Mortgage Notes Receivable – Related Parties

Mortgage notes receivable and mortgage notes receivable – related parties are recorded at the lower of cost or estimated net realizable value. The mortgage investments are collateralized by land and related improvements to residential property owned by the borrowers and/or the ownership interests of the borrower. Currently, the mortgage investments have terms ranging from one to 36 months. None of such mortgages are insured or guaranteed by a federally owned or guaranteed mortgage agency. We originate and/or acquire all mortgage notes receivable and intend to hold the mortgage notes receivable for the life of the notes.

Participation Interest – Related Party

Participation interest – related party is recorded at the lower of cost or net realizable value. Participation interest – related party represents an Economic Interest Participation Agreement with UMT, pursuant to which we purchased (i) an economic interest in an $82 million revolving credit facility from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the credit facility. See “Item 13, Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons” below for further discussion.

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

Results of Operations

Year ended December 31, 2012 compared to year ended December 31, 2011

Revenues

Interest income (including related party interest income) for the years ended December 31, 2012 and 2011 was approximately $52.1 million and $49.3 million, respectively. The increase in interest income for the year ended December 31, 2012 was primarily the result of our increased mortgage notes receivable (including related party transactions) and participation interest – related party portfolios of approximately $351 million as of December 31, 2012, compared to $343 million as of December 31, 2011.

Mortgage and transaction service revenues (including related party mortgage and transaction service revenues) for the years ended December 31, 2012 and 2011 were approximately $1.0 million and $2.1 million, respectively. The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans. In accordance with FASB ASC 310-20, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes. The decrease was primarily the result of decreased commitment fee income on mortgage notes receivable.

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

Expenses

Interest expense for each of the years ended December 31, 2012 and 2011 was approximately $1.5 million. Interest expense represents interest associated with the Brockhoeft Credit Facility. The Brockhoeft Credit Facility, which was entered into in September 2009 during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in residential real estate, has been used as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allows us to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Brockhoeft Credit Facility has been used as a portfolio administration tool and not to provide long-term or permanent leverage on our investments. The Brockhoeft Credit Facility is secured by a first priority lien on our existing and future assets, and carries an interest rate equal to 10% per annum.

Loan loss reserve expense increased to approximately $5.6 million for the year ended December 31, 2012 from approximately $4.0 million for the year ended December 31, 2011. The increase in loan loss reserve expense primarily related to increased reserves associated with growth in our loan portfolio.

General and administrative expense was approximately $1.1 million and $1.0 million for the years ended December 31, 2012 and 2011, respectively. The increase in general and administrative expense was primarily the result of an increase in investor relations and printing expenses, offset by a reduction in legal and debt financing costs.

General and administrative – related parties expense was approximately $2.8 million and $2.7 million for the years ended December 31, 2012 and 2011, respectively. The increase in general and administrative – related parties expense was primarily the result of an increase in mortgage servicing fees payable to our general partner.

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

Year ended December 31, 2011 compared to year ended December 31, 2010

Revenues

Interest income (including related party interest income) for the years ended December 31, 2011 and 2010 was approximately $49.3 million and $46.8 million, respectively. The increase in interest income for the year ended December 31, 2011 was primarily the result of our increased mortgage notes receivable (including related party transactions) and participation interest – related party portfolios of approximately $343 million as of December 31, 2011, compared to $333 million as of December 31, 2010.

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

General and administrative expense was approximately $1.0 million and $1.2 million for the years ended December 31, 2011 and 2010, respectively. The decrease in general and administrative expense was primarily the result of a reduction in investor relations expenses and a reduction in debt financing costs.

General and administrative – related parties expense was approximately $2.7 million and $2.8 million for the years ended December 31, 2011 and 2010, respectively. The decrease in general and administrative – related parties expense was primarily the result of a reduction in investor relations expenses offset by an increase in mortgage servicing fees payable to our general partner.

Comparison charts

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the years ended December 31, 2012, 2011 and 2010. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Years Ended
		December 31,
Payee	Purpose	2012		2011		2010
Land Development
	Placement Fees	$447,000	5%	$472,000	6%	$131,000	7%
	Promotional interest	5,266,000	59%	5,099,000	68%	1,004,000	50%
	Carried interest	726,000	8%	755,000	10%	143,000	7%
	Mortgage servicing fee	1,204,000	13%	1,045,000	14%	328,000	16%
General Services
	Operating expense reimbursement	1,317,000	15%	115,000	2%	408,000	20%

Total payments		$8,960,000	100%	$7,486,000	100%	$2,014,000	100%

The chart below summarizes general and administrative – related parties expense for the years ended December 31, 2012, 2011 and 2010. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Years Ended
	December 31,
General and administrative expense – related parties	2012		2011		2010

Amortization of Placement Fees	$1,222,000	44%	$1,221,000	45%	$1,217,000	44%
Mortgage servicing fee	969,000	35%	892,000	33%	815,000	29%
Amortization of debt financing fees	11,000	1%	22,000	1%	71,000	2%
Operating expense reimbursement	556,000	20%	563,000	21%	683,000	25%

Total general and administrative expense – related parties	$2,758,000	100%	$2,698,000	100%	$2,786,000	100%

Cash Flow Analysis

Cash flows provided by operating activities for the year ended December 31, 2012 were approximately $48.6 million and were comprised primarily of net income adjusted for the provision for loan losses and accrued interest receivable, offset by accrued interest receivable – related parties, accounts receivable – related parties, other assets, and accrued liabilities – related parties. Cash flows provided by operating activities for the year ended December 31, 2011 were approximately $45.4 million and were comprised primarily of net income adjusted for the provision for loan losses, offset by accrued interest receivable and accrued interest receivable – related parties. Cash flows provided by operating activities for the year ended December 31, 2010 were approximately $46.3 million and were comprised primarily of net income adjusted for the provision for loan losses, accrued interest receivable, accrued liabilities, and accrued liabilities – related parties.

Cash flows used in investing activities for the years ended December 31, 2012, 2011 and 2010 were approximately $14.1 million, $13.4 million and $26.9 million, respectively, resulting primarily from origination of mortgage notes receivable (including related party) and participation interest – related party, offset by receipts from mortgage notes receivable (including related party) and participation interest – related party.

Cash flows used in financing activities for the years ended December 31, 2012, 2011 and 2010 were approximately $33.4 million, $30.1 million and $24.2 million, respectively, and were primarily the result of distributions to partners as well as payments on the Brockhoeft Credit Facility.

Our cash and cash equivalents were approximately $3.9 million, $2.7 million and $815,000 as of December 31, 2012, 2011 and 2010, respectively.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) our administrative expenses, (3) debt service on senior indebtedness required to preserve our collateral position, (4) distributions and redemptions to unit holders, and (5) utilization of the Brockhoeft Credit Facility. We expect that our liquidity will be provided by (1) loan interest, transaction fees and credit enhancement fee payments, (2) loan principal payments, (3) sale of loan pools through securitization and direct sale of loans, (4) proceeds from our Secondary DRIP, and (5) credit lines available to us.

In most cases, loan interest payments will be accrued under an interest reserve. Interest reserve accounts are accrued as loan proceeds and are intended to provide cash for monthly interest payments until such time that revenue from the sale of land or developed lots is sufficient to meet the debt service obligations. In the event that interest reserves are exhausted prior to realization of sufficient cash from land or lot sales, a loan default may occur. If the loan agreement does not include interest reserve provisions, interest payments are due and payable monthly. Payment defaults and decreasing land and lot sales may result in less liquidity and affect our ability to meet our obligations and make distributions. Limited credit facilities may impact our ability to meet our obligations or expand our loan portfolio when other sources of cash are not sufficient.

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

Material Trends Affecting Our Business

We believe that the housing market reached a bottom and continues to recover and strengthen. This recovery will continue to be regional in its early stages, led by those housing markets with balanced supply, affordable and stable home prices, lower levels of foreclosures, strong economies, and strong demand fundamentals. Nationally, the housing recovery has strengthened as excess inventories of new and existing homes have been absorbed and consumer demand continues to return. We expect the housing recovery will continue to slowly strengthen as household balance sheets are restored in each market. The Federal Reserve has indicated that it intends to keep reserve interest rates at historic lows until the national unemployment rate returns to 6.5%, so long as inflation between one and two years ahead is projected to be no more than 2.5%, and longer-term inflation expectations continue to be well anchored. The Federal Reserve has also committed to an open-ended purchase program targeting agency-backed residential mortgage-backed securities and U.S. Treasury Securities. Further, the Federal Reserve has stated that it expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the economic recovery strengthens. Easing policies of the Federal Reserve, coupled with extensive price correction over the past several years, have restored housing affordability across the country. We believe that continued strengthening of the recovery depends on the continued recovery of consumer health and consumer confidence. The national consumer confidence index, which fell to record lows during the economic downturn, continues to recover slowly, but remains below levels historically associated with normalized conditions. Nationally, we believe consumers continue to remain cautious due to uncertainty present in many economic sectors, particularly with regards to the European debt crisis, elevated unemployment, low wage growth, and events associated with federal fiscal policy, including tax rates and spending, which are expected to take place in the first half of 2013. Additionally, continued economic weakness and fiscal tightening on the state and local levels associated with particular states most severely affected by the collapse of the housing bubble will likely drag on consumer health and confidence in those markets. We expect the housing markets that participated most heavily in the housing bubble will continue to lag the overall recovery, as consumers in those markets have generally suffered greater losses of household wealth from the declines in home prices and equity and continue to experience higher levels of unemployment relative to the nation as a whole.

Unemployment remains elevated and access to conventional real estate and commercial financing remains challenging in many parts of the country. These factors continue to pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand. However, as inventory levels continue to decline and housing prices stabilize, we expect the housing recovery to gain strength. We continue to believe that the recovery will be stronger in markets such as Texas, where consumer confidence averaged more than 20 points higher than the national index from December 2011 to December 2012; where the job growth rate over the past 12 months was approximately 110 basis points higher than the national rate; and where approximately 15.3% of all single-family homebuilding permits in the country were issued in 2012. Further, according to the Bureau of Labor Statistics, approximately 17.7% of the total net new jobs created in the United States since the official end of the national recession were created in Texas (from June 2009 to December 2012). Currently, 95% of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery – and balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts and sales have all risen significantly from their respective lows reflects a continued return of real demand for new homes. However, we anticipate the former bubble market states – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures. We believe these conditions have caused significant weakness among consumers in these markets, and losses of property tax revenue, sales and use tax revenue, and budget imbalances have, in many cases, led to significant fiscal difficulties at the state and municipal levels associated with these former bubble markets.

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued high unemployment, and housing price instability have made potential new home purchasers and real estate lenders cautious. As a result of these factors, the national housing market experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slower recovery for the housing industry relative to historical trends. However, improving fundamentals such as the return of price stability and price inflation, high home affordability, and continued inventory absorption indicate to us that the recovery will continue to gain strength in the coming quarters.

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers. In correlation, the number of finished lots developed has decreased and remains near historic lows, even as home starts have begun to increase, which has begun to result in a shortage of developed lots in select markets and submarkets and may result in a wider shortage of new homes and developed lots in select real estate markets in 2013 and 2014. We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and affordable and stable home prices. With lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets. In order to support the availability of mortgage financing for millions of Americans, the U.S. Treasury initiated a temporary program to purchase GSE mortgage-backed securities, which expired with the U.S. Treasury’s temporary authorities in December 2009. Coinciding with the Treasury purchase program was the Federal Reserve, which purchased $1.25 trillion worth of mortgage-backed securities through the end of March 2010. This program ended on March 31, 2010, as scheduled by the Federal Reserve. On September 21, 2011, the Federal Reserve announced that it would begin reinvesting the principal payments from its mortgage-backed securities holdings into additional purchases of agency mortgage-backed securities to help further support conditions in mortgage markets. On September 13, 2012, the Federal Reserve announced that it would again increase monetary policy accommodation by purchasing additional agency mortgage-backed securities at a pace of $40 billion per month, would continue, through the end of 2012, its program of extending the average maturity of its holdings of securities, and would maintain its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in more agency mortgage-backed securities.  On December 12, 2012, the Federal Reserve announced that it would further increase monetary policy accommodation by purchasing additional U.S. Treasury securities at an initial pace of $45 billion per month in addition to the $40 billion per month purchases of agency mortgage backed securities that the Federal Reserve announced on September 13, 2012. The Federal Reserve stated in that same announcement that these actions should put downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.

Nationally, the pace of new home sales rose slightly during the fourth quarter of 2012 from the pace of sales in the third quarter of 2012, although the December 2012 sales pace was lower than the September 2012 sales pace. National fundamentals that drive home sales continue to improve in most markets and home affordability remains near record-highs, so we expect the pace of home sales will continue to increase in 2013. The U.S. Census Bureau reports that the sales of new single-family residential homes in December 2012 were at a seasonally adjusted annual rate of 369,000 units. This number is down approximately 2.6% from the revised September 2012 figure of 379,000, but it is up approximately 8.8% year-over-year from the December 2011 estimate of 339,000.

The national raw number of new single -family home inventory increased slightly in the fourth quarter of 2012 for the first time since the second quarter of 2007. Through much of the downturn, homebuilders reduced their starts and focused on selling their existing new home inventory. The national figure for new single-family home inventory had fallen in each sequential quarter from the third quarter of 2007 to the first quarter of 2012. Inventory remained stable from March 2012 to September 2012 before increasing in the fourth quarter of 2012. We believe that, with such reductions and subsequent stabilization, the new home market has been restored to equilibrium in most markets, even at lower levels of demand. The subsequent increase in new home inventory suggests to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle. Further, the new home market is experiencing shortages in certain markets that did not participate in the housing bubble. The seasonally adjusted estimate of new homes for sale at the end of December 2012 was 151,000, which is lower than any time since the U.S. Census Bureau began keeping records, excluding the third quarter of 2012. This number represents a generally short supply of 4.9 months at the December 2012 sales rate. We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through early 2009, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period. Since bottoming in early 2009, however, single-family permits and starts have improved significantly. Single-family homes authorized by building permits in December 2012 were at a seasonally adjusted annual rate of 578,000 units. This was an increase year-over-year of approximately 27.3% from the rate of 454,000 in December 2011, and is approximately 71.5% higher than the low of 337,000 set in January 2009. Single-family home starts for December 2012 stood at a seasonally adjusted annual rate of 616,000 units. This pace is up approximately 18.5% from the December 2011 estimate of 520,000 units. Further, the December 2012 pace of home starts is 74.5% higher than the low of 353,000 set in March 2009. Such increases suggest to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

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

In 2009, the Harvard Joint Center for Housing Studies forecasted that an average of between approximately 1.25 million and 1.48 million new households will be formed per year over the next ten years. Likewise, the Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders, and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade and approximately 1.8 million housing units per year should be started to meet such new demand, including approximately 1.3 million new single-family homes per year based on the estimation of the Homeownership Alliance that 72% of all housing units built will be single-family residences. According to the U.S. Census Bureau, the United States averaged approximately 1.5 million new households formed annually between 1997 and 2007. During the downturn, household formation fell to approximately 772,000 households formed in 2008, approximately 398,000 households formed in 2009, and 357,000 households formed in 2010. In 2012, the U.S. Census Bureau estimated that approximately 2.4 million new households were formed in 2011, a figure that was upwardly revised by more than a million households from the 2011 Census Bureau release. The Census Bureau also estimates that approximately 1.2 million new households were formed in 2012. We believe that the return of household formation and significant increases in household formation are significant contributors to the corresponding increases in new home starts and sales.

While housing woes beleaguered the national economy, Texas housing markets held up as some of the healthiest in the country. Furthermore, as recovery in the housing sector continues to strengthen across the country, we believe that Texas housing markets have continued to lead the recovery. Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits. We have concentrated our investment portfolio in Texas as we believe Texas markets, though weakened from their starts and sales peaks in 2007 and 2008, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios. Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona, and Nevada experienced. The following graph, created with data from the third quarter 2012 Federal Housing Finance Agency’s (“FHFA”) Purchase Price Only Index, illustrates the rises and declines in home prices nationally, as well as in California, Florida, Arizona, and Nevada over the past few years. Further, the graph illustrates how Texas maintained relative home price stability throughout the downturn. The Purchase Price Only Index indicates that Texas had a home price appreciation of 5.58% between the third quarter of 2011 and the third quarter of 2012. Home prices in Texas continue to outperform the national average appreciation of 4.04%, which was the third consecutive quarter of year-over-year home price appreciation since the fourth quarter of 2007. Further, the index also reports that over the past five years, Texas home prices have demonstrated significantly more home price stability than the national average, as home prices in Texas appreciated 4.32% compared to a national depreciation of -15.37% over the same time period. The chart also illustrates the return of home price inflation nationally as well as in the former bubble states of California, Arizona, Nevada, and Florida. Significantly, the Texas home price index stands at an all-time high, in contrast to the national and former bubble state indices which remain well below their peaks.

FHFA’s Purchase Price Only Index tracks average house price changes in repeat sales on the same single-family properties. The Purchase Price Only Index is based on more than 6 million repeat sales transactions and is based on data obtained from Fannie Mae and Freddie Mac for mortgages originated over the past 38 years. FHFA analyzes the combined mortgage records of Fannie Mae and Freddie Mac, which form the nation’s largest database of conventional, conforming mortgage transactions. The conforming loan limit for mortgages purchased since the beginning of 2006 has been $417,000. Loan limits for mortgages originated in the latter half of 2007 through December 31, 2008 were raised to as much as $729,750 in high-cost areas in the contiguous United States. Legislation generally extended those limits for 2009-originated mortgages. An appropriations act (PL111-88) further extended those limits for 2010 originations in places where the limits were higher than those that would have been calculated under pre-existing rules.

Median new home prices in the four major Texas markets have begun to rise. According to Metrostudy, a leading provider of primary and secondary market information, the median new home prices for the fourth quarter of 2012 in the metropolitan areas of Austin, Houston, Dallas-Fort Worth, and San Antonio were $228,322, $227,161, $248,910 and $211,256, respectively.

Using the Department of Housing and Urban Development’s estimated 2013 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.54 times, 1.40 times, 1.31 times, and 1.40 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area. These numbers illustrate the affordability of Texas homes, as each of these markets has higher affordability than the national average. Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the fourth quarter of 2012 and assuming an annual mortgage insurance premium of 70 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Using the Department of Housing and Urban Development’s 2013 income data to project an estimated median income for the United States of $64,400 and the December 2012 national median sales prices of new homes sold of $248,900, we conclude that the national median income earner has 1.25 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States. This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 69 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such home prices have begun to stabilize. We believe that such price stabilization indicates that new home affordability has been restored to the national housing market.

Since the national recession’s official end, Texas employment markets have experienced strong job growth. According to the United States Department of Labor, Texas added approximately 260,800 jobs in the 12 months ended December 2012. Texas’ employment levels have now exceeded pre-recession levels by approximately 264,300 jobs. Furthermore, substantially all of those jobs created over the trailing twelve months have been in the private sector (258,500), which was the second largest private sector job increase of any state over that time period and is a growth rate of 2.9%. Since the national recession’s end in June 2009, Texas has added 622,600 net new jobs, which is about 17.7% of all net jobs added nationwide over that 42 month period. Further, Texas has added approximately 1.5 million new jobs over the past 10 years and nearly 1.4 million in the private sector, comparing well to national employment growth that added just over 3.8 million total jobs over that ten-year period and 3.5 million private sector jobs in those ten years. From December 2011 to December 2012, Austin added 32,800 jobs year-over-year. Dallas-Fort Worth added 73,900 jobs over that same time period. Houston added 82,000 jobs over that period and San Antonio added 23,000 jobs in that time.

The unemployment rate in Texas fell year-over-year from 7.4% in December 2011 to 6.1% in December 2012. The decrease in the state unemployment rate occurred in spite of significant growth in Texas’ labor force. According to the Bureau of Labor Statistics, Texas has added approximately 119,229 workers to its labor force over the past 12 months. Furthermore, the labor force participation rate in Texas is 65.0% as of December 2012, which is 140 basis points higher than the national labor force participation rate of 63.6%. The national unemployment rate fell year-over-year from December 2011 (8.5%) to December 2012 (7.8%). The national unemployment rate was unchanged between the end of the third quarter of 2012 and the fourth quarter of 2012. In addition, all four major Texas labor markets have unemployment rates significantly below the national unemployment rate.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product, and new home demand. According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery. The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001. We believe, based on transitions in the Texas Leading Index as prepared monthly by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year, and emerged from the recession in the late spring of 2009. We believe the Texas economy continues to lead the national economic recovery. The Texas Leading Index, which combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months, has risen significantly since reaching a low of 100.5 in March 2009 and, as of November 2012 (the most recent reading), was 123.0. The Index’s six-month moving average now stands at its highest reading since September 2008.

Further, we believe Texas consumers are beginning to return to their normal consumption habits. The aggregate value of state sales tax receipts in Texas increased 9.4% year-over-year in December 2012 from December 2011 – the 33rd consecutive month in which Texas has experienced year-over-year improvement in sales tax receipts.

The U.S. Census Bureau reported in its 2012 Estimate of Population Change for the period from July 1, 2011 to July 1, 2012 that Texas led the country in population growth during that period. The estimate concluded that Texas’ population grew by 1.7%, or 427,425 people, a number that was 1.2 times greater than the next closest state in terms of raw population growth, California, and nearly twice as great as the second closest state in terms of raw population growth, Florida. Over the last decade, July 1, 2000 to July 1, 2010, Texas grew by nearly 4.3 million residents, averaging nearly 427,000 new residents per year. This population growth was 1.17 times greater in terms of raw population growth than the next closest state, California, and 2.63 times greater than the second closest state, Florida. The U.S. Census Bureau also reported that among the 100 largest counties in the country, six of the top 20 counties for raw population growth between July 1, 2010 and July 1, 2011 were in Texas: Harris (Houston), Tarrant (Fort Worth), Bexar (San Antonio), Collin (North Dallas), Dallas (Dallas) and Travis (Austin). The 2011 Census release on county and metropolitan population growth remains the most recent as of this filing. In April 2012, the U.S. Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio, and Dallas-Fort Worth – were among the top 15 in the nation for population growth from 2010 to 2011. Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 126,037. Houston-Sugarland-Baytown was second in the nation with a population increase of 110,068 from July 1, 2010 to July 1, 2011. Austin-Round Rock had an estimated population growth of 55,272 and San Antonio had an estimated population growth of 41,036 over the same period. The percentage increase in population for each of these major Texas cities ranged from 1.8% to 3.2%.

The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly healthier than the national average. We do not expect the four major Texas housing markets will be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona and Nevada. The mortgage analytic company, CoreLogic, reports that, through the third quarter of 2012, approximately 42.3% of all homes with negative equity were located in one of those four states compared to approximately just 2.8% of all the negative equity homes in the country that were located in the state of Texas. We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales were consistently greater than new home starts in Texas markets over the downturn, which indicates that homebuilders in Texas were focused on preserving a balance between new home demand and new home supply. We believe that homebuilders and developers in Texas remained disciplined on new home construction and project development. Inventories of finished new homes and total new housing (finished vacant, under construction, and model homes) remain at generally healthy and balanced levels in all major Texas markets: Austin, Dallas-Fort Worth, Houston, and San Antonio. Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels. However, the number of finished lots available in each market has fallen significantly and the months’ supply has generally returned to balanced levels. Furthermore, finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets. Over the fourth quarter, homebuilders in all four major Texas markets started more homes than they sold as they continued to address constriction in home inventory levels. We believe this trend will continue in 2013 and that these increased start levels will likely result in greater shortages of finished lots in these markets, particularly in the most desirable submarkets. The lack of commercial financing for development has constrained finished lot development over the past five years even as new home demand and sales continued. We believe that such demand and sales will increase and these finished lot shortages will become more pronounced in coming quarters. As of December 2012, Houston has an estimated inventory of finished lots of approximately 22.0 months and Austin has an estimated inventory of finished lots of approximately 21.5 months, both of which represent slightly constrained levels. San Antonio has an estimated inventory of finished lots of approximately 25.7 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 34.7 months. A 24-28 month supply is considered equilibrium for finished lot supplies.

We expect to see the months’ supply of lot inventory continue to decrease as the homebuilders increase their pace of home starts since the prior elevation in months’ supply of finished lot inventory in Texas markets was principally the result of the decrease in the pace of annual starts rather than an increase in the raw number of developed lots. Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks. Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 41.1% from 73,047 to 43,011 in the fourth quarter of 2012. San Antonio’s finished lot inventory fell 40.3% to 16,692 in the third quarter of 2012 from its peak at 27,937 in the second quarter of 2008. San Antonio’s finished lot inventory subsequently experienced an increase in the fourth quarter of 2012. Austin’s finished lot inventory peaked in the first quarter of 2009 at 27,176, and is down 42.0% to 15,767. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 91,787 lots and has fallen 43.8% to 51,593 lots. Such inventory reduction continued in the fourth quarter of 2012 in three of these four markets as the number of finished lots dropped by more than 800 in Austin during the fourth quarter, more than 1,800 in Dallas-Fort Worth, and approximately 1,500 in Houston. San Antonio’s finished lot supply increased by just over 600 lots in the fourth quarter. Even with the increase in finished lot inventory, San Antonio’s month supply based on the home start rate was unchanged from the third quarter of 2012 to the fourth quarter and remains within levels associated with equilibrium. Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales in 2013 as homebuilders replenish their inventory.

Texas markets continue to be some of the strongest homebuilding markets in the country. Though the pace of homebuilding in Texas fell between 2007 and 2011 as a result of the national economic downturn and reduced availability of construction financing, homebuilding began to increase in 2012. Still, the availability of construction and development finance remains challenging for private homebuilders and developers to obtain. According to the Federal Deposit Insurance Corporation, Texas banks reduced their outstanding loan portfolio of construction and development loans by approximately 1.4% from the second quarter of 2012 to the third quarter of 2012 as they have done each quarter since the second quarter of 2008. Construction and development loans held by Texas banks declined year over year by approximately 9.2% from approximately $16.7 billion as of September 30, 2011 to approximately $15.3 billion as of September 30, 2012. While the previous decline in housing starts through the downturn caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it also preserved a balance in housing inventory. Annual new home starts in Austin outpaced sales 8,810 versus 7,838, with annual new home sales rising year-over-year by approximately 17.8%. Finished housing inventory stands at a level of 2.8 months, while total new housing inventory (finished vacant, under construction and model homes) rose to a supply of 7.7 months. The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2.0-to-2.5 month supply and a 6.0-to-6.5 month supply, respectively. While the present month supply in Austin would typically indicate an elevated inventory level, we believe that this increase in supply coupled with the incidence of new home starts exceeding new home sales indicates that homebuilders in this market anticipate greater demand for homes in coming months. As a result, we believe this increase in supply reflects an expanding sales pipeline rather than an imbalance of supply. Annual new home starts in San Antonio outpaced sales 8,078 versus 7,436, with annual new home sales increasing year-over-year by approximately 5.5%. Finished housing inventory rose to a healthy 2.2 month supply. Total new housing inventory fell to a 6.7 month supply. Houston’s annual new home starts outpaced sales 23,481 versus 21,713, with annual new home sales increasing year-over-year by approximately 17.0%. Finished housing inventory fell to a slightly short 1.9 month supply while total new housing inventory fell to a healthy 6.4 month supply. Annual new home starts in Dallas-Fort Worth outpaced sales 17,845 versus 16,282, with annual new home sales increasing year-over-year by approximately 11.4%. Finished housing inventory fell to a healthy 2.1 month supply, while total new housing inventory rose to a slightly elevated 7.3 month supply, which again indicates to us that homebuilders anticipate a strengthening housing market and growing demand for new homes. All numbers are as released by Metrostudy, a leading provider of primary and secondary market information.

According to the Real Estate Center at Texas A&M University, existing housing inventory levels are constrained. As of December 2012, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock and San Antonio was 2.7 months, 3.8 months, 3.0 months, 4.0 months, 4.5 months and 5.2 months, respectively. Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through December 2012, the number of existing homes sold to date in (a) Austin was 25,466, up 20% year-over-year; (b) San Antonio was 20,473, up 11% year-over-year; (c) Houston was 68,491 up 16% year-over-year; (d) Dallas was 50,043, up 17% year-over-year; (e) Fort Worth was 9,003, up 11% year-over-year; and (f) Lubbock was 3,331, up 20% year-over-year.

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

Our general partner is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that it reasonably anticipates to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Annual Report on Form 10-K. The disruption of mortgage markets, in combination with a significant amount of negative national press discussing constriction in mortgage markets and the decline of the national housing industry over the last five years, including declining home prices, have made potential new home purchasers and real estate lenders very cautious. The economic downturn, the failure of highly respected financial institutions, significant volatility in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers to postpone their purchases. In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty. We believe that this has slowed the sales of new homes and finished lots developed in certain markets; however, we do not anticipate the prices of those lots changing materially. We also expect that the decrease in the availability of replacement financing may increase the number of defaults on real estate loans made by us or extend the time period anticipated for the repayment of our loans. Our future results could be negatively impacted by prolonged weakness in the economy, high levels of unemployment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.

Off-Balance Sheet Arrangements

From time to time, we enter into guarantees of debtors’ or affiliates’ borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and affiliates and investments in partnerships (collectively referred to as “guarantees”), and account for such guarantees in accordance with FASB ASC 460-10, Guarantees. Guarantees generally have fixed expiration dates or other termination clauses and may require payment of a fee by the debtor or affiliate. A guarantee involves, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the guarantee.

In August 2009, we entered into a guaranty (the “TCB Guaranty”) with Texas Capital Bank, National Association (“Texas Capital”), by which we guaranteed the repayment of up to $5 million owed to Texas Capital with respect to that certain promissory note between UMT Home Finance, L.P., a Delaware limited partnership (“UMT Home Finance”), and Texas Capital. UMT Home Finance is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the TCB Guaranty, we entered into a letter agreement with UMT Home Finance, which provides for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the TCB Guaranty (i.e., $50,000 per annum) through August 2012. Effective August 28, 2012, the letter agreement was modified and UMT Home Finance agreed to pay us a monthly fee equal to one-twelfth of 1% of the outstanding principal balance of the Texas Capital loan. In conjunction with this agreement, approximately $15,000, $50,000 and $50,000, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012, 2011 and 2010. Approximately $3,000 related to these fees is included in accounts receivable – related parties as of December 31, 2012. No amount is included in accounts receivable – related parties as of December 31, 2011 related to these fees.

In March 2010, we entered into a guaranty (the “Resort Island Guaranty”) for the benefit of the Bank of Las Colinas (“BOLC”), pursuant to which we guaranteed the repayment of up to $925,000 owed to BOLC with respect to a loan between UDFLOF Resort Island, L.P., a Delaware limited partnership (“UDFLOF Resort Island”), and BOLC. UDFLOF Resort Island is a wholly owned subsidiary of UDF LOF. The general partner of UDF LOF is a wholly-owned subsidiary of our general partner, and our general partner serves as the asset manager for UDF LOF. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the Resort Island Guaranty, we entered into a letter agreement with UDFLOF Resort Island pursuant to which UDFLOF Resort Island paid us a guaranty fee equal to 1% of our maximum exposure (i.e., $9,250) under the guaranty. UDFLOF Resort Island paid off the loan to BOLC in December 2010, thus extinguishing the guaranty. In conjunction with this agreement, no amount is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012 and 2011. Approximately $9,000 is included in mortgage and transaction service revenues – related parties income for the year ended December 31, 2010.

In April 2010, we entered into a guaranty (the “UDF IV HF Guaranty”) for the benefit of Community Trust Bank of Texas (“CTB”), pursuant to which we guaranteed the repayment of up to $6 million owed to CTB with respect to a revolving line of credit loan between UDF IV Home Finance, L.P., a Delaware limited partnership (“UDF IV Home Finance”), and CTB. UDF IV Home Finance is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of our general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UDF IV HF Guaranty, we entered into a letter agreement with UDF IV Home Finance, which provides for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum), to be paid in 12 equal monthly installments. In conjunction with this agreement, $60,000, $60,000 and $45,000, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012, 2011 and 2010.

In April 2010, we entered into a guaranty (the “UMT 15th Street Guaranty”) for the benefit of CTB, pursuant to which we guaranteed the repayment of up to $1.6 million owed to CTB with respect to a loan between UMT 15th Street, L.P., a Delaware limited partnership (“UMT 15th Street”), and CTB. UMT 15th Street is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT 15th Street Guaranty, we entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. This fee of approximately $11,000, $11,000 and $10,000, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012, 2011 and 2010. Approximately $1,000 and $8,000 related to these fees is included in accounts receivable – related parties as of December 31, 2012 and 2011, respectively.

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which was secured by a lien on all of our existing and future assets. Our general partner serves as the asset manager for UDF I.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. Effective June 21, 2012, the agreement was modified and UDF I agreed to pay us a monthly fee equal to one-twelfth of 1% of the outstanding principal balance of the UDF I – Brockhoeft Loan. UDF I paid off the UDF I – Brockhoeft Loan in December 2012, thus extinguishing the guaranty. This fee of approximately $198,000, $450,000 and $225,000, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012, 2011 and 2010. Approximately $273,000 and $113,000 related to these fees is included in accounts receivable – related parties as of December 31, 2012 and 2011, respectively.

In August 2010, we entered into a guaranty (the “UDF IV Acquisitions Guaranty”) for the benefit of CTB, pursuant to which we guaranteed the repayment of up to $8 million owed to CTB with respect to a revolving line of credit loan between UDF IV Acquisitions, L.P., a Delaware limited partnership (“UDF IV Acquisitions”), and CTB. UDF IV Acquisitions is a wholly owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of our general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UDF IV Acquisitions Guaranty, we entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month. This fee of approximately $59,000, $43,000 and $20,000, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012, 2011 and 2010. Approximately $7,000 and $5,000 related to these fees is included in accounts receivable – related parties as of December 31, 2012 and 2011, respectively.

In December 2010, we entered into a guaranty (the “UDF IV Finance II Guaranty”) for the benefit of The F&M Bank and Trust Company (“F&M”), pursuant to which we guaranteed the repayment of up to $10 million owed to F&M with respect to a loan between UDF IV Finance II, L.P., a Delaware limited partnership (“UDF IV Finance II”), and F&M. UDF IV Finance II is a wholly owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV and an affiliate of our general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UDF IV Finance II Guaranty, we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. This fee of approximately $58,000 and $52,000, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012 and 2011. No amount is included in mortgage and transaction service revenues – related parties income for the year ended December 31, 2010. Approximately $5,000 related to these fees is included in accounts receivable – related parties as of each of December 31, 2012 and 2011.

In May 2011, we entered into a guaranty (the “UMT HF III Guaranty”) for the benefit of Veritex Community Bank, National Association (“Veritex”), pursuant to which we guaranteed the repayment of up to $4.3 million owed to Veritex with respect to a loan between UMT Home Finance III, L.P., a Delaware limited partnership (“UMT HF III”), and Veritex. UMT HF III is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT HF III Guaranty, we entered into a letter agreement with UMT HF III which provides for UMT HF III to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. This fee of approximately $29,000 and $8,000, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012 and 2011. No amount is included in mortgage and transaction service revenues – related parties income for the year ended December 31, 2010. Approximately $3,000 and $7,000 related to these fees is included in accounts receivable – related parties as of December 31, 2012 and 2011, respectively.

In August 2011, we entered into a guaranty (the “UMT HF II Guaranty”) for the benefit of First Financial Bank, N.A. (“FFB”), pursuant to which we guaranteed the repayment of up to $250,000 owed to FFB with respect to a loan between UMT Home Finance II, L.P., a Delaware limited partnership (“UMT HF II”), and FFB. UMT HF II is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT HF II Guaranty, we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. The FFB loan was repaid in full by UMT HF II in May 2012 and thus the UMT HF II Guaranty was extinguished. The credit enhancement fee of approximately $500 and $400, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012 and 2011. No amount is included in mortgage and transaction service revenues – related parties income for the year ended December 31, 2010. Approximately $400 related to these fees is included in accounts receivable – related parties as of December 31, 2011.

In October 2011, we entered into a guaranty (the “UMT HF II Green Bank Guaranty”) for the benefit of Green Bank, N.A. (“Green Bank”), pursuant to which we guaranteed the repayment of up to $5 million owed to Green Bank with respect to a loan between UMT HF II and Green Bank. UMT HF II is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT HF II Green Bank Guaranty, we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. This fee of approximately $1,200 and $300, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012 and 2011. No amount is included in mortgage and transaction service revenues – related parties income for the year ended December 31, 2010. Approximately $200 and $300 related to these fees is included in accounts receivable – related parties as of December 31, 2012 and 2011, respectively.

As of December 31, 2012, we had 11 outstanding guarantees, including: (1) 10 limited repayment guarantees with total credit risk to us of approximately $50.6 million, of which approximately $37.6 million has been borrowed against by the debtor and (2) one letter of credit issued on behalf of a borrower with total credit risk to us of approximately $18,000, of which no amount had been borrowed against by the debtor.

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

Contractual Obligations

As of December 31, 2012, we had originated 60 loans, including 33 loans that have been repaid in full by the respective borrower, totaling approximately $572.3 million. We have approximately $36.6 million of commitments to be funded, including approximately $15.1 million of commitments for mortgage notes receivable – related parties and $7.3 million for participation interest – related party. For the year ended December 31, 2012, we did not originate or purchase any loans, sold 1 loan participation, and did not acquire any additional participation interests.

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

In addition, we have entered into a credit facility as discussed in Notes E, I and K to the accompanying financial statements. The following table reflects approximate amounts due associated with this credit facility based on its maturity date as of December 31, 2012:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Line-of-credit	$5,000,000	$8,750,000	$-	$-	$13,750,000
Total	$5,000,000	$8,750,000	$-	$-	$13,750,000

The Partnership has no other outstanding debt or contingent payment obligations, other than approximately $50.6 million of certain loan guarantees or letters of credit discussed above in “– Off-Balance Sheet Arrangements” that we may be obligated to make to or for the benefit of third-party lenders.

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

As of December 31, 2012 and 2011, our mortgage notes receivable of approximately $226.9 million and $224.5 million, respectively, mortgage notes receivable – related parties of approximately $49.0 million and $52.0 million, respectively, and participation interest – related party of approximately $75.2 million and $66.2 million, respectively, were all at fixed interest rates, and thus, such assets are not subject to change in future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of our general partner, including its principal executive officer and principal financial officer, evaluated, as of December 31, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of December 31, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Land Development is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The management of Land Development, including its principal executive officer and principal financial officer, evaluated as of December 31, 2012 the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the principal executive officer and principal financial officer of Land Development concluded that our internal controls, as of December 31, 2012, were effective in providing reasonable assurance regarding reliability of financial reporting.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our General Partner

We operate under the direction of our general partner, Land Development, a Delaware limited partnership formed in March 2003 that is responsible for the management and control of our affairs. The executive offices of our general partner are located at 1301 Municipal Way, Suite 100, Grapevine, Texas 76051. UMT Holdings holds 99.9% of the limited partnership interests in our general partner. UMT Services serves as the general partner of our general partner. Todd F. Etter and Hollis M. Greenlaw together own 100% of UMT Services. Our general partner is assisted by the employees of General Services, an affiliate of our general partner. We do not employ our own management personnel. Instead, we pay fees to our general partner for its services to us. See the chart in “Item 1, Business – Conflicts of Interest” for a further discussion of the relationships between our key personnel, our general partner and its affiliates.

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

Key Personnel

We are managed by the key personnel of our general partner, Land Development. The following key personnel hold the positions noted below with our general partner and its affiliates:

Name	Age*	Position with Our General Partner

Todd F. Etter	62	Executive Vice President of our general partner and Director and Chairman of UMT Services, its general partner
Hollis M. Greenlaw	48	Chief Executive Officer of our general partner and President, Chief Executive Officer and Director of UMT Services, its general partner
Michael K. Wilson	50	Director of UMT Services, its general partner
Ben Wissink	31	President
Cara D. Obert	43	Chief Financial Officer
Melissa H. Youngblood	45	Chief Operating Officer

* As of January 31, 2013

Mr. Etter and Mr. Greenlaw are directors, officers and shareholders of UMT Services and UMT Holdings. Mr. Etter, Mr. Greenlaw, Mr. Wilson, Mr. Wissink, Ms. Obert and Ms. Youngblood are partners of UMT Holdings. Mr. Wilson is a director of UMT Services. Mr. Etter and Mr. Greenlaw are shareholders of the general partner of UDF I and are also shareholders and officers of the general partner of UDF II. Mr. Wissink, Ms. Obert and Ms. Youngblood are officers of the general partner of UDF I, officers of the general partner of UDF II and officers of UMT Services. Mr. Etter, Mr. Greenlaw, Mr. Wilson, Mr. Wissink and Ms. Obert are limited partners of UDF I. Mr. Greenlaw is Chief Executive Officer and Chairman of the Board of Trustees for UDF IV. Ms. Obert is Chief Financial Officer and Treasurer of UDF IV. Land Development owns a 100% interest in the general partner of the general partner for UDF LOF. Land Development also owns all of the limited partnership interests in the general partner of UDF LOF. See the chart in “Item 1, Business – Conflicts of Interest” for a further discussion of the relationships between our key personnel, our general partner and its affiliates.

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

Melissa H. Youngblood. Mrs. Youngblood, a partner of UMT Holdings, joined our general partner as Chief Operating Officer in July 2011. Mrs. Youngblood has 19 years’ experience as a practicing attorney.  Prior to joining our general partner, Mrs. Youngblood was a partner at Hallett & Perrin, P.C. in the firm’s corporate and securities section, with a concentration in real estate and lending transactions.  Mrs. Youngblood has represented both publicly and privately owned business entities, including public and private finance, mergers and acquisitions, general contracting and commercial real estate transactions.  Mrs. Youngblood’s legal career has focused on representation of borrowers and lenders in private and commercial lending transactions, and real estate syndicators and financiers in connection with real estate-based lending, documentation of loans, and real estate financing.  She has also represented businesses in various aspects of securities laws, with an emphasis on federal securities reporting and compliance.  Her experience includes corporate reorganizations, mergers, asset acquisitions and sales, shareholder, partnership and joint venture agreements, sales of equity and debt interests, and representation of issuers in connection with private placements of equity and secondary public offerings of debt and equity.  Mrs. Youngblood received her Juris Doctorate from the University of Texas at Austin law school in 1992, and became a member of the State Bar of Texas upon taking the bar exam in 1993.  She graduated with honors from the University of Texas at Arlington in 1990 with a Bachelors of Business Administration degree.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Partnership to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of limited partnership units of the Partnership. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. To the best of our knowledge, we are not aware of any required Section 16(a) filings that were not timely or correctly made during the year ended December 31, 2012.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There are no limited partners known by us who beneficially owned more than 5% of our limited partnership units as of January 31, 2013.

We do not have any officers or directors. Our general partner owns all of the general partnership interest in the Partnership. We do not maintain any equity compensation plans, and no arrangements exist that would, upon operation, result in a change in control for us.

The following table sets forth information as of December 31, 2012 regarding the beneficial ownership of our limited partnership interest and general partnership interest by each person known by us to own 5% or more of the outstanding class of partnership interest, each director of our general partner, each executive officer of our general partner, and the directors and executive officers of our general partner and our general partner, as a group. The percentage of beneficial ownership is calculated based on 18,827,498 limited partnership units issued and outstanding and contributions from our general partner.

		Limited
		Partnership
		Units	Percent
		Beneficially	of
Title of Class	Beneficial Owner	Owned	Class
Limited partner interest	Todd F. Etter (1) (2) (4)	10,995.27	*
Limited partner interest	Hollis M. Greenlaw (1) (2) (5)	12,750.48	*
Limited partner interest	Michael K. Wilson (1) (3)	2,494.26	*
Limited partner interest	Ben L. Wissink (1) (2) (3)	-	*
Limited partner interest	Cara D. Obert (1) (2)	-	*
Limited partner interest	Melissa H. Youngblood (1) (2)	-	*
General partner interest	UMTH Land Development, L.P. (6)	-	100%
All directors, executive officers and the general partner as a group (6 persons)		26,240.01	*

* Denotes less than 1%

(1) The address of Messrs. Etter, Greenlaw, Wilson and Wissink, Ms. Obert and Ms. Youngblood is 1301 Municipal Way, Suite 100, Grapevine, Texas 76051.

(2) Executive officers of UMTH Land Development, L.P., our general partner.

(3) Executive officers and/or directors of UMT Services, Inc., general partner of UMTH Land Development, L.P.

(4) Includes 336.01 units held by KLA, Ltd. and 7,083.85 units held by Etter Amalgamated, Inc.  Mr. Etter shares voting and investment power over the units held by KLA, Ltd. and has sole voting and investment power over the units held by Etter Amalgamated, Inc. The address for KLA, Ltd. and Etter Amalgamated Inc. is 1301 Municipal Way, Suite 100, Grapevine, Texas 76051.

(5) Includes 2,904.95 units held by Mojo Investments, L.P and 9,560 units held by WAB, Ltd. Mr. Greenlaw has sole voting and investment power over the units held by Mojo Investments, L.P. and is a limited partner for the units held by WAB, Ltd. The address for Mojo Investments, L.P. and WAB, Ltd. is 1301 Municipal Way, Suite 100, Grapevine, Texas 76051.

(6) The address of UMTH Land Development, L.P. is 1301 Municipal Way, Suite 100, Grapevine, Texas 76051.  UMTH Land Development, L.P. had an initial $100 capital contribution, but has not purchased limited partnership units.

None of the above units has been pledged as security.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

As of December 31, 2012, we have approximately $49.0 million of mortgage notes receivable – related parties, consisting of 7 related party loans and one participation interest – related party totaling approximately $75.2 million. Mortgage notes receivable – related parties and participation interest – related party represent approximately 34% of our total assets. As of December 31, 2012, we have approximately $2.7 million of accrued interest receivable – related parties, and we have paid our general partner approximately $10.3 million for acquisition and origination fee expenses associated with the mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party. For the year ended December 31, 2012, we recognized approximately $16.4 million and $622,000 for interest income – related parties and mortgage and transaction service revenues – related parties, respectively. We also recognized approximately $2.8 million of general and administrative expenses – related parties for the year ended December 31, 2012. As of December 31, 2012, we had seven outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $39.9 million, of which approximately $27.8 million has been borrowed against by the debtor.

As of December 31, 2011, we had approximately $52.0 million of mortgage notes receivable – related parties, consisting of 7 related party loans and one participation interest – related party totaling approximately $66.2 million. Mortgage notes receivable – related parties and participation interest – related party represent approximately 33% of our total assets. As of December 31, 2011, we had approximately $2.6 million of accrued interest receivable – related parties, and we had paid our general partner approximately $10.0 million for acquisition and origination fee expenses associated with the mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party. For the year ended December 31, 2011, we recognized approximately $15.2 million and $1.0 million for interest income – related parties and mortgage and transaction service revenues – related parties, respectively. We also recognized approximately $2.7 million of general and administrative expenses – related parties for the year ended December 31, 2011. As of December 31, 2011, we had nine outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $52.7 million, of which approximately $37.1 million had been borrowed against by the debtor.

Our general partner and certain of its affiliates are paid compensation and fees for services relating to the Offering and the investment and management of our assets.

Effective January 1, 2010, we began reimbursing General Services for operating expenses incurred by General Services in assisting Land Development in our management. General Services and our general partner are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both General Services and our general partner. For the years ended December 31, 2012, 2011 and 2010, General Services was reimbursed approximately $1.3 million, $115,000 and $408,000, respectively, for such expenses.

Our general partner also is paid 3% of the net amount available for investment in mortgages for fees and expenses associated with the selection and origination of mortgages, including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us. For the years ended December 31, 2012, 2011 and 2010, Land Development was paid approximately $447,000, $472,000 and $131,000, respectively, for acquisition and origination expenses.

Our general partner currently receives a promotional interest equal to 10% of cash available for distribution prior to the return to the limited partners of all of their capital contributions plus an 8% annual cumulative (non-compounded) return on their net capital contributions. For the years ended December 31, 2012, 2011 and 2010, our general partner was paid approximately $5.3 million, $5.1 million and $1.0 million, respectively, for its unsubordinated promotional interest. After the limited partners receive a return of their net capital contributions and an 8% annual cumulative (non-compounded) return on their net capital contributions, the general partner will receive a subordinated promotional interest of 15% of remaining cash available for distribution (including net proceeds from a capital transaction or pro rata portion thereof).

Our general partner receives a carried interest, which is an equity interest in us to participate in all distributions, other than distributions attributable to our general partner’s promotional interest of cash available for distribution and net proceeds from a capital transaction. If our general partner enters into commitments to investments in mortgages in excess of 82% of the gross offering proceeds, our general partner will be entitled to a carried interest equal to (a) 1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross offering proceeds (or if commitments to investments in mortgages are above 82% but no more than 84.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 82%), (b) 1% for the next 2% of additional commitments to investments in mortgages above 84.5% of the gross offering proceeds (or if commitments to investments in mortgages are above 84.5% but no more than 86.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 84.5%) and (c) 1% for each additional 1% of additional commitments to investments in mortgages above 86.5% of the gross offering proceeds (or a fractional percentage equal to the fractional amount of any 1% of additional commitments to investments in mortgages). For the years ended December 31, 2012, 2011 and 2010, our general partner was paid approximately $726,000, $755,000 and $143,000, respectively, for its carried interest.

For services rendered in connection with the servicing of our loans, we pay a monthly mortgage servicing fee to our general partner equal to one-twelfth of 0.25% of our aggregate outstanding development mortgage notes receivable balance as of the last day of the month. For the years ended December 31, 2012, 2011 and 2010, Land Development recognized approximately $969,000, $892,000 and $816,000, respectively, in mortgage servicing fees, which is included in general and administrative – related parties expense.

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

On September 21, 2009, the Partnership entered into the $15 million Brockhoeft Credit Facility. In conjunction with the Brockhoeft Credit Facility, the Partnership paid UMTH Funding a debt placement fee equal to 1% ($150,000) of the Brockhoeft Credit Facility, which was amortized over the initial term of the Brockhoeft Credit Facility through June 2012. The unamortized portion of this debt placement fee was approximately $11,000 as of December 31, 2011.

An affiliate of Land Development serves as the advisor to UMT and UDF IV. The general partner of UDF LOF is a wholly-owned subsidiary of Land Development.  Land Development serves as the asset manager of UDF I, UDF IV and UDF LOF.

Mortgage Notes Receivable – Related Parties

UDF PM Note

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I (“UDF PM”), in the principal amount of approximately $6.4 million (the “UDF PM Note”), and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the UDF PM Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. Our general partner serves as the asset manager for UDF I. The UDF PM Note, which bears an interest rate of 15% per annum, is initially collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and, per the Second Amendment to Secured Promissory Note, matures on September 4, 2013. In determining whether to modify the UDF PM Note, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In connection with the UDF PM Note, UDF PM agreed to pay us commitment fees equal to 3% of each advance on the note, or $187,500. We did not recognize any commitment fee income in connection with the UDF PM Note for years ended December 31, 2012 or 2011. For the year ended December 31, 2010, approximately $44,000 in commitment fee income is included in mortgage and transaction service revenues – related parties. For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $308,000, $1.0 million and $1.2 million, respectively, of interest income – related parties related to the UDF PM Note, of which approximately $5,000 and $17,000, respectively, is included in accrued interest receivable – related parties as of December 31, 2012 and 2011. Approximately $280,000 and $4.2 million is included in mortgage notes receivable – related parties as of December 31, 2012 and 2011, respectively.

UDF X Note

In November 2007, we originated a secured promissory note to UDF X, a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70 million (the “UDF X Note”), and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the UDF X Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. In August 2008, we amended the UDF X Note to reduce the commitment amount to $25 million. In November 2012, we amended the UDF X Note to increase the commitment amount to $26 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The UDF X Note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2014, as amended. In connection with the UDF X Note, UDF X agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $751,000. For the years ended December 31, 2012, 2011 and 2010, approximately $145,000, $165,000 and $165,000, respectively, in commitment fee income is included in mortgage and transaction service revenues – related parties. For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $3.5 million, $3.2 million and $3.5 million, respectively, of interest income – related parties related to the UDF X Note, of which approximately $27,000 and $288,000, respectively, is included in accrued interest receivable – related parties as of December 31, 2012 and 2011. Approximately $21.7 million and $22.7 million is included in mortgage notes receivable – related parties as of December 31, 2012 and 2011, respectively.

UDF NP Note

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company which was a wholly-owned subsidiary of UDF I at the time of the note’s origination (“Northpointe LLC”), in the principal amount of approximately $6 million (the “UDF NP Loan”), and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. Our general partner serves as the asset manager for UDF I. In December 2008, Northpointe LLC was purchased by an unrelated third party, who thus assumed the UDF NP Loan. In May 2009, Northpointe LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by special warranty deed to UDF Northpointe II, L.P. (“Northpointe II”), a subsidiary of UDF I. Concurrent with this assignment, Northpointe LLC entered into a contract for deed with Northpointe II whereby Northpointe LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to Northpointe LLC. The secured promissory note, which bears an interest rate of 12% per annum, is initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas and was payable on December 28, 2010. The maturity date was extended to December 28, 2013 pursuant to a modification agreement effective as of June 30, 2011 which also increased the UDF NP Loan to a maximum of $15 million, pursuant to a second secured promissory note in the principal amount of $9 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note. For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $1.5 million, $1.3 million and $1.1 million, respectively, of interest income – related parties related to the UDF NP Loan. There was no balance in accrued interest receivable – related parties associated with the UDF NP Loan as of December 31, 2012 or 2011. Approximately $13.4 million and $11.6 million is included in mortgage notes receivable – related parties associated with the UDF NP Loan as of December 31, 2012 and 2011, respectively.

UDF LOF Note

In August 2008, we originated a secured revolving line of credit to UDF LOF in the principal amount of up to $25 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”). The general partner of UDF LOF is a wholly-owned subsidiary of our general partner, and our general partner serves as the asset manager for UDF LOF. The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a lien of all of UDF LOF’s existing and future acquired assets. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the UDF LOF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. In August 2011, we amended the UDF LOF Note to reduce the commitment amount to $10 million and extend the maturity date from August 20, 2011 to August 20, 2013. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In January 2010, the balance of the UDF LOF Note was paid in full, although UDF LOF still has the ability to draw on the UDF LOF Note until it matures. In connection with this note, UDF LOF agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $587,000. We did not recognize any commitment fee income related to the UDF LOF Note for the year ended December 31, 2012. For the years ended December 31, 2011 and 2010, approximately $138,000 and $216,000, respectively, in commitment fee income is included in mortgage and transaction service revenues – related parties. We did not recognize any interest income – related parties related to the UDF LOF Note for the years ended December 31, 2012, 2011 and 2010. There was no balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the UDF LOF Note as of December 31, 2012 or 2011.

BCH Note

In August 2008, we originated a secured promissory note with Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), in the principal amount of $2.5 million (the “BCH Note”). Our general partner had a minority partner interest in Buffington Capital. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the BCH Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. The secured note, which bore interest at 14% per annum, was secured by a first lien on finished lot inventory that was owned and controlled by Buffington Capital. Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital merged into Buffington Signature Homes, LLC (“Buffington Signature”), which is ultimately owned and controlled by Buffington Homebuilding Group, LTD, a Texas limited partnership (“BHG”). Our general partner has a minority limited partnership interest in BHG. As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, Buffington Signature succeeded to all the rights, responsibilities and obligations of Buffington Capital under the BCH Note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Buffington Signature’s payment and performance of the BCH Note was guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Second Amendment to Loan Agreement dated August 12, 2010, matured on August 12, 2011 with no balance outstanding on the note. The BCH Note was repaid in full in April 2010, although Buffington Signature still had the ability to draw on the BCH Note until it matured. We did not recognize any interest income – related parties related to the BCH Note for the years ended December 31, 2012 or 2011. For the year ended December 31, 2010, we recognized approximately $16,000 of interest income – related parties related to the BCH Note. There was no balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the BCH Note as of December 31, 2012 or 2011.

BTC Note

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2 million (the “BTC Note”). Our general partner had a minority partner interest in Buffington Classic. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the BTC Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic. Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital merged into Buffington Texas Classic Homes, LLC (“BTC LLC”), which is ultimately owned and controlled by BHG. Our general partner has a minority limited partnership interest in BHG. As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, BTC LLC succeeded to all the rights, responsibilities and obligations of Buffington Classic under the BTC Note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. BTC LLC’s payment and performance of the BTC Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Fourth Amendment to Loan Agreement dated August 21, 2012, is payable on August 21, 2013. We did not recognize any interest income – related parties related to the BTC Note for years ended December 31, 2012 or 2011. For the year ended December 31, 2010, we recognized approximately $10,000 of interest income – related parties related to the BTC Note. There was no balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the BTC Note as of December 31, 2012 or 2011.

HTC Loan

Effective December 2008, we modified a secured promissory note evidencing a loan (the “HTC Loan”) in the principal amount of approximately $8.1 million to UDF I that we originated in December 2006 in the principal amount of approximately $6.9 million. Our general partner serves as the asset manager for UDF I. In connection with the origination of such promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating the HTC Loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. UDF I’s obligations under the HTC Loan are initially secured by a first lien deed of trust filed on 190 entitled single-family home lots located in Thornton, Colorado. The HTC Loan bears interest at a base rate equal to 12% per annum and interest payments are due monthly. Effective June 30, 2011, the HTC Loan was increased to a maximum of $12.8 million, pursuant to a second secured promissory note in the principal amount of $4.7 million. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note. The HTC Loan had an initial maturity date of December 31, 2011, but was extended to June 30, 2012 pursuant to a fourth amendment to secured promissory note effective as of June 30, 2011. Effective June 30, 2012, the principal amount available under the HTC Loan was increased to a maximum of $15.5 million and the maturity date was extended to June 30, 2015, pursuant to a fifth amendment to secured promissory note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. For the years ended December 31, 2012, 2011 and 2010, we recognized $1.5 million, $1.4 million and $1.2 million, respectively, of interest income – related parties related to the HTC Loan. There was no balance in accrued interest receivable – related parties associated with this note as of December 31, 2012 or 2011. Approximately $12.9 million and $12.6 million is included in mortgage notes receivable – related parties as of December 31, 2012 and 2011, respectively, related to the HTC Loan.

OU Land Note

In July 2009, we originated a secured promissory note to OU Land Acquisitions, L.P., a Texas limited partnership and wholly-owned subsidiary of UDF I (“OU Land”), in the principal amount of approximately $2.0 million (the “OU Land Note”), and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the OU Land Note is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. Our general partner serves as the asset manager for UDF I. The OU Land Note, which bore an interest rate of 15% per annum, was collateralized by a first lien on 56 acres of land located in Houston, Texas and was payable on June 14, 2010, but remained outstanding as of December 31, 2010. In January 2011, the OU Land Note was paid off upon a sale of the underlying collateral. We did not recognize any interest income – related parties related to the OU Land Note for the year ended December 31, 2012. For the years ended December 31, 2011 and 2010, we recognized approximately $22,000 and $375,000, respectively, of interest income – related parties related to the OU Land Note. There was no balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the OU Land Note as of December 31, 2012 or 2011.

UDF TX One Note

In November 2010, we assumed a secured promissory note to UDF TX One, L.P., a Texas limited partnership and wholly owned subsidiary of UDF I (“UDF TX One”), in the principal amount of $8.0 million (the “UDF TX One Note”). Our general partner serves as the asset manager for UDF I. In connection with the origination of the UDF TX One Note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the UDF TX One Note is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. The UDF TX One Note, which bore an interest rate of 9.55% per annum, was collateralized by finished lots in Douglas County, Colorado and was payable on January 31, 2011. The UDF TX One Note was paid in full in January 2011. We did not recognize any interest income – related parties related to the UDF TX One Note for the year ended December 31, 2012. For the years ended December 31, 2011 and 2010, we recognized approximately $200 and $3,000, respectively, of interest income – related parties related to the UDF TX One Note. There was no balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the UDF TX One Note as of December 31, 2012 or 2011.

Ash Creek Note

In April 2011, we originated a promissory note to UDF Ash Creek, L.P. (the “Ash Creek Note”), a Delaware limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of $50,000, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the Ash Creek Note is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. Our general partner serves as the asset manager for UDF I. The Ash Creek Note, which bears interest at a base rate equal to 15% per annum, was originally payable on December 5, 2011. Effective December 5, 2011, we entered into an extension agreement with the borrower pursuant to which the maturity date of the Ash Creek Note was extended to December 21, 2012. In December 2012, we amended the Ash Creek Note to increase the commitment amount to $65,000 and extend the maturity date from December 21, 2012 to December 21, 2013. The Ash Creek Note is secured by a second lien deed of trust. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. For the years ended December 31, 2012 and 2011, we recognized approximately $8,300 and $5,600, respectively, of interest income – related parties related to the Ash Creek Note, of which approximately $5,800 and $5,600 was included in accrued interest receivable – related parties as of December 31, 2012 and 2011, respectively. Approximately $58,000 and $50,000, respectively, is included in mortgage notes receivable – related parties associated with the Ash Creek Note as of December 31, 2012 and 2011.

Participation Interest – Related Party

In September 2008, we entered into an Economic Interest Participation Agreement with UMT pursuant to which we purchased (i) an economic interest in a $45 million revolving credit facility (the “UMT Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”).  Our general partner serves as the asset manager for UDF I. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the Economic Interest Participation Agreement is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. As of December 31, 2010, the UMT Loan was a $60 million revolving line of credit facility evidenced by a Third Amended and Restated Secured Line of Credit Promissory Note dated as of August 17, 2009, as extended to December 31, 2010 by an amendment effective December 31, 2009.  Effective December 31, 2010, the UMT Loan was subsequently increased to $75 million and the maturity date was extended to December 31, 2011 as evidenced by a Second Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2010. Effective December 31, 2011, the UMT Loan was amended and the maturity date was extended to December 31, 2012 as evidenced by a Third Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2011. Effective December 31, 2012, the UMT Loan was subsequently increased to $82 million and the maturity date was extended to December 31, 2013 as evidenced by a Fourth Amendment and Joinder Agreement to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2012 (as amended, the “UMT Note”). In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The UMT Loan is secured by a security interest in the assets of UDF I including UDF I’s land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF I in favor of UMT (the “Security Agreement”).

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

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and we will participate in the control and management of the UMT Loan. The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  The UMT Loan interest rate is the lower of 14% per annum or the highest rate allowed by law.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code of 1986, as amended, to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I. For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $9.5 million, $8.3 million and $7.3 million, respectively, of interest income – related parties related to the Economic Interest Participation Agreement, of which approximately $2.6 million and $2.3 million is included in accrued interest receivable – related parties for the years ended December 31, 2012 and 2011, respectively.

The UMT Loan was subordinate to the UDF I – Brockhoeft loan. As of December 31, 2012 and 2011, approximately $74.7 million and $65.5 million related to the Economic Interest Participation Agreement is included in participation interest – related party, respectively.

Loan Participations Sold to Related Parties

From inception through December 31, 2012, we have entered into 9 loan participation agreements with related parties whereby a related party has purchased a participation interest in a mortgage investment that we have originated. As of December 31, 2012, 5 of these agreements remain outstanding.

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

As of December 31, 2012 and 2011, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the Buffington Bear Creek Note. As the Buffington Bear Creek Note was fully repaid in October 2010, neither UMT nor UDF IV had any outstanding participation interest as of December 31, 2012 or 2011. For the year ended December 31, 2010, we recognized approximately $15,000 of interest income on the Buffington Bear Creek Note. We did not recognize any interest income associated with the Bear Creek Note for the years ended December 31, 2012 or 2011.

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

As of December 31, 2012 and 2011, we did not have an outstanding balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the BCH Note or the BTC Note. As of December 31, 2012 and 2011, UDF IV had a participation interest associated with the BCH and BTC Participation Agreements of approximately $499,000 and $246,000, respectively. The UDF IV participation interest is not included on our balance sheet. For the year ended December 31, 2010, we recognized approximately $26,000 of interest income associated with the BCH Note and the BTC Note. We did not recognize any interest income associated with the BCH Note or the BTC Note for the years ended December 31, 2012 or 2011.

TR II Finished Lot Note

In August 2009, we originated a $3.4 million secured promissory note (the “TR II Finished Lot Note”) with CTMGT Travis Ranch II, LLC, an unaffiliated Texas limited liability company. The TR II Finished Lot Note is secured by a subordinate, second lien deed of trust recorded against finished residential lots in the Travis Ranch residential subdivision located in Kaufman County, Texas. The TR II Finished Lot Note is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower. The interest rate under the TR II Finished Lot Note is 15%. The borrower has obtained a senior loan secured by a first lien deed of trust on the finished lots. For so long as the senior loan is outstanding, proceeds from the sale of the residential lots securing the TR II Finished Lot Note will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan. After the senior lien is paid in full, the proceeds from the sale of the residential lots securing the TR II Finished Lot Note are required to be used to repay the TR II Finished Lot Note. The TR II Finished Lot Note was due and payable in full on August 28, 2012. Pursuant to a loan modification agreement effective August 28, 2012, the maturity date on the TR II Finished Lot Note was extended to January 28, 2013. The TR II Finished Lot Note was increased to $3.8 million pursuant to a Borrower’s Confirmation Certificate effective as of December 31, 2012. Pursuant to a second loan modification agreement effective January 28, 2013, the maturity date on the TR II Finished Lot Note was extended to January 28, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

As of December 31, 2012 and 2011, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the TR II Finished Lot Note. As of December 31, 2012 and 2011, UDF IV had a participation interest associated with the TR II Finished Lot Participation of approximately $3.6 million and $2.7 million, respectively. The UDF IV participation interest is not included on our balance sheet. For the year ended December 31, 2010, we recognized approximately $140,000 of interest income associated with the TR II Finished Lot Note. We did not recognize any interest income associated with the TR II Finished Lot Note for the years ended December 31, 2012 or 2011.

TR Paper Lot Note

In September 2009, we originated an $8.1 million secured promissory note (the “TR Paper Lot Note”) with CTMGT Travis Ranch, LLC, an unaffiliated Texas limited liability company. The borrower owns paper lots in the Travis Ranch residential subdivision of Kaufman County, Texas. A “paper” lot is a residential lot shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development. The TR Paper Lot Note was initially secured by a pledge of the equity interests in the borrower instead of a real property lien, effectively subordinating the TR Paper Lot Note to all real property liens. The TR Paper Lot Note is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower. The interest rate under the TR Paper Lot Note is 15%. The borrower has obtained a senior loan secured by a first lien deed of trust on the paper lots. For so long as the senior loan is outstanding, proceeds from the sale of the paper lots will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan. After the senior lien is paid in full, the proceeds from the sale of the paper lots are required to be used to repay the TR Paper Lot Note. The TR Paper Lot Note was due and payable in full on September 24, 2012. Pursuant to a loan modification agreement effective September 24, 2012, the maturity date on the TR Paper Lot Note was extended to January 28, 2013. The TR Paper Lot Note was increased to $11.0 million pursuant to a Borrower’s Confirmation Certificate effective as of December 31, 2012. Pursuant to a second loan modification agreement effective January 28, 2013, the maturity date on the TR Paper Lot Note was extended to January 28, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

As of December 31, 2012 and 2011, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the TR Paper Lot Note. As of December 31, 2012 and 2011, UDF IV had a participation interest associated with the TR Paper Lot Participation of approximately $10.6 million and $9.2 million, respectively. The UDF IV participation interest is not included on our balance sheet. For the year ended December 31, 2010, we recognized approximately $240,000 of interest income associated with the TR Paper Lot Note. We did not recognize any interest income associated with the TR Paper Lot Note for the years ended December 31, 2012 or 2011.

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

As of December 31, 2012, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the Luckey Ranch Note. As of December 31, 2011, we had an outstanding balance in mortgage notes receivable and accrued interest receivable of approximately $99,000 and $13,000, respectively, associated with the Luckey Ranch Note. As of December 31, 2011, UDF LOF had a participation interest associated with the Luckey Ranch Participation of approximately $824,000. The UDF LOF participation interest is not included on our balance sheet. For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $51,000, $108,000 and $162,000, respectively, of interest income associated with the Luckey Ranch Note.

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

As of December 31, 2012 and 2011, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the Buffington Brushy Creek Note. As of December 31, 2011, UDF LOF had a participation interest associated with the Brushy Creek Participation of approximately $619,000. The UDF LOF participation interest is not included on our balance sheet. For the years ended December 31, 2011 and 2010, we recognized approximately $167,000 and $579,000, respectively, of interest income associated with the Buffington Brushy Creek Note. We did not recognize any interest income associated with the Buffington Brushy Creek Note for the year ended December 31, 2012.

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

As of December 31, 2012 and 2011, we had an outstanding balance in mortgage notes receivable of approximately $42.1 million and $40.7 million, respectively, associated with the CTMGT Note. As of December 31, 2012 and 2011, we did not have an outstanding balance in accrued interest receivable associated with the CTMGT Note. As of December 31, 2012 and 2011, UDF LOF had a participation interest associated with the CTMGT Participation of approximately $13.0 million and $16.6 million, respectively. The UDF LOF participation interest is not included on our balance sheet. For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $6.7 million, $7.6 million and $7.6 million, respectively, of interest income associated with the CTMGT Note.

Northpointe LLC Note

In December 2008, we originated a $4.2 million secured promissory note (the “Northpointe LLC Note”) with Northpointe LLC. The Northpointe LLC Note is initially collateralized by a first lien deed of trust on 303 finished lots in Texas and assignments of distributions from Northpointe LLC. The interest rate under the Northpointe LLC Note is 12%. Pursuant to the Second Loan Modification Agreement entered into in April 2012, the maturity date on the Northpointe LLC Note was December 4, 2012. Pursuant to a Third Loan Modification Agreement entered into in December 2012, the maturity date of the Northpointe LLC Note was extended to June 4, 2013. In determining whether to modify the Northpointe LLC Note, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

As of December 31, 2012 and 2011, we had an outstanding balance in mortgage notes receivable of approximately $1.4 million and $3.3 million, respectively, associated with the Northpointe LLC Note. As of December 31, 2012 and 2011, we did not have an outstanding balance in accrued interest receivable associated with the Northpointe LLC Note. For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $260,000, $307,000 and $293,000, respectively, of interest income associated with the Northpointe LLC Note. As of December 31, 2012, UDF IV had a participation interest associated with the Northpointe LLC Participation of approximately $212,000. The UDF IV participation interest is not included on our balance sheet.

Credit Enhancement Fees – Related Parties

In February 2009, the Partnership deposited $1.5 million into a money market account (the “Deposit Account”) with LegacyTexas Bank (“LegacyTexas”) for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending, a Delaware limited partnership. UMTH Lending and the Partnership’s general partner are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both UMTH Lending and the Partnership’s general partner. The Partnership provided LegacyTexas a security interest in the Deposit Account as further collateral for a loan (the “UMTH Lending Loan”) obtained by UMTH Lending from LegacyTexas. In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In November 2010, UMTH Lending refinanced the UMTH Lending Loan with United Texas Bank (“UTB”). In conjunction with this refinance, the Partnership deposited $1.5 million into a deposit account (the “UTB Deposit Account”) with UTB for the purpose of providing collateral to UTB for the benefit of UMTH Lending. The UTB Deposit Account replaced the Deposit Account previously established with LegacyTexas.  The Partnership provided the UTB Deposit Account as further collateral for a loan obtained by UMTH Lending from UTB (the “UTB-UMTH Lending Loan”). In consideration for providing the Deposit Account and UTB Deposit Account (collectively, the “UMTH Lending Deposit Accounts”) as collateral for the UMTH Lending Loan and the UTB-UMTH Lending Loan (collectively, the “UMTH Lending Loans”), UMTH Lending agreed to pay the Partnership a fee equal to 3% per annum of the amount outstanding in the UMTH Lending Deposit Accounts, paid in 12 monthly installments for each year that the UMTH Lending Deposit Accounts secure the UMTH Lending Loans. The UTB Deposit Account is included as restricted cash on the Partnership’s balance sheet. This fee of approximately $45,000 is included in mortgage and transaction service revenues – related parties income for each of the years ended December 31, 2012, 2011 and 2010. Approximately $8,000 and $23,000 related to these fees is included in accounts receivable – related parties as of December 31, 2012 and 2011, respectively.

In August 2009, we entered into the TCB Guaranty for the benefit of UMT Home Finance, or its permitted successors and assigns, by which we guaranteed the repayment of up to $5 million owed to Texas Capital with respect to that certain promissory note between UMT Home Finance and Texas Capital. UMT Home Finance is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the TCB Guaranty, we entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the TCB Guaranty (i.e., $50,000 per annum) through August 2012. Effective August 28, 2012, the letter agreement was modified and UMT Home Finance agreed to pay us a monthly fee equal to one-twelfth of 1% of the outstanding principal balance of the Texas Capital loan. In conjunction with this agreement, approximately $15,000, $50,000 and $50,000, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012, 2011 and 2010. Approximately $3,000 related to these fees is included in accounts receivable – related parties as of December 31, 2012. No amount is included in accounts receivable – related parties as of December 31, 2011 related to these fees.

In March 2010, in consideration of us entering into the Resort Island Guaranty, we entered into a letter agreement with UDFLOF Resort Island, which provides for UDFLOF Resort Island to pay us a guaranty fee equal to 1% of our maximum exposure (i.e., $9,250) under the guaranty, which was paid to us upon the execution of the guaranty. UDFLOF Resort Island is a wholly owned subsidiary of UDF LOF. The general partner of UDF LOF is a wholly-owned subsidiary of our general partner, and our general partner serves as the asset manager for UDF LOF. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. UDFLOF Resort Island paid off the loan to BOLC in December 2010, thus extinguishing the guaranty. In conjunction with this agreement, no amount is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012 and 2011. Approximately $9,000 is included in mortgage and transaction service revenues – related parties income for the year ended December 31, 2010.

In April 2010, in consideration of us entering into the UDF IV HF Guaranty, we entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum). UDF IV Home Finance is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of our general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In conjunction with this agreement, $60,000, $60,000 and $45,000, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012, 2011 and 2010.

In April 2010, in consideration of us entering into the UMT 15th Street Guaranty, we entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. UMT 15th Street is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $11,000, $11,000 and $10,000, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012, 2011 and 2010. Approximately $1,000 and $8,000 related to these fees is included in accounts receivable – related parties as of December 31, 2012 and 2011, respectively.

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which was secured by a lien on all of our existing and future assets. Our general partner serves as the asset manager for UDF I. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. Effective June 21, 2012, the agreement was modified and UDF I agreed to pay us a monthly fee equal to one-twelfth of 1% of the outstanding principal balance of the UDF I – Brockhoeft Loan. UDF I paid off the UDF I – Brockhoeft Loan in December 2012, thus extinguishing the guaranty. This fee of approximately $198,000, $450,000 and $225,000, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012, 2011 and 2010. Approximately $273,000 and $113,000 related to these fees is included in accounts receivable – related parties as of December 31, 2012 and 2011, respectively.

In August 2010, in consideration of us entering into the UDF IV Acquisitions Guaranty, we entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month. UDF IV Acquisitions is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of our general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we have requested an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $59,000, $43,000 and $20,000, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012, 2011 and 2010. Approximately $7,000 and $5,000 related to these fees is included in accounts receivable – related parties as of December 31, 2012 and 2011, respectively.

In December 2010, in consideration of us entering into the UDF IV Finance II Guaranty, we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $10 million loan between UDF IV Finance II and F&M at the end of the month. UDF IV Finance II is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of our general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $58,000 and $52,000, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012 and 2011. No amount is included in mortgage and transaction service revenues – related parties income for the year ended December 31, 2010. Approximately $5,000 related to these fees is included in accounts receivable – related parties as of each of December 31, 2012 and 2011.

In May 2011, in consideration of us entering into the UMT HF III Guaranty, we entered into a letter agreement with UMT HF III which provides for UMT HF III to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $4.3 million loan between UMT HF III and Veritex at the end of the month. UMT HF III is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $29,000 and $8,000, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012 and 2011. No amount is included in mortgage and transaction service revenues – related parties income for the year ended December 31, 2010. Approximately $3,000 and $7,000 related to these fees is included in accounts receivable – related parties as of December 31, 2012 and 2011, respectively.

In August 2011, in consideration of us entering into the UMT HF II Guaranty, we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the $250,000 loan between UMT HF II and FFB at the end of the month. UMT HF II is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. The FFB loan was repaid in full by UMT HF II in May 2012 and thus the UMT HF II Guaranty was extinguished. This fee of approximately $500 and $400, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012 and 2011. No amount is included in mortgage and transaction service revenues – related parties income for the year ended December 31, 2010. Approximately $400 related to these fees is included in accounts receivable – related parties as of December 31, 2011.

In October 2011, in consideration of us entering into the UMT HF II Green Bank Guaranty, we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $5 million loan between UMT HF II and Green Bank at the end of the month. UMT HF II is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT.  In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $1,200 and $300, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012 and 2011. No amount is included in mortgage and transaction service revenues – related parties income for the year ended December 31, 2010. Approximately $200 and $300 related to these fees is included in accounts receivable – related parties as of December 31, 2012 and 2011, respectively.

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

As of December 31, 2012, the independent advisor from whom we have requested fairness opinions, which was selected by our general partner, is Jackson Claborn, Inc. Established in 1993, Jackson Claborn, Inc. is a full-service real estate appraisal and consulting firm which has been involved in the analysis of all types of commercial and residential property including, but not limited to, single-family subdivisions, single-family residences, golf courses, mixed-use developments, special-use projects and vacant land. Principals and professionals associated with Jackson Claborn, Inc. hold State of Texas Certified General Appraiser licenses and are members or designated members of the Appraisal Institute.

As of December 31, 2012, we have entered into nine loan participation agreements with related parties whereby a related party has purchased a participation interest in a mortgage investment that we have originated for which we have obtained fairness opinions from Jackson Claborn, Inc. Our general partner believes that these purchased participation interests and credit enhancements are similar to our past practices and that they are fair and at least as favorable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.

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

Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees for professional audit services rendered by Whitley Penn LLP for the audit of our annual financial statements for the years ended December 31, 2012 and 2011 and fees billed for other services rendered by our independent public registered accounting firm during that period:

	2012	2011
Audit Fees (1)	$132,000	$129,900
Audit-Related Fees (2)	-	-
Tax Fees (3)	33,000	27,750
All Other Fees (4)	-	-
Total Fees	$165,000	$157,650

(1)	Audit fees consisted of professional services performed in connection with the audit of our financial statements and review of our financial statements included in our Forms 10-Q and our Form 10-K.

(2)	Fees related to consultations concerning financial accounting and reporting standards.

(3)	Tax fees consisted principally of assistance with matters relating to tax preparation and tax advice.

(4)	All other fees relate to fees for other permissible work performed that does not meet the above-described categories.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed.

1.	Financial Statements.

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.	Financial Statement Schedules.

None.

3.	Exhibits.

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

United Development Funding III, L.P.

April 1, 2013	By:	/s/ Hollis M. Greenlaw

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

April 1, 2013	By:	/s/ Hollis M. Greenlaw

Hollis M. Greenlaw

President and Chief Executive Officer of UMTH Land Development, L.P., sole general partner of the Registrant and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.

(Principal Executive Officer)

April 1, 2013	By:	/s/ Cara D. Obert

Cara D. Obert

Chief Financial Officer of UMTH Land Development, L.P., sole general partner of the Registrant

(Principal Financial Officer and Principal Accounting Officer)

April 1, 2013	By:	/s/ Theodore F. Etter

Theodore F. Etter

Chairman of the Board of UMT Services, Inc., sole general partner of UMTH Land Development, L.P., sole general partner of the Registrant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United Development Funding III, L.P.

We have audited the accompanying balance sheets of United Development Funding III, L.P. (the “Partnership”) as of December 31, 2012 and 2011, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2012, 2011 and 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Development Funding III, L.P. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

April 1, 2013

UNITED DEVELOPMENT FUNDING III, L.P.

BALANCE SHEETS

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$3,854,711	$2,734,378
Restricted cash	1,534,773	1,518,662
Accrued interest receivable	3,723,410	6,212,708
Accrued interest receivable – related parties	2,673,830	2,622,866
Accounts receivable – related parties	299,000	160,552
Mortgage notes receivable, net	226,908,530	224,471,362
Mortgage notes receivable – related parties, net	49,021,242	52,027,407
Participation interest – related party, net	75,188,457	66,150,523
Other assets	124,919	83,705

Total assets	$363,328,872	$355,982,163

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$118,540	$193,293
Accrued liabilities	204,220	205,466
Accrued liabilities – related parties	2,054,894	3,507,212
Distributions payable	-	1,552,450
Line-of-credit	13,750,000	15,000,000

Total liabilities	16,127,654	20,458,421

Commitments and contingencies

Partners’ Capital:
Limited partners’ capital: 22,500,000 units authorized; 18,827,498 units issued and outstanding at December 31, 2012 and 18,326,511 units issued and outstanding at December 31, 2011	347,201,109	335,489,379
General partner’s capital	109	34,363

Total partners’ capital	347,201,218	335,523,742

Total liabilities and partners’ capital	$363,328,872	$355,982,163

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010

Revenues:
Interest income	$35,779,392	$34,101,550	$32,137,590
Interest income – related parties	16,362,386	15,241,067	14,664,331
Mortgage and transaction service revenues	395,256	1,062,225	1,392,356
Mortgage and transaction service revenues – related parties	622,179	1,022,105	829,018
Total revenues	53,159,213	51,426,947	49,023,295

Expenses:
Interest expense	1,468,836	1,500,000	1,500,000
Loan loss reserve expense	5,569,266	4,015,168	3,475,773
General and administrative	1,062,243	1,039,500	1,168,862
General and administrative – related parties	2,758,135	2,697,726	2,786,187
Total expenses	10,858,480	9,252,394	8,930,822

Net income	$42,300,733	$42,174,553	$40,092,473

Earnings allocated to limited partners	$37,909,769	$37,796,687	$35,930,734

Earnings per weighted average limited partnership units outstanding, basic and diluted	$2.04	$2.09	$2.05

Weighted average limited partnership units outstanding	18,566,233	18,046,187	17,494,694

Distributions per weighted average limited partnership units outstanding	$1.95	$1.94	$1.94

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

For the Years Ended December 31, 2012, 2011 and 2010

	General	Limited	Limited	Total
	Partner's	Partners'	Partners'	Partners'
	Capital	Units	Capital	Capital

Balance at December 31, 2009	$47,378	17,232,540	$308,995,330	$309,042,708

Contributions	-	-	6,341	6,341

Distributions paid	(1,146,048)	-	(34,021,035)	(35,167,083)

Distribution reinvestment	-	574,431	11,488,607	11,488,607

Distributions declared, but not paid	(2,983,217)	-	-	(2,983,217)

Redemption of limited partners’ interest	-	(24,068)	(481,352)	(481,352)

Net income	4,161,739	-	35,930,734	40,092,473

Balance at December 31, 2010	79,852	17,782,903	321,918,625	321,998,477

Distributions paid	(2,870,905)	-	(35,098,089)	(37,968,994)

Distribution reinvestment	-	543,608	10,872,156	10,872,156

Distributions declared, but not paid	(1,552,450)	-	-	(1,552,450)

Net income	4,377,866	-	37,796,687	42,174,553

Balance at December 31, 2011	34,363	18,326,511	335,489,379	335,523,742

Distributions paid	(4,425,218)	-	(36,217,790)	(40,643,008)

Distribution reinvestment	-	518,437	10,368,751	10,368,751

Redemption of limited partners’ interest		(17,450)	(349,000)	(349,000)

Net income	4,390,964	-	37,909,769	42,300,733

Balance at December 31, 2012	$109	18,827,498	$347,201,109	$347,201,218

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
Operating Activities
Net income	$42,300,733	$42,174,553	$40,092,473
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,569,266	4,015,168	3,475,773
Amortization	128,103	161,165	303,933
Changes in operating assets and liabilities:
Accrued interest receivable	2,489,298	(379,683)	1,979,910
Accrued interest receivable – related parties	(50,964)	(414,266)	(73,639)
Accounts receivable – related parties	(138,448)	(42,583)	(84,729)
Other assets	(169,317)	479	(173,906)
Accounts payable	(74,753)	17,513	48,384
Accrued liabilities	(1,246)	40,526	61,784
Accrued liabilities – related parties	(1,452,318)	(171,646)	674,968
Net cash provided by operating activities	48,600,354	45,401,226	46,304,951

Investing Activities
Investments in mortgage notes receivable	(27,226,942)	(25,343,522)	(41,494,969)
Investments in mortgage notes receivable – related parties	(6,754,674)	(6,181,595)	(5,855,582)
Investments in participation interest – related party	(9,195,637)	(8,452,688)	(7,903,487)
Receipts from mortgage notes receivable	19,220,508	17,661,122	19,652,211
Receipts from mortgage notes receivable – related parties	9,760,839	8,776,854	3,206,663
Receipts from participation interest – related party	157,703	153,657	4,777,995
Restricted cash	(16,111)	(15,813)	717,490
Net cash used in investing activities	(14,054,314)	(13,401,985)	(26,899,679)

Financing Activities
Payments on line-of-credit	(1,250,000)	-	-
Limited partner contributions	-	-	6,341
Limited partner distributions	(36,217,790)	(35,098,089)	(34,021,035)
Limited partner distribution reinvestment	10,368,751	10,872,156	11,488,607
Limited partner redemptions	(349,000)	-	(481,352)
General partner distributions	(5,977,668)	(5,854,122)	(1,146,048)
Net cash used in financing activities	(33,425,707)	(30,080,055)	(24,153,487)

Net increase (decrease) in cash and cash equivalents	1,120,333	1,919,186	(4,748,215)
Cash and cash equivalents at beginning of period	2,734,378	815,192	5,563,407
Cash and cash equivalents at end of period	$3,854,711	$2,734,378	$815,192

Supplemental Cash Flow Information
Cash paid for interest	$1,479,452	$1,500,000	$1,500,000

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

UMT Holdings, L.P. (“UMT Holdings”), a Delaware limited partnership, holds 99.9% of the limited partnership interests in our general partner. UMT Services, Inc. (“UMT Services”), a Delaware corporation, owns the remaining 0.1% of the limited partnership interests in our general partner and serves as its general partner. Land Development has been engaged to provide asset management services for four investment partnerships (United Development Funding, L.P. and its subsidiaries (“UDF I”), United Development Funding II, L.P., United Development Funding Land Opportunity Fund, L.P. (“UDF LOF”), all Delaware limited partnerships, and UDF Texas Two, L.P., a Texas limited partnership), and a Maryland real estate investment trust (United Development Funding IV (“UDF IV”)). Land Development also holds a 99.9% partnership interest in UMTHLD FLF I, L.P. and UMTHLD FLF II, L.P., both Texas limited partnerships, and United Development Funding X, L.P., a Delaware limited partnership, with the remaining 0.1% interest owned by UMT Services. In addition, Land Development owns 100% of the interests in UDF Land GP, LLC, which serves as the general partner of the general partner of UDF LOF. See Note K for discussion of related party transactions.

B.  Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Basis of Accounting

The accounts are maintained and the financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2012 and 2011, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes deposits associated with certain guarantees.

Mortgage Notes Receivable and Mortgage Notes receivable – related parties

Mortgage notes receivable and mortgage notes receivable – related parties are recorded at the lower of cost or estimated net realizable value. The mortgage investments are collateralized by land and related improvements to residential property owned by the borrowers and/or the ownership interests of the borrower. Currently, the mortgage investments have terms ranging from one to 36 months. None of such mortgages are insured or guaranteed by a federally owned or guaranteed mortgage agency. We originate and/or acquire all mortgage notes receivable and intend to hold the mortgage notes receivable for the life of the notes.

Participation Interest – Related Party

Participation interest – related party represents an Economic Interest Participation Agreement with United Mortgage Trust, a real estate investment trust organized under the laws of the state of Maryland (“UMT”), pursuant to which we purchased (i) an economic interest in an $82 million revolving credit facility (the “UMT Loan”) from UMT to UDF I, and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan. See Note K, “Related Party Transactions” for further details. Our general partner serves as the asset manager for UDF I. An affiliate of our general partner serves as the advisor to UMT.

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

Revenue Recognition

Interest income on mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party is recognized over the life of the loan and is recorded on the accrual basis. Income recognition is suspended for loans at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of both December 31, 2012 and 2011, we were suspending income recognition on two mortgage notes receivable with an aggregate unpaid principal balance of approximately $2.2 million.

We generate mortgage and transaction service revenues and mortgage and transaction service revenues – related parties by originating and acquiring mortgage notes receivable and other loans. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables-Nonrefundable Fees and Other Costs (“ASC 310-20”), we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes. In addition, credit enhancement fee income is generated by fees charged to parties for credit enhancements provided to lenders by the Partnership on behalf of the parties. Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement. As of December 31, 2012, the Partnership was providing 8 credit enhancements to related parties (see Note K for further discussion).

The Partnership also expenses acquisition and origination fees (“Placement Fees”) paid to the general partner to provide for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with mortgage notes receivable or participation interest held by the Partnership on a straight-line basis. As of December 31, 2012 and 2011, approximately $2.5 million and $3.3 million, respectively, of such net deferred fees are included in mortgage notes receivable. Approximately $698,000 and $779,000 of net deferred fees are included in mortgage notes receivable – related parties as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, approximately $489,000 and $647,000, respectively, of deferred fees are included in participation interest – related party. See Note K, “Related Party Transactions” for further details.

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

The chart below summarizes the aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of December 31, 2012 and 2011:

	As of December 31,
	2012		2011
General Partner	$19,767,000	(1)	$15,342,000	(2)
Limited Partners	160,674,000	(3)	124,457,000	(4)
Retained Earnings Reserve	6,880,000		5,271,000
Retained Earnings Deficit	(11,211,000)		(8,801,000)

(1)	approximately $19.8 million paid in cash.

(2)	approximately $13.7 million paid in cash and $1.6 million has been declared, but not paid.

(3)	approximately $107.4 million paid in cash and approximately $53.3 million reinvested in 2,663,191 units of limited partnership interest under our DRIP and Secondary DRIP, each as defined in Note C below.

(4)	approximately $81.6 million paid in cash and approximately $42.9 million reinvested in 2,144,754 units of limited partnership interest under our DRIP and Secondary DRIP, each as defined in Note C below.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets, including the distributions to our general partner described above, and the general and administrative – related parties expenses for the years ended December 31, 2012 and 2011. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

	For the Years Ended December 31,
	2012	2011
Payments to General Partner and Related Parties	$8,960,000	$7,486,000
Total General and Administrative Expenses
to General Partner and Related Parties	$2,758,000	$2,698,000

Income Taxes

The Partnership is organized as a limited partnership for federal income tax purposes. As a result, income or losses are taxable or deductible to the partners rather than at the partnership level; accordingly, no provision has been made for federal income taxes in the accompanying financial statements. The chart below provides a reconciliation of our GAAP net income to our taxable income for the years ended December 31, 2012 and 2011:

	2012		2011
GAAP Net Income	$42,300,733		$42,174,553
Temporary differences	5,486,569	(1)(2)	3,647,679	(1)
Taxable income	$47,787,302	(2)	$45,822,232

(1)	Consists primarily of revenues amortized for GAAP purposes but recognized immediately for tax purposes as well as loan loss reserves recorded for GAAP purposes but not recognized for tax purposes until losses actually incurred.

(2)	Amounts represent estimates as 2012 taxable income has not yet been determined.

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

The Partnership files income tax returns in the United States federal jurisdiction.  At December 31, 2012, tax returns related to fiscal years ended December 31, 2009 through December 31, 2011 remain open to possible examination by the tax authorities.  No tax returns are currently under examination by any tax authorities.  The Partnership did not incur any penalties or interest during the years ended December 31, 2012 and 2011.

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

Guarantees

The Partnership from time to time enters into guarantees of debtors’ or affiliates’ borrowings and provides credit enhancements for the benefit of senior lenders in connection with the Partnership’s debtors and investments in partnerships (collectively referred to as “guarantees”), and accounts for such guarantees in accordance with FASB ASC 460-10, Guarantees.

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

D.  Loans and Allowance for Loan Losses

Our loan portfolio is comprised of mortgage notes receivables, net, mortgage notes receivables – related parties, net and participation interest – related party, net, and is recorded at the lower of cost or estimated net realizable value.

	As of December 31,
	2012	2011
Mortgage notes receivable, net	$226,909,000	$224,471,000
Mortgage notes receivable - related parties, net	49,021,000	52,027,000
Participation interest - related party, net	75,188,000	66,151,000
Total	$351,118,000	$342,649,000

Our loans are classified as follows:

	As of December 31,
	2012	2011
Real Estate:
Acquisition and land development	$364,101,000	$348,974,000
Allowance for loan losses	(16,644,000)	(11,075,000)
Unamortized commitment fees and
placement fees	3,661,000	4,750,000
Total	$351,118,000	$342,649,000

As of December 31, 2012, we had originated or purchased 60 loans, including 33 loans that have been repaid in full by the respective borrower. For the year ended December 31, 2012, we did not originate or purchase any loans, sold 1 loan participation, and did not acquire any additional participation interests. Of the 27 loans outstanding as of December 31, 2012, the scheduled maturity dates were as follows as of December 31, 2012

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$111,749,000	9	46%	$111,749,000	9	31%
2013	88,482,000	6	72%	123,243,000	9	51%	211,725,000	15	58%
2014	21,684,000	1	18%	-	-	-	21,684,000	1	6%
2015	12,856,000	1	10%	6,087,000	1	3%	18,943,000	2	5%
Total	$123,022,000	8	100%	$241,079,000	19	100%	$364,101,000	27	100%

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

The following table represents the maturity dates of loans that were matured as of December 31, 2012 and had not been repaid or extended as of December 31, 2012:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
2009	$-	-	-	$15,173,000	6	13%	$15,173,000	6	13%
2010	-	-	-	19,577,000	2	18%	19,577,000	2	18%
2011	-	-	-	-	-	-	-	-	-
2012	-	-	-	76,999,000	1	69%	76,999,000	1	69%
Total	$-	-	-	$111,749,000	9	100%	$111,749,000	9	100%

Of these 9 loans, as of December 31, 2012, full collectability is considered probable for 7 loans with an aggregate unpaid principal balance of approximately $109.5 million and full collectability is considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.2 million. In March 2013, we amended one of the loans to a non-affiliated third party that had matured as of December 31, 2012 for which full collectability was considered probable as of December 31, 2012. The amendment increased the commitment amount from approximately $77 million to $84.5 million and extended the maturity date of the note to March 31, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

The following table describes the loans that were matured as of December 31, 2011, the activity with respect to such loans during the year ended December 31, 2012 and the loans that matured during the year ended December 31, 2012 and remained matured as of December 31, 2012:

Maturity Date	Amount	Loans	% of Total	Matured Loan Extensions During the Year Ended December 31, 2012 on Loans Matured as of December 31, 2011 (1)	Net Activity During the Year Ended December 31, 2012 on Loans Matured as of December 31, 2011 (2)	Loans Matured During the Year Ended December 31, 2012 (3)	Amount	Loans	% of Total

	Non-Related
	Matured as of December 31, 2011			2012 Activity (4)			Matured as of December 31, 2012
2009	$21,926,000	7	39%	$(8,388,000)	$1,635,000	$-	$15,173,000	6	13%
2010	28,990,000	3	51%	(12,296,000)	2,883,000	-	19,577,000	2	18%
2011	5,832,000	2	10%	(5,832,000)	-	-	-	-	-
2012	-	-	-	-	-	76,999,000	76,999,000	1	69%
Total	$56,748,000	12	100%	$(26,516,000)	$4,518,000	$76,999,000	$111,749,000	9	100%

(1)	Amounts represent aggregate unpaid principal balance as of December 31, 2011 of matured loans as of December 31, 2011 that were extended during the year ended December 31, 2012.

(2)	For loans matured as of December 31, 2011, net loan activity represents all activity on the loans during the year ended December 31, 2012, including accrued interest, payment of fees and expenses, charge-offs and/or repayments.

(3)	Amounts represent aggregate unpaid principal balance as of December 31, 2012 of loans that matured during the year ended December 31, 2012 and remained matured as of December 31, 2012. In March 2013, we amended this loan that matured on December 31, 2012 to increase the commitment amount to $84.5 million and to extend the maturity date of the note to March 31, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

(4)	The table does not reflect activity for loans that matured or were due to mature during the year ended December 31, 2012, but were extended prior to December 31, 2012.

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of both December 31, 2012 and December 31, 2011, we were suspending income recognition on two mortgage notes receivable with an aggregate unpaid principal balance of approximately $2.2 million.

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

As of December 31, 2012, we had 9 mortgage notes receivable with an aggregate unpaid principal balance of approximately $111.8 million. Of these loans, 8 loans, with an aggregate unpaid principal balance of approximately $34.8 million, were considered impaired due to the loans remaining outstanding beyond the contractual term of the loan agreement, and one loan, with an unpaid principal balance of approximately $77 million, was not considered impaired as the note was amended during March 2013 to extend the maturity date to March 31, 2014. Of these 9 loans, full collectability is considered probable for seven loans with an aggregate unpaid principal balance of approximately $109.6 million and full collectability is considered more likely than not, but not probable, for two loans with an aggregate unpaid principal balance of approximately $2.2 million. As of December 31, 2011, we had 12 mortgage notes receivable with an aggregate unpaid principal balance of approximately $56.7 million that were considered impaired due to the loans remaining outstanding beyond the contractual term of the loan agreement. Of these 12 loans, full collectability was considered probable for ten loans with an aggregate unpaid principal balance of approximately $54.5 million and full collectability was considered more likely than not, but not probable, for two loans with an aggregate unpaid principal balance of approximately $2.2 million. For the years ended December 31, 2012 and 2011, the average outstanding aggregate unpaid principal balance for impaired loans was approximately $36.2 million and $49.6 million, respectively. For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $5.4 million, $7.1 million and $5.7 million of interest income, respectively, related to impaired loans. For the years ended December 31, 2012, 2011 and 2010, we did not recognize any cash basis interest income related to impaired loans. Although no specific allowance was allocated on impaired loans as of December 31, 2012 and 2011, we did charge-off approximately $276,000 against the allowance for loan losses associated with repayment of one impaired loan during 2011.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of December 31, 2012 and 2011, our loans were classified as follows:

	2012	2011
Level 1	$361,923,000	$346,808,000
Level 2	2,178,000	2,166,000
Level 3	-	-
Total	$364,101,000	$348,974,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party. We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses during the years ended December 31, 2012 and 2011, which is offset against mortgage notes receivable:

	For the Years Ended December 31,
	2012	2011
Balance, beginning of year	$11,075,000	$7,336,000
Provision for loan losses	5,569,000	4,015,000
Charge-offs	-	(276,000)
Balance, end of period	$16,644,000	$11,075,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of December 31, 2012 and 2011, we have no loan modifications that are classified as troubled debt restructurings.

E.  Line-of-Credit

On September 21, 2009, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, the Partnership entered into a Loan and Security Agreement (the “Loan Agreement”) with Wesley J. Brockhoeft, an unaffiliated individual (the “Lender”), pursuant to which the Lender provided the Partnership with a revolving credit facility in the maximum principal amount of $15 million (the “Brockhoeft Credit Facility”). The interest rate on the Brockhoeft Credit Facility is equal to 10% per annum. Accrued interest on the outstanding principal amount of the Brockhoeft Credit Facility is payable monthly. The Brockhoeft Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets. In consideration of the Lender originating the Brockhoeft Credit Facility, the Partnership paid the Lender an origination fee in the amount of $300,000. On June 21, 2010, the Partnership entered into the First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”), pursuant to which the maturity date on the Brockhoeft Credit Facility was extended from September 20, 2010 to June 21, 2012. In consideration for amending the Brockhoeft Credit Facility, the Partnership paid the Lender an amendment fee in the amount of $150,000, which was amortized over the life of the Amended Loan Agreement. The Amended Loan Agreement also permitted the Partnership’s existing and future assets to secure our guaranty of a $15 million loan (the “UDF I – Brockhoeft Loan”) from the Lender, as agent for a group of lenders, to UDF I. In connection with the guaranty, we received from UDF I a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. The Amended Loan Agreement also provides for cross-default of the Brockhoeft Credit Facility with the UDF I – Brockhoeft Loan. On June 21, 2012, the Partnership entered into the Second Amendment to Loan and Security Agreement (the “Second Amended Loan Agreement”), pursuant to which the maturity date on the Brockhoeft Credit Facility was extended from June 21, 2012 to June 21, 2014. Our guaranty of the UDF I – Brockhoeft Loan was also modified effective June 21, 2012, pursuant to which UDF I agreed to pay us a monthly fee equal to one-twelfth of 1% of the outstanding principal balance of the UDF I – Brockhoeft Loan. In consideration for entering into the Second Amended Loan Agreement, the Partnership paid the Lender an additional amendment fee in the amount of $150,000, which is being amortized over the life of the Second Amended Loan Agreement. UDF I paid off the UDF I – Brockhoeft Loan in December 2012, thus extinguishing the Partnership’s guaranty of the UDF I – Brockhoeft Loan and extinguishing the cross-default of the Brockhoeft Credit Facility with the UDF I – Brockhoeft Loan. We believe that the interest rate and terms of the Brockhoeft Credit Facility, the Amended Loan Agreement and the Second Amended Loan Agreement were consistent with those offered by financial institutions.

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

After June 21, 2012, the Partnership may not borrow any additional advances under the Second Amended Loan Agreement. The Partnership shall repay the principal amount of the loan in equal installments of $1,250,000 on the 21st day of each of March, June, September and December beginning on September 21, 2012. The Partnership obtained a waiver from the Lender of the December 2012 principal payment and will resume making the quarterly principal payments in accordance with the terms of the Second Amended Loan Agreement in March 2013. On June 21, 2014, the Partnership shall pay the aggregate unpaid principal amount of all advances outstanding, all accrued but unpaid interest thereon, all fees and expenses owing to the lender and all other non-contingent obligations.

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

The Partnership intends to utilize the Brockhoeft Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allows the Partnership to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Partnership intends to use the Brockhoeft Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments. Proceeds from the operations of the Partnership will be used to repay the Brockhoeft Credit Facility. As of December 31, 2012 and 2011, $13.8 million and $15 million in principal was outstanding under the Brockhoeft Credit Facility, respectively. Interest expense associated with the Brockhoeft Credit Facility was approximately $1.5 million for each of the years ended December 31, 2012, 2011 and 2010.

F.  Partners’ Capital

As of December 31, 2012, we had issued an aggregate of 18,827,498 units of limited partnership interest in the Primary Offering, DRIP and Secondary DRIP, consisting of 16,499,994 units issued to our limited partners pursuant to the Primary Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to our limited partners pursuant to our DRIP in exchange for gross proceeds of approximately $14.3 million, and 1,946,931 units of limited partnership interest issued to our limited partners pursuant to our Secondary DRIP in exchange for gross proceeds of approximately $39.0 million, less 335,687 units of limited partnership interest that we had repurchased pursuant to our unit redemption program for approximately $6.7 million.

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

For the year ended December 31, 2012, we have made the following distributions to our limited partners:

Period Ended	Date Paid	Distribution Amount
December 31, 2011	January 24, 2012	$3,030,091
January 31, 2012	February 24, 2012	3,036,865
February 29, 2012	March 23, 2012	2,847,457
March 31, 2012	April 24, 2012	3,051,709
April 30, 2012	May 24, 2012	2,958,253
May 31, 2012	June 22, 2012	3,063,606
June 30, 2012	July 24, 2012	2,971,944
July 31, 2012	August 24, 2012	3,077,919
August 31, 2012	September 24, 2012	3,084,382
September 30, 2012	October 24, 2012	2,991,591
October 31, 2012	November 23, 2012	3,098,697
November 30, 2012	December 24, 2012	3,005,276
		$36,217,790

For the year ended December 31, 2012, we paid distributions of $36,217,790 ($25,849,039 in cash and $10,368,751 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $48,600,354. For the year ended December 31, 2011, we paid distributions of $35,098,089 ($24,225,933 in cash and $10,872,156 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $45,401,226. For the period from our inception through December 31, 2012, we paid distributions of approximately $160.7 million (approximately $107.4 million in cash and approximately $53.3 million in limited partnership units pursuant to our DRIP and Secondary DRIP), as compared to cumulative cash flows from operations of approximately $199.8 million and cumulative net income of approximately $190.4 million.

The distributions to our limited partners paid during the years ended December 31, 2012 and 2011, along with the amount of distributions reinvested pursuant to our Secondary DRIP and the sources of our distributions were as follows:

	For the Years Ended December 31,
	2012		2011
Distributions paid in cash	$25,849,039		$24,225,933
Distributions reinvested	10,368,751		10,872,156
Total distributions	$36,217,790		$35,098,089
Source of distributions:
Cash flows from operations	$36,217,790	100%	$35,098,089	100%
Total sources	$36,217,790	100%	$35,098,089	100%

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

H.  Unit Redemption Program

Limited partners who have held their units for at least one year may request that the Partnership repurchase their units. A limited partner wishing to have units repurchased must mail or deliver in writing a request to the Partnership indicating such desire. However, effective June 30, 2009, in order to conserve cash and in response to increasing requests for redemptions, we limited our redemptions primarily to those requested as a result of death, disability and exigent circumstances, to the extent our general partner determines there are sufficient funds to redeem units. No units were redeemed from May 2010 through March 2012. In April and July 2012, our general partner determined that the Partnership had sufficient excess cash from operations to repurchase some units as a result of the deaths of limited partners. However, no units have been redeemed since July 2012. Therefore, for the year ended December 31, 2012, our general partner approved and the Partnership redeemed a total of approximately 17,450 units as a result of the deaths of limited partners for $349,000 (an average repurchase price of approximately $20.00 per unit). However, as stated below, our general partner will determine from time to time whether the Partnership has sufficient excess cash from operations to repurchase units. No units have been repurchased since July 2012 and there is no guarantee that the Partnership will repurchase any additional units in the future.

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

As a result of the requirement to determine an estimated value per unit of limited partnership interest, the method for determining the purchase price for current and future redeemed units has been revised as of October 15, 2010. Except as described below for redemptions upon the death of a limited partner, the purchase price for the redeemed units, for the period beginning after a limited partner has held the units for a period of one year, will be (i) 92% of the Estimated Unit Value (as defined below) for any units held less than two years, (ii) 94% of the Estimated Unit Value for any units held for at least two years but less than three years, (iii) 96% of the Estimated Unit Value for any units held at least three years but less than four years, (iv) 98% of the Estimated Unit Value for any units held at least four years but less than five years; and (v) 100% of the Estimated Unit Value for any units held at least five years. The price the Partnership will pay for redeemed units will be offset by any net proceeds from capital transactions previously distributed to the redeeming limited partner in respect of such units as a return of his or her capital contributions.  In addition, the purchase price for units redeemed upon the death of a limited partner will be 100% of the Estimated Unit Value, with the aggregate annual number of units redeemed upon death of a limited partner not to exceed 1% of units outstanding in the preceding 12-month period. The price the Partnership will pay for units redeemed upon the death of a limited partner will be offset by any net proceeds from capital transactions previously distributed to the deceased limited partner, or his or her estate, in respect of such units as a return of capital contributions. For purposes of establishing the redemption price per unit, “Estimated Unit Value” shall mean the most recently disclosed reasonable estimated value of the Partnership’s units of limited partnership interest as determined by our general partner. On March 6, 2012, our general partner determined the most recent Estimated Unit Value to be $20.00 per unit, which will be used as the Estimated Unit Value until such time as our general partner provides a new estimated value of the Partnership’s units of limited partnership interest.

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

The Partnership complies with the Distinguishing Liabilities from Equity topic of the FASB ASC, which requires, among other things, that financial instruments that represent a mandatory obligation of the Partnership to repurchase limited partner units be classified as liabilities and reported at settlement value. We believe that limited partner units tendered for redemption by the unit holder under the Partnership’s unit redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our general partner. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of December 31, 2012, we did not have any approved redemption requests included in our liabilities.

The following table summarizes the redemption activity for the years ended December 31, 2012, 2011 and 2010. The amounts presented are in total units:

	For the Years Ended December 31,
	2012	2011	2010
Balance, beginning of year	719,000	508,000	191,000
Redemption requests received	128,000	217,000	341,000
Redemption requests cancelled	(114,000)	(6,000)	-
Units redeemed	(17,000)	-	(24,000)
Balance, end of year	716,000	719,000	508,000

I.  Commitments and Contingencies

From time to time, the Partnership enters into guarantees of debtors’ or affiliates’ borrowings and provides credit enhancements for the benefit of senior lenders in connection with the Partnership’s debtors and affiliates and investments in partnerships (collectively referred to as “guarantees”), and accounts for such guarantees in accordance with FASB ASC 460-10 Guarantees. Guarantees generally have fixed expiration dates or other termination clauses and may require payment of a fee by the debtor. A guarantee involves, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The Partnership’s exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the guarantee.

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

In March 2010, the Partnership entered into a guaranty (the “Resort Island Guaranty”) for the benefit of the Bank of Las Colinas (“BOLC”), pursuant to which the Partnership guaranteed the repayment of up to $925,000 owed to BOLC with respect to a loan between UDFLOF Resort Island, L.P., a Delaware limited partnership (“UDFLOF Resort Island”), and BOLC. UDFLOF Resort Island is a wholly owned subsidiary of UDF LOF. The general partner of UDF LOF is a wholly-owned subsidiary of the Partnership’s general partner, and the Partnership’s general partner serves as the asset manager for UDF LOF. In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the Resort Island Guaranty, the Partnership entered into a letter agreement with UDFLOF Resort Island which provides for UDFLOF Resort Island to pay the Partnership a guaranty fee equal to 1% of the Partnership’s maximum exposure (i.e., $9,250) under the guaranty, which was paid to the Partnership upon the execution of the guaranty and is included in the Partnership’s mortgage and transaction service revenues – related party income (see Note K for further discussion). UDFLOF Resort Island paid off the loan to BOLC in December 2010, thus extinguishing the guaranty.

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

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, the Partnership provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which was secured by a lien on all of the Partnership’s existing and future assets. The Partnership’s general partner serves as the asset manager for UDF I.  In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In consideration of the Partnership’s secured guaranty, commencing July 31, 2010, UDF I agreed to pay the Partnership a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. Effective June 21, 2012, the agreement was modified and UDF I agreed to pay the Partnership a monthly fee equal to one-twelfth of 1% of the outstanding principal balance of the UDF I – Brockhoeft Loan. UDF I paid off the UDF I – Brockhoeft Loan in December 2012, thus extinguishing the guaranty. These fees are included in mortgage and transaction service revenues – related parties income (see Note K for further discussion).

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

In December 2010, the Partnership entered into a guaranty (the “UDF IV Finance II Guaranty”) for the benefit of The F&M Bank and Trust Company (“F&M”), pursuant to which the Partnership guaranteed the repayment of up to $10 million owed to F&M with respect to a loan between UDF IV Finance II, L.P., a Delaware limited partnership (“UDF IV Finance II”), and F&M.  UDF IV Finance II is a wholly owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UDF IV Finance II Guaranty, the Partnership entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.  This fee is included in mortgage and transaction service revenues – related parties income (see Note K for further discussion).

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

As of December 31, 2012, we had 11 outstanding guarantees, including: (1) 10 limited repayment guarantees with total credit risk to us of approximately $50.6 million, of which approximately $37.6 million had been borrowed against by the debtor and (2) one letter of credit issued on behalf of a borrower with total credit risk to us of approximately $18,000, of which no amount had been borrowed against by the debtor.

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

As of December 31, 2012, we had originated 60 loans, including 33 loans that have been repaid in full by the respective borrower, totaling approximately $572.3 million. We had approximately $36.6 million of commitments to be funded, including approximately $15.1 million of commitments for mortgage notes receivable – related parties and $7.3 million for participation interest – related party. For the year ended December 31, 2012, we did not originate or purchase any loans, sold 1 loan participation, and did not acquire any additional participation interests.

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

J.  General and Administrative Expenses

General and administrative expenses and general and administrative expenses – related parties of the Partnership are summarized in the following charts:

	For the Years Ended
	December 31,
General and administrative expenses	2012	2011	2010

Investor relations	$464,000	$450,000	$525,000
Professional fees	266,000	327,000	240,000
Other	332,000	263,000	404,000
Total general and administrative expenses	$1,062,000	$1,040,000	$1,169,000

	For the Years Ended
	December 31,
General and administrative expenses – related parties	2012	2011	2010

Amortization of Placement Fees	$1,222,000	$1,221,000	$1,217,000
Mortgage Servicing Fee	969,000	892,000	815,000
Amortization of debt financing fees	11,000	22,000	71,000
Operating Expense Reimbursement (1)	556,000	563,000	683,000
Total general and administrative expenses – related parties	$2,758,000	$2,698,000	$2,786,000

(1) As defined in Note K

K.  Related Party Transactions

As of December 31, 2012, we had approximately $49.0 million of mortgage notes receivables – related parties, consisting of 7 related party loans, and one participation interest – related party totaling approximately $75.2 million. Mortgage notes receivables – related parties and participation interest – related party represented approximately 34% of our total assets as of December 31, 2012. As of December 31, 2012, we had approximately $2.7 million of accrued interest receivable – related parties, and we had paid our general partner approximately $10.3 million since inception for acquisition and origination fee expenses associated with the mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party. For the year ended December 31, 2012, we recognized approximately $16.4 million and $622,000 for interest income – related parties and mortgage and transaction service revenues – related parties, respectively. We also recognized approximately $2.8 million of general and administrative expenses – related parties for the year ended December 31, 2012. As of December 31, 2012, we had seven outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $39.9 million, of which approximately $27.8 million had been borrowed against by the debtor.

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

For services rendered in connection with the servicing of our loans, we incur a monthly Mortgage Servicing Fee to Land Development equal to one-twelfth of 0.25% of our aggregate outstanding development mortgage notes receivable balance as of the last day of the month. Such fees are included in general and administrative – related parties expenses. The unpaid portion of such fees is included in accrued liabilities – related parties on our balance sheet.

On September 21, 2009, the Partnership entered into the $15 million Brockhoeft Credit Facility with the Lender (as discussed in Note E).  In conjunction with the Brockhoeft Credit Facility, the Partnership paid UMTH Funding Services, L.P. (“UMTH Funding”), a Delaware limited partnership, a debt placement fee equal to 1% ($150,000) of the Brockhoeft Credit Facility, which was amortized over the initial term of the Brockhoeft Credit Facility. UMTH Funding and the Partnership’s general partner are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both UMTH Funding and Land Development.

An affiliate of Land Development serves as the advisor to UMT and UDF IV. The general partner of UDF LOF is a wholly-owned subsidiary of Land Development.  Land Development serves as the asset manager of UDF I, UDF IV and UDF LOF.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the years ended December 31, 2012, 2011 and 2010. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Years Ended
		December 31,
Payee	Purpose	2012		2011		2010
Land Development
	Placement Fees	$447,000	5%	$472,000	6%	$131,000	7%
	Promotional interest	5,266,000	59%	5,099,000	68%	1,004,000	50%
	Carried interest	726,000	8%	755,000	10%	143,000	7%
	Mortgage Servicing Fee	1,204,000	13%	1,045,000	14%	328,000	16%
General Services
	Operating Expense Reimbursement	1,317,000	15%	115,000	2%	408,000	20%

Total Payments		$8,960,000	100%	$7,486,000	100%	$2,014,000	100%

The chart below summarizes general and administrative – related parties expense for the years ended December 31, 2012, 2011 and 2010. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Years Ended
	December 31,
General and administrative expense – related parties	2012		2011		2010

Amortization of Placement Fees	$1,222,000	44%	$1,221,000	45%	$1,217,000	44%
Mortgage Servicing Fee	969,000	35%	892,000	33%	815,000	29%
Amortization of debt financing fees	11,000	1%	22,000	1%	71,000	2%
Operating Expense Reimbursement	556,000	20%	563,000	21%	683,000	25%

Total general and administrative expense – related parties	$2,758,000	100%	$2,698,000	100%	$2,786,000	100%

Mortgage Notes Receivable – Related Parties

UDF PM Note

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I (“UDF PM”), in the principal amount of approximately $6.4 million (the “UDF PM Note”), and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the UDF PM Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. Our general partner serves as the asset manager for UDF I. The UDF PM Note, which bears an interest rate of 15% per annum, is initially collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and, per the Second Amendment to Secured Promissory Note, matures on September 4, 2013. In determining whether to modify the UDF PM Note, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In connection with the UDF PM Note, UDF PM agreed to pay us commitment fees equal to 3% of each advance on the note, or $187,500. We did not recognize any commitment fee income in connection with the UDF PM Note for years ended December 31, 2012 or 2011. For the year ended December 31, 2010, approximately $44,000 in commitment fee income is included in mortgage and transaction service revenues – related parties. For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $308,000, $1.0 million and $1.2 million, respectively, of interest income – related parties related to the UDF PM Note, of which approximately $5,000 and $17,000, respectively, is included in accrued interest receivable – related parties as of December 31, 2012 and 2011. Approximately $280,000 and $4.2 million is included in mortgage notes receivable – related parties as of December 31, 2012 and 2011, respectively.

UDF X Note

In November 2007, we originated a secured promissory note to United Development Funding X, L.P., a Delaware limited partnership and wholly-owned subsidiary of our general partner (“UDF X”), in the principal amount of approximately $70 million (the “UDF X Note”), and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the UDF X Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. In August 2008, we amended the UDF X Note to reduce the commitment amount to $25 million. In November 2012, we amended the UDF X Note to increase the commitment amount to $26 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The UDF X Note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2014, as amended. In connection with the UDF X Note, UDF X agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $751,000. For the years ended December 31, 2012, 2011 and 2010, approximately $145,000, $165,000 and $165,000 in commitment fee income is included in mortgage and transaction service revenues – related parties, respectively. For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $3.5 million, $3.2 million and $3.5 million, respectively, of interest income – related parties related to the UDF X Note, of which approximately $27,000 and $288,000, respectively, is included in accrued interest receivable – related parties as of December 31, 2012 and 2011. Approximately $21.7 million and $22.7 million is included in mortgage notes receivable – related parties as of December 31, 2012 and 2011, respectively.

UDF NP Note

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company which was a wholly-owned subsidiary of UDF I at the time of the note’s origination (“Northpointe LLC”), in the principal amount of approximately $6 million (the “UDF NP Loan”), and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. Our general partner serves as the asset manager for UDF I. In December 2008, Northpointe LLC was purchased by an unrelated third party, who thus assumed the UDF NP Loan. In May 2009, Northpointe LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by special warranty deed to UDF Northpointe II, L.P. (“Northpointe II”), a subsidiary of UDF I. Concurrent with this assignment, Northpointe LLC entered into a contract for deed with Northpointe II whereby Northpointe LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to Northpointe LLC. The secured promissory note, which bears an interest rate of 12% per annum, is initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas and was payable on December 28, 2010. The maturity date was extended to December 28, 2013 pursuant to a modification agreement effective as of June 30, 2011 which also increased the UDF NP Loan to a maximum of $15 million, pursuant to a second secured promissory note in the principal amount of $9 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note. For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $1.5 million, $1.3 million and $1.1 million, respectively of interest income – related parties related to the UDF NP Loan. There was no balance in accrued interest receivable – related parties associated with the UDF NP Loan as of December 31, 2012 or 2011. Approximately $13.4 million and $11.6 million is included in mortgage notes receivable – related parties associated with the UDF NP Loan as of December 31, 2012 and 2011, respectively.

UDF LOF Note

In August 2008, we originated a secured revolving line of credit to UDF LOF in the principal amount of up to $25 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”). The general partner of UDF LOF is a wholly-owned subsidiary of our general partner, and our general partner serves as the asset manager for UDF LOF. The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a lien of all of UDF LOF’s existing and future acquired assets. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the UDF LOF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. In August 2011, we amended the UDF LOF Note to reduce the commitment amount to $10 million and extend the maturity date from August 20, 2011 to August 20, 2013. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In January 2010, the balance of the UDF LOF Note was paid in full, although UDF LOF still has the ability to draw on the UDF LOF Note until it matures. In connection with this note, UDF LOF agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $587,000. We did not recognize any commitment fee income related to the UDF LOF Note for the year ended December 31, 2012. For the years ended December 31, 2011 and 2010, approximately $138,000 and $216,000, respectively, in commitment fee income is included in mortgage and transaction service revenues – related parties. We did not recognize any interest income – related parties related to the UDF LOF Note for the years ended December 31, 2012, 2011 and 2010. There was no balance in accrued interest receivable – related parties associated with the UDF LOF Note as of December 31, 2012 or 2011.

BCH Note

In August 2008, we originated a secured promissory note with Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), in the principal amount of $2.5 million (the “BCH Note”). Our general partner had a minority partner interest in Buffington Capital. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the BCH Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Capital. Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital merged into Buffington Signature Homes, LLC (“Buffington Signature”), which is ultimately owned and controlled by Buffington Homebuilding Group, LTD, a Texas limited partnership (“BHG”). Our general partner has a minority limited partnership interest in BHG. As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, Buffington Signature succeeded to all the rights, responsibilities and obligations of Buffington Capital under the BCH Note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Buffington Signature’s payment and performance of the BCH Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Second Amendment to Loan Agreement dated August 12, 2010, matured on August 12, 2011 with no balance outstanding on the note. The BCH Note was repaid in full in April 2010, although Buffington Signature still had the ability to draw on the BCH Note until it matured. We did not recognize any interest income – related parties related to the BCH Note for the years ended December 31, 2012 or 2011. For the year ended December 31, 2010, we recognized approximately $16,000 of interest income – related parties related to the BCH Note. There was no balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the BCH Note as of December 31, 2012 or 2011.

BTC Note

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2 million (the “BTC Note”). Our general partner had a minority partner interest in Buffington Classic. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the BTC Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic. Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital merged into Buffington Texas Classic Homes, LLC (“BTC LLC”), which is ultimately owned and controlled by BHG. Our general partner has a minority limited partnership interest in BHG. As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, BTC LLC succeeded to all the rights, responsibilities and obligations of Buffington Classic under the BTC Note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. BTC LLC’s payment and performance of the BTC Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Fourth Amendment to Loan Agreement dated August 21, 2012, is payable on August 21, 2013. We did not recognize any interest income – related parties related to the BTC Note for years ended December 31, 2012 or 2011. For the year ended December 31, 2010, we recognized approximately $10,000 of interest income – related parties related to the BTC Note. There was no balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the BTC Note as of December 31, 2012 or 2011.

HTC Loan

Effective December 2008, we modified a secured promissory note evidencing a loan (the “HTC Loan”) in the principal amount of approximately $8.1 million to UDF I that we originated in December 2006 in the principal amount of approximately $6.9 million. Our general partner serves as the asset manager for UDF I. In connection with the origination of such promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating the HTC Loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. UDF I’s obligations under the HTC Loan are initially secured by a first lien deed of trust filed on 190 entitled single-family home lots located in Thornton, Colorado. The HTC Loan bears interest at a base rate equal to 12% per annum and interest payments are due monthly. Effective June 30, 2011, the HTC Loan was increased to a maximum of $12.8 million, pursuant to a second secured promissory note in the principal amount of $4.7 million. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note. The HTC Loan had an initial maturity date of December 31, 2011, but was extended to June 30, 2012 pursuant to a fourth amendment to the secured promissory note effective as of June 30, 2011. Effective June 30, 2012, the principal amount available under the HTC Loan was increased to a maximum of $15.6 million and the maturity date was extended to June 30, 2015, pursuant to a fifth amendment to the secured promissory note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. For the years ended December 31, 2012, 2011 and 2010, we recognized $1.5 million, $1.4 million and $1.2 million, respectively, of interest income – related parties related to the HTC Loan. There was no balance in accrued interest receivable – related parties associated with this note as of December 31, 2012 or 2011. Approximately $12.9 million and $12.6 million is included in mortgage notes receivable – related parties as of December 31, 2012 and 2011, respectively, related to the HTC Loan.

OU Land Note

In July 2009, we originated a secured promissory note to OU Land Acquisitions, L.P., a Texas limited partnership and wholly-owned subsidiary of UDF I (“OU Land”), in the principal amount of approximately $2.0 million (the “OU Land Note”), and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the OU Land Note is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. Our general partner serves as the asset manager for UDF I. The OU Land Note, which bore an interest rate of 15% per annum, was collateralized by a first lien on 56 acres of land located in Houston, Texas and was payable on June 14, 2010, but remained outstanding as of December 31, 2010. In January 2011, the OU Land Note was paid off upon a sale of the underlying collateral. We did not recognize any interest income – related parties related to the OU Land Note for the year ended December 31, 2012. For the years ended December 31, 2011 and 2010, we recognized approximately $22,000 and $375,000, respectively, of interest income – related parties related to the OU Land Note. There was no balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the OU Land Note as of December 31, 2012 or 2011.

UDF TX One Note

In November 2010, we assumed a secured promissory note to UDF TX One, L.P., a Texas limited partnership and wholly owned subsidiary of UDF I (“UDF TX One”), in the principal amount of $8.0 million (the “UDF TX One Note”). Our general partner serves as the asset manager for UDF I. In connection with the origination of the UDF TX One Note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the UDF TX One Note is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. The UDF TX One Note, which bore an interest rate of 9.55% per annum, was collateralized by finished lots in Douglas County, Colorado and was payable on January 31, 2011. The UDF TX One Note was paid in full in January 2011. We did not recognize any interest income – related parties related to the UDF TX One Note for the year ended December 31, 2012. For the years ended December 31, 2011 and 2010, we recognized approximately $200 and $3,000, respectively, of interest income – related parties related to the UDF TX One Note. There was no balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the UDF TX One Note as of December 31, 2012 or 2011.

Ash Creek Note

In April 2011, we originated a promissory note to UDF Ash Creek, L.P. (the “Ash Creek Note”), a Delaware limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of $50,000, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the Ash Creek Note is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. Our general partner serves as the asset manager for UDF I. The Ash Creek Note, which bears interest at a base rate equal to 15% per annum, was originally payable on December 5, 2011. Effective December 5, 2011, we entered into an extension agreement with the borrower pursuant to which the maturity date of the Ash Creek Note was extended to December 21, 2012. In December 2012, we amended the Ash Creek Note to increase the commitment amount to $65,000 and extend the maturity date from December 21, 2012 to December 21, 2013. The Ash Creek Note is secured by a second lien deed of trust. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. For the years ended December 31, 2012 and 2011, we recognized approximately $8,300 and $5,600, respectively, of interest income – related parties related to the Ash Creek Note, of which approximately $5,800 and $5,600 was included in accrued interest receivable – related parties as of December 31, 2012 and 2011, respectively. Approximately $58,000 and $50,000, respectively, is included in mortgage notes receivable – related parties associated with the Ash Creek Note as of December 31, 2012 and 2011.

Participation Interest – Related Party

In September 2008, we entered into an Economic Interest Participation Agreement with UMT pursuant to which we purchased (i) an economic interest in the UMT Loan and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”).  Our general partner serves as the asset manager for UDF I. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the Economic Interest Participation Agreement is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. As of December 31, 2010, the UMT Loan was a $60 million revolving line of credit facility evidenced by a Third Amended and Restated Secured Line of Credit Promissory Note dated as of August 17, 2009, as extended to December 31, 2010 by an amendment effective December 31, 2009.  Effective December 31, 2010, the UMT Loan was subsequently increased to $75 million and the maturity date was extended to December 31, 2011 as evidenced by a Second Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2010. Effective December 31, 2011, the UMT Loan was amended and the maturity date was extended to December 31, 2012 as evidenced by a Third Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2011. Effective December 31, 2012, the UMT Loan was subsequently increased to $82 million and the maturity date was extended to December 31, 2013 as evidenced by a Fourth Amendment and Joinder Agreement to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2012 (as amended, the “UMT Note”). In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The UMT Loan is secured by a security interest in the assets of UDF I, including UDF I’s land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF I in favor of UMT (the “Security Agreement”).

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

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and we will participate in the control and management of the UMT Loan. The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  The UMT Loan interest rate is the lower of 14% per annum or the highest rate allowed by law.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code of 1986, as amended, to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I. For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $9.5 million, $8.3 million and $7.3 million, respectively, of interest income – related parties related to the Economic Interest Participation Agreement, of which approximately $2.6 million and $2.3 million is included in accrued interest receivable – related parties for the years ended December 31, 2012 and 2011, respectively.

The UMT Loan was subordinate to the UDF I – Brockhoeft loan. As of December 31, 2012 and 2011, approximately $74.7 million and $65.5 million related to the Economic Interest Participation Agreement is included in participation interest – related party, respectively.

Loan Participations Sold to Related Parties

From inception through December 31, 2012, we have entered into 9 loan participation agreements with related parties whereby a related party has purchased a participation interest in a mortgage investment that we have originated. As of December 31, 2012, 5 of these agreements remain outstanding.

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

As of December 31, 2012 and 2011, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the Buffington Bear Creek Note. As the Buffington Bear Creek Note was fully repaid in October 2010, neither UMT nor UDF IV had any outstanding participation interest as of December 31, 2012 or 2011. For the year ended December 31, 2010, we recognized approximately $15,000 of interest income on the Buffington Bear Creek Note.

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

As of December 31, 2012 and 2011, we did not have an outstanding balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the BCH Note or the BTC Note. As of December 31, 2012 and 2011, UDF IV had a participation interest associated with the BCH and BTC Participation Agreements of approximately $499,000 and $246,000, respectively. The UDF IV participation interest is not included on our balance sheet. For the year ended December 31, 2010, we recognized approximately $26,000 of interest income associated with the BCH and BTC Note.

TR II Finished Lot Note

In August 2009, we originated a $3.4 million secured promissory note (the “TR II Finished Lot Note”) with CTMGT Travis Ranch II, LLC, an unaffiliated Texas limited liability company. The TR II Finished Lot Note is secured by a subordinate, second lien deed of trust recorded against finished residential lots in the Travis Ranch residential subdivision located in Kaufman County, Texas. The TR II Finished Lot Note is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower. The interest rate under the TR II Finished Lot Note is 15%. The borrower has obtained a senior loan secured by a first lien deed of trust on the finished lots. For so long as the senior loan is outstanding, proceeds from the sale of the residential lots securing the TR II Finished Lot Note will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan. After the senior lien is paid in full, the proceeds from the sale of the residential lots securing the TR II Finished Lot Note are required to be used to repay the TR II Finished Lot Note. The TR II Finished Lot Note was due and payable in full on August 28, 2012. Pursuant to a loan modification agreement effective August 28, 2012, the maturity date on the TR II Finished Lot Note was extended to January 28, 2013. The TR II Finished Lot Note was increased to $3.8 million pursuant to a Borrower’s Confirmation Certificate effective as of December 31, 2012. Pursuant to a second loan modification agreement effective January 28, 2013, the maturity date on the TR II Finished Lot Note was extended to January 28, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

As of December 31, 2012 and 2011, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the TR II Finished Lot Note. As of December 31, 2012 and 2011, UDF IV had a participation interest associated with the TR II Finished Lot Participation of approximately $3.6 million and $2.7 million, respectively. The UDF IV participation interest is not included on our balance sheet. For the year ended December 31, 2010, we recognized approximately $140,000 of interest income associated with the TR II Finished Lot Note

TR Paper Lot Note

In September 2009, we originated an $8.1 million secured promissory note (the “TR Paper Lot Note”) with CTMGT Travis Ranch, LLC, an unaffiliated Texas limited liability company. The borrower owns paper lots in the Travis Ranch residential subdivision of Kaufman County, Texas. A “paper” lot is a residential lot shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development. The TR Paper Lot Note was initially secured by a pledge of the equity interests in the borrower instead of a real property lien, effectively subordinating the TR Paper Lot Note to all real property liens. The TR Paper Lot Note is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower. The interest rate under the TR Paper Lot Note is 15%. The borrower has obtained a senior loan secured by a first lien deed of trust on the paper lots. For so long as the senior loan is outstanding, proceeds from the sale of the paper lots will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan. After the senior lien is paid in full, the proceeds from the sale of the paper lots are required to be used to repay the TR Paper Lot Note. The TR Paper Lot Note was due and payable in full on September 24, 2012. Pursuant to a loan modification agreement effective September 24, 2012, the maturity date on the TR Paper Lot Note was extended to January 28, 2013. The TR Paper Lot Note was increased to $11.0 million pursuant to a Borrower’s Confirmation Certificate effective as of December 31, 2012. Pursuant to a second loan modification agreement effective January 28, 2013, the maturity date on the TR Paper Lot Note was extended to January 28, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

As of December 31, 2012 and 2011, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the TR Paper Lot Note. As of December 31, 2012 and 2011, UDF IV had a participation interest associated with the TR Paper Lot Participation of approximately $10.6 million and $9.2 million, respectively. The UDF IV participation interest is not included on our balance sheet. For the year ended December 31, 2010, we recognized approximately $240,000 of interest income associated with the TR Paper Lot Note.

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

As of December 31, 2012, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the Luckey Ranch Note. As of December 31, 2011, we had an outstanding balance in mortgage notes receivable and accrued interest receivable of approximately $99,000 and $13,000, respectively, associated with the Luckey Ranch Note. As of December 31, 2011, UDF LOF had a participation interest associated with the Luckey Ranch Participation of approximately $824,000. The UDF LOF participation interest is not included on our balance sheet. For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $51,000, $108,000 and $162,000, respectively, of interest income associated with the Luckey Ranch Note.

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

As of December 31, 2012 and 2011, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the Buffington Brushy Creek Note. As of December 31, 2011, UDF LOF had a participation interest associated with the Brushy Creek Participation of approximately $619,000. The UDF LOF participation interest is not included on our balance sheet. For the years ended December 31, 2011 and 2010, we recognized approximately $167,000 and $579,000, respectively, of interest income associated with the Buffington Brushy Creek Note.

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

As of December 31, 2012 and 2011, we had an outstanding balance in mortgage notes receivable of approximately $42.1 million and $40.7 million, respectively, associated with the CTMGT Note. As of December 31, 2012 and 2011, we did not have an outstanding balance in accrued interest receivable associated with the CTMGT Note. As of December 31, 2012 and 2011, UDF LOF had a participation interest associated with the CTMGT Participation of approximately $13.0 million and $16.6 million, respectively. The UDF LOF participation interest is not included on our balance sheet. For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $6.7 million, $7.6 million and $7.6 million, respectively, of interest income associated with the CTMGT Note.

Northpointe LLC Note

In December 2008, we originated a $4.2 million secured promissory note (the “Northpointe LLC Note”) with Northpointe LLC. The Northpointe LLC Note is initially collateralized by a first lien deed of trust on 303 finished lots in Texas and assignments of distributions from Northpointe LLC. The interest rate under the Northpointe LLC Note is 12%. Pursuant to the Second Loan Modification Agreement entered into in April 2012, the maturity date on the Northpointe LLC Note was December 4, 2012. Pursuant to a Third Loan Modification Agreement entered into in December 2012, the maturity date of the Northpointe LLC Note was extended to June 4, 2013. In determining whether to modify the Northpointe LLC Note, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

As of December 31, 2012 and 2011, we had an outstanding balance in mortgage notes receivable of approximately $1.4 million and $3.3 million, respectively, associated with the Northpointe LLC Note. As of December 31, 2012 and 2011, we did not have an outstanding balance in accrued interest receivable associated with the Northpointe LLC Note. For the years ended December 31, 2012, 2011 and 2010, we recognized approximately $260,000, $308,000 and $293,000, respectively, of interest income associated with the Northpointe LLC Note. As of December 31, 2012, UDF IV had a participation interest associated with the Northpointe LLC Participation of approximately $212,000. The UDF IV participation interest is not included on our balance sheet.

Credit Enhancement Fees – Related Parties

In February 2009, we deposited $1.5 million into the Deposit Account with LegacyTexas for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending. UMTH Lending and our general partner are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both UMTH Lending and our general partner. We provided LegacyTexas a security interest in the Deposit Account as further collateral for the UMTH Lending Loan obtained by UMTH Lending from LegacyTexas. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In November 2010, UMTH Lending refinanced the UMTH Lending Loan with UTB. In conjunction with this refinance, we deposited $1.5 million into the UTB Deposit Account for the purpose of providing collateral to UTB for the benefit of UMTH Lending. The UTB Deposit Account replaced the Deposit Account previously established with LegacyTexas. We provided the UTB Deposit Account as further collateral for a loan obtained by UMTH Lending from UTB. In consideration for providing the UMTH Lending Deposit Accounts as collateral for the UMTH Lending Loans, UMTH Lending agreed to pay us a fee equal to 3% per annum of the amount outstanding in the UMTH Lending Deposit Accounts, paid in 12 monthly installments for each year that the UMTH Lending Deposit Accounts secure the UMTH Lending Loans. The UTB Deposit Account is included as restricted cash on our balance sheet. This fee of approximately $45,000 is included in mortgage and transaction service revenues – related parties income for each of the years ended December 31, 2012, 2011 and 2010. Approximately $8,000 and $23,000 related to these fees is included in accounts receivable – related parties as of December 31, 2012 and 2011, respectively. For further discussion on the UMTH Lending Loans and UMTH Lending Deposit Accounts, see Note I.

In August 2009, in consideration for entering into the TCB Guaranty (as discussed in Note I), we entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the TCB Guaranty (i.e., $50,000 per annum) through August 2012. Effective August 28, 2012, the letter agreement was modified and UMT Home Finance agreed to pay us a monthly fee equal to one-twelfth of 1% of the outstanding principal balance of the Texas Capital loan. UMT Home Finance is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In conjunction with this agreement, approximately $15,000, $50,000 and $50,000, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012, 2011 and 2010. Approximately $3,000 related to these fees is included in accounts receivable – related parties as of December 31, 2012. No amount is included in accounts receivable – related parties as of December 31, 2011 related to these fees.

In March 2010, in consideration for entering into the Resort Island Guaranty (as discussed in Note I), we entered into a letter agreement with UDFLOF Resort Island which provides for UDFLOF Resort Island to pay us a guaranty fee equal to 1% of our maximum exposure (i.e., $9,250) under the guaranty. The guaranty fee was paid to us upon the execution of the guaranty. UDFLOF Resort Island is a wholly owned subsidiary of UDF LOF. The general partner of UDF LOF is a wholly-owned subsidiary of our general partner, and our general partner serves as the asset manager for UDF LOF. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. UDFLOF Resort Island paid off the loan to BOLC in December 2010, thus extinguishing the guaranty. In conjunction with this agreement, no amount is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012 and 2011. Approximately $9,000 is included in mortgage and transaction service revenues – related parties income for the year ended December 31, 2010.

In April 2010, in consideration of us entering into the UDF IV HF Guaranty (as discussed in Note I), we entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum). UDF IV Home Finance is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of our general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In conjunction with this agreement, $60,000, $60,000 and $45,000, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012, 2011 and 2010.

In April 2010, in consideration of us entering into the UMT 15th Street Guaranty (as discussed in Note I), we entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. UMT 15th Street is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $11,000, $11,000 and $10,000, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012, 2011 and 2010. Approximately $1,000 and $8,000 related to these fees is included in accounts receivable – related parties as of December 31, 2012 and 2011, respectively.

In June 2010, UDF I obtained the $15 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders (as discussed in Note I). As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which was secured by a lien on all of our existing and future assets. Our general partner serves as the asset manager for UDF I. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. Effective June 21, 2012, the agreement was modified and UDF I agreed to pay us a monthly fee equal to one-twelfth of 1% of the outstanding principal balance of the UDF I – Brockhoeft Loan. UDF I paid off the UDF I – Brockhoeft Loan in December 2012, thus extinguishing the guaranty. This fee of approximately $198,000, $450,000 and $225,000, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012, 2011 and 2010. Approximately $273,000 and $113,000 related to these fees is included in accounts receivable – related parties as of December 31, 2012 and 2011, respectively.

In August 2010, in consideration of us entering into the UDF IV Acquisitions Guaranty (as discussed in Note I), we entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line of credit at the end of the month. UDF IV Acquisitions is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of our general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $59,000, $43,000 and $20,000, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012, 2011 and 2010. Approximately $7,000 and $5,000 related to these fees is included in accounts receivable – related parties as of December 31, 2012 and 2011, respectively.

In December 2010, in consideration of us entering into the UDF IV Finance II Guaranty (as discussed in Note I), we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $10 million loan between UDF IV Finance II and F&M at the end of the month. UDF IV Finance II is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of our general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $58,000 and $52,000, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012 and 2011. No amount is included in mortgage and transaction service revenues – related parties income for the year ended December 31, 2010. Approximately $5,000 related to these fees is included in accounts receivable – related parties as of each of December 31, 2012 and 2011.

In May 2011, in consideration of us entering into the UMT HF III Guaranty (as discussed in Note I), we entered into a letter agreement with UMT HF III which provides for UMT HF III to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $4.3 million loan between UMT HF III and Veritex at the end of the month. UMT HF III is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $29,000 and $8,000, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012 and 2011. No amount is included in mortgage and transaction service revenues – related parties income for the year ended December 31, 2010. Approximately $3,000 and $7,000 related to these fees is included in accounts receivable – related parties as of December 31, 2012 and 2011, respectively.

In August 2011, in consideration of us entering into the UMT HF II Guaranty (as discussed in Note I), we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the $250,000 loan between UMT HF II and FFB at the end of the month. UMT HF II is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. The FFB loan was repaid in full by UMT HF II in May 2012 and thus the UMT HF II Guaranty was extinguished. This fee of approximately $500 and $400, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012 and 2011. No amount is included in mortgage and transaction service revenues – related parties income for the year ended December 31, 2010. Approximately $400 related to these fees is included in accounts receivable – related parties as of December 31, 2011.

In October 2011, in consideration of us entering into the UMT HF II Green Bank Guaranty (as discussed in Note I), we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $5 million loan between UMT HF II and Green Bank at the end of the month. UMT HF II is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $1,200 and $300, respectively, is included in mortgage and transaction service revenues – related parties income for the years ended December 31, 2012 and 2011. No amount is included in mortgage and transaction service revenues – related parties income for the year ended December 31, 2010. Approximately $200 and $300 related to these fees is included in accounts receivable – related parties as of December 31, 2012 and 2011, respectively.

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

At December 31, 2012, approximately 95% of the outstanding aggregate principal amount of mortgage notes originated by the Partnership are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 2% are secured by properties located in Arizona. At December 31, 2011, approximately 96% of the outstanding aggregate principal amount of mortgage notes originated by the Partnership are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 1% are secured by properties located in Arizona. All of the Partnership’s mortgage investments are in the United States.

M.  Quarterly Financial Data (Unaudited)

Selected quarterly financial data (unaudited) for the years ended December 31, 2012, 2011 and 2010 is set forth below:

				Net Income Per
			Net Income	Limited	Weighted
			Allocated to	Partnership	Average
			Limited	Unit	Units
	Revenues	Net Income	Partners	Basic/Diluted	Outstanding
2012
First quarter	$13,111,817	$11,725,335	$10,508,204	$0.57	18,381,530
Second quarter	13,134,476	11,554,690	10,355,272	0.56	18,501,746
Third quarter	13,265,856	11,827,492	10,599,757	0.57	18,624,890
Fourth quarter	13,647,064	7,193,216	6,446,536	0.34	18,754,059
For the year	$53,159,213	$42,300,733	$37,909,769	$2.04	18,566,233

2011
First quarter	$12,760,751	$11,400,437	$10,217,032	$0.57	17,840,589
Second quarter	12,911,611	11,476,081	10,284,823	0.57	17,976,682
Third quarter	12,813,803	11,342,167	10,164,810	0.56	18,113,285
Fourth quarter	12,940,782	7,955,868	7,130,021	0.39	18,248,968
For the year	$51,426,947	$42,174,553	$37,796,686	$2.09	18,046,187

2010
First quarter	$11,724,470	$10,256,069	$9,191,453	$0.53	17,289,322
Second quarter	11,983,126	10,365,463	9,289,492	0.53	17,421,668
Third quarter	12,552,162	11,110,160	9,956,886	0.57	17,560,810
Fourth quarter	12,763,537	8,360,781	7,492,903	0.42	17,701,718
For the year	$49,023,295	$40,092,473	$35,930,734	$2.05	17,494,694

Index to Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit B to prospectus of the Registrant filed pursuant to Rule 424(b)(3) on May 18, 2006)
3.2	Certificate of Limited Partnership of Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on August 26, 2005)
3.3	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit B to Supplement No. 12 to prospectus dated May 15, 2006, contained within Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on May 12, 2009)
3.4	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Form 8-K filed on June 10, 2009)
4.1	Subscription Agreement (previously filed in and incorporated by reference to Exhibit C to Supplement No. 12 to prospectus dated May 15, 2006, contained within Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on May 12, 2009)
4.2	Amended and Restated Distribution Reinvestment Plan (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-3, Commission File No. 333-159939, filed on June 12, 2009)
10.1	Form of Escrow Agreement between United Development Funding III, L.P. and Coppermark Bank (previously filed in and incorporated by reference to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on February 10, 2006)
10.2	Form of Participation Agreement by and between the Registrant, UMTH Land Development, L.P., United Development Funding, L.P. and United Development Funding II, L.P. (previously filed in and incorporated by reference to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on November 18, 2005)
10.3	Form of Marketing Support Agreement (previously filed in and incorporated by reference to Pre-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on February 1, 2006)
10.4	Limited Guaranty by United Development Funding III, L.P. for the benefit of United Mortgage Trust (previously filed in and incorporated by reference to Form 8-K filed on October 20, 2006)
10.5	Letter agreement with respect to the Limited Guaranty between United Development Funding III, L.P. and United Mortgage Trust for the benefit of United Development Funding, L.P. (previously filed in and incorporated by reference to Form 8-K filed on October 20, 2006)
10.6	Fairness opinion with respect to Limited Guaranty by United Development Funding III, L.P. for the benefit of United Mortgage Trust and letter agreement with respect to the Limited Guaranty between Registrant and United Mortgage Trust for the benefit of United Development Funding, L.P. (previously filed in and incorporated by reference to Form 8-K filed on October 20, 2006)
10.7	Secured Promissory Note by Centurion Acquisitions, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)
10.8	Secured Promissory Note by Midlothian Longbranch, L.P. for the benefit of United Development Funding, III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)

Exhibit Number	Description
10.9	Environmental Indemnity Agreement by Midlothian Longbranch, L.P., Centurion Acquisitions, L.P., Pars Investments, Inc. and Mehrdad Moayedi in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)
10.10	Secured Promissory Note by Arete Real Estate and Development Company, Modern Modular Home Rental Corp., and Creative Modular Housing Inc. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)
10.11	Security Agreement by Arete Real Estate and Development Company, Creative Modular Housing Inc. and Modern Modular Home Rental Corp. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)
10.12	Continuing Unconditional Guaranty by Joe Fogarty, Nancy Fogarty and the Fogarty Family Trust for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)
10.13	Secured promissory note by Centurion Acquisitions, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2006)
10.14	Security Agreement by Centurion Acquisitions, L.P. and Pars Investment Inc., for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2006)
10.15	Continuing Unconditional Guaranty by Pars Investment Inc. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2006)
10.16	Loan and Security Agreement between United Development Funding III, L.P., as borrower, and Premier Bank, as lender (previously filed in and incorporated by reference to Form 8-K filed on January 3, 2007)
10.17	Revolving Note from United Development Funding III, L.P. for the benefit of Premier Bank (previously filed in and incorporated by reference to Form 8-K filed on January 3, 2007)
10.18	Secured Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed on January 4, 2007)
10.19	Fairness opinion with respect to Secured Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed on January 4, 2007)
10.20	Secured Promissory Note by Buffington Hidden Lakes, Ltd. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-K filed on April 2, 2007)
10.21	Continuing Unconditional Guaranty by Buffington Hidden Lakes GP, Inc. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-K filed on April 2, 2007)
10.22	Letter of engagement between UMTH Funding Services, L.P. and United Development Funding III, L.P. regarding arrangement of financing and financial advising (previously filed in and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on April 30, 2007)
10.23	Note Purchase, Assignment and Assumption Agreement by and between McDougal Family Partnership, Ltd. and United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on May 15, 2007)
10.24	Secured Line of Credit Promissory Note by United Development Funding X, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2007)
10.25	Security Agreement by United Development Funding X, L.P. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2007)

Exhibit Number	Description
10.26	Continuing Unconditional Guaranty by UMT Holdings, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2007)
10.27	Fairness opinion with respect to Secured Line of Credit Promissory Note by United Development Funding X, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2007)
10.28	Secured Line of Credit Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.29	Secured Line of Credit Promissory Note by United Development Funding Land Opportunity Fund, L.P. for the benefit United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.30	Security Agreement by United Development Funding, L.P. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.31	Security Agreement by United Development Funding Land Opportunity Fund, L.P. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.32	First Amendment to Secured Line of Credit Promissory Note by United Development Funding X, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.33	Economic Interest Participation Agreement and Purchase Option between United Mortgage Trust and United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.34	Fairness Opinion with respect to Secured Line of Credit Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.35	Fairness Opinion with respect to Economic Interest Participation Agreement and Purchase Option between United Mortgage Trust and United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.36	Fairness Opinion with respect to First Amendment to Secured Line of Credit Promissory Note by United Development Funding X, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.37	Fairness Opinion with respect to Secured Line of Credit Promissory Note by United Development Funding Land Opportunity Fund, L.P. for the benefit United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.38	Loan and Security Agreement between Registrant, as Borrower, and Wesley J. Brockhoeft, as Lender, dated as of September 21, 2009 (previously filed in and incorporated by reference to Form 10-Q filed on November 16, 2009)
10.39	Second Amendment to Loan and Security Agreement between Registrant, as Borrower, and Wesley J. Brockhoeft, as Lender, dated as of June 21, 2012 (previously filed in and incorporated by reference to Form 10-Q filed on August 14, 2012)
23.1*	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certifications
101.SCH***	XBRL Taxonomy Extension Schema Document
101.INS***	XBRL Instance Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.