Form 10-Q
period 2013-03-31
United Development Funding III, LP
filed 2013-05-14
CIK 1335732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

As of May 1, 2013, the Registrant had 18,994,753 units of limited partnership interest outstanding.

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-Q
Quarter Ended March 31, 2013

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING III, L.P.

BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$728,856	$3,854,711
Restricted cash	1,538,661	1,534,773
Accrued interest receivable	10,242,367	3,723,410
Accrued interest receivable – related parties	344,813	2,673,830
Accounts receivable – related parties	295,420	299,000
Mortgage notes receivable, net	227,938,310	226,908,530
Mortgage notes receivable – related parties, net	50,413,799	49,021,242
Participation interest – related party, net	75,122,591	75,188,457
Other assets	121,963	124,919

Total assets	$366,746,780	$363,328,872

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$155,895	$118,540
Accrued liabilities	195,875	204,220
Accrued liabilities – related parties	2,083,363	2,054,894
Line-of-credit	12,500,000	13,750,000

Total liabilities	14,935,133	16,127,654

Commitments and contingencies

Partners’ Capital:
Limited partners’ capital: 22,500,000 units authorized; 18,951,794 units issued and outstanding at March 31, 2013 and 18,827,498 units issued and outstanding at December 31, 2012	351,383,629	347,201,109
General partner’s capital	428,018	109

Total partners’ capital	351,811,647	347,201,218

Total liabilities and partners’ capital	$366,746,780	$363,328,872

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Interest income	$8,980,548	$8,780,640
Interest income – related parties	4,206,071	4,032,588
Mortgage and transaction service revenues	106,294	85,678
Mortgage and transaction service revenues – related parties	80,993	212,912
Total revenues	13,373,906	13,111,818

Expenses:
Interest expense	338,014	373,973
Loan loss reserve expense	142,563	139,937
General and administrative	201,571	184,528
General and administrative – related parties	692,197	688,045
Total expenses	1,374,345	1,386,483

Net income	$11,999,561	$11,725,335

Earnings allocated to limited partners	$10,753,965	$10,508,204

Earnings per weighted average limited partnership units outstanding, basic and diluted	$0.57	$0.57

Weighted average limited partnership units outstanding	18,883,173	18,381,530

Distributions per weighted average limited partnership units outstanding	$0.48	$0.48

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating Activities
Net income	$11,999,561	$11,725,335
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	142,563	139,937
Amortization	19,633	41,815
Changes in operating assets and liabilities:
Accrued interest receivable	(6,518,957)	(1,408,214)
Accrued interest receivable – related parties	2,329,017	(3,121,554)
Accounts receivable – related parties	3,580	(136,011)
Other assets	(16,677)	(16,339)
Accounts payable	37,355	(38,186)
Accrued liabilities	(8,345)	(36,751)
Accrued liabilities – related parties	28,469	253,194
Net cash provided by operating activities	8,016,199	7,403,226

Investing Activities
Investments in mortgage notes receivable	(5,091,487)	(6,732,370)
Investments in mortgage notes receivable – related parties	(2,251,956)	(1,120,763)
Investments in participation interest – related party	(2,600,000)	-
Receipts from mortgage notes receivable	3,767,252	5,184,398
Receipts from mortgage notes receivable – related parties	1,011,291	343,433
Receipts from participation interest – related party	2,665,866	39,426
Restricted cash	(3,888)	(3,979)
Net cash used in investing activities	(2,502,922)	(2,289,855)

Financing Activities
Payments on line-of-credit	(1,250,000)	-
Limited partner distributions	(9,057,357)	(8,914,413)
Limited partner distribution reinvestment	2,485,912	2,608,599
General partner distributions	(817,687)	(528,001)
Net cash used in financing activities	(8,639,132)	(6,833,815)

Net decrease in cash and cash equivalents	(3,125,855)	(1,720,444)
Cash and cash equivalents at beginning of period	3,854,711	2,734,378

Cash and cash equivalents at end of period	$728,856	$1,013,934

Supplemental Cash Flow Information:
Cash paid for interest	$339,041	$373,973

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

UMT Holdings, L.P. (“UMT Holdings”), a Delaware limited partnership, holds 99.9% of the limited partnership interests in our general partner. UMT Services, Inc. (“UMT Services”), a Delaware corporation, owns the remaining 0.1% of the limited partnership interests in our general partner and serves as its general partner. Land Development has been engaged to provide asset management services for four investment partnerships (United Development Funding, L.P. (“UDF I”), United Development Funding II, L.P., United Development Funding Land Opportunity Fund, L.P. (“UDF LOF”), all Delaware limited partnerships, and UDF TX Two, L.P., a Texas limited partnership), and United Development Funding IV, a Maryland real estate investment trust (“UDF IV”). Land Development also holds a 99.9% partnership interest in UMTHLD FLF I, L.P. and UMTHLD FLF II, L.P., both Texas limited partnerships, and United Development Funding X, L.P., a Delaware limited partnership, with the remaining 0.1% interest owned by UMT Services. In addition, Land Development owns 100% of the interests in UDF Land GP, LLC, which serves as the general partner of the general partner of UDF LOF. See Note K for discussion of related party transactions.

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on April 1, 2013 (the “Annual Report”). The accompanying interim unaudited financial statements should be read in conjunction with the financial statements filed in our Annual Report. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of March 31, 2013, operating results for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012. Operating results and cash flows for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Mortgage Notes Receivable and Mortgage Notes Receivable – Related Parties

Mortgage notes receivable and mortgage notes receivable – related parties are recorded at the lower of cost or estimated net realizable value. The mortgage investments are collateralized by land and related improvements to residential property owned by the borrowers and/or the ownership interests of the borrower. Currently, the mortgage investments have terms ranging from 5 to 36 months. None of such mortgages are insured or guaranteed by a federally owned or guaranteed mortgage agency. We originate and/or acquire all mortgage notes receivable and intend to hold the mortgage notes receivable for the life of the notes.

Participation Interest – Related Party

Participation interest – related party is recorded at the lower of cost or net realizable value. Participation interest – related party represents an Economic Interest Participation Agreement with United Mortgage Trust, a real estate investment trust organized under the laws of the state of Maryland (“UMT”), pursuant to which we purchased (i) an economic interest in an $82.0 million revolving credit facility (the “UMT Loan”) from UMT to UDF I, and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan. See Note K, “Related Party Transactions” for further details. Our general partner serves as the asset manager for UDF I. An affiliate of our general partner serves as the advisor to UMT.

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

Revenue Recognition

Interest income on mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis. Income recognition is suspended for loans at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of both March 31, 2013 and December 31, 2012, we were suspending income recognition on 2 mortgage notes receivable with an aggregate unpaid principal balance of approximately $2.2 million.

We generate mortgage and transaction service revenues and mortgage and transaction service revenues – related parties by originating and acquiring mortgage notes receivable and other loans. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables – Nonrefundable Fees and Other Costs, we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes. In addition, credit enhancement fee income is generated by fees charged to parties for credit enhancements provided to lenders by the Partnership on behalf of the parties. Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement. As of March 31, 2013, the Partnership was providing 8 credit enhancements to related parties (see Note K for further discussion).

The Partnership also expenses acquisition and origination fees (“Placement Fees”) paid to the general partner to provide for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with mortgage notes receivable or participation interest held by the Partnership on a straight-line basis. As of March 31, 2013 and December 31, 2012, approximately $2.3 million and $2.5 million, respectively, of such net deferred fees are included in mortgage notes receivable. Approximately $642,000 and $698,000 of net deferred fees are included in mortgage notes receivable – related parties as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, approximately $450,000 and $489,000, respectively, of deferred fees are included in participation interest – related party. See Note K, “Related Party Transactions” for further details.

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

The chart below summarizes the approximate aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of March 31, 2013 and December 31, 2012:

	As of March 31,		As of December 31,
	2013		2012
General Partner	$20,585,000	(1)	$19,767,000	(2)
Limited Partners	169,732,000	(3)	160,674,000	(4)
Retained Earnings Reserve	8,555,000		6,880,000
Retained Earnings Deficit	(10,676,000)		(11,211,000)

(1)	approximately $20.6 million paid in cash.

(2)	approximately $19.8 million paid in cash.

(3)	approximately $114.0 million paid in cash and approximately $55.7 million reinvested in 2,787,487 units of limited partnership interest under our DRIP and Secondary DRIP, each as defined in Note C below.

(4)	approximately $107.4 million paid in cash and approximately $53.3 million reinvested in 2,663,191 units of limited partnership interest under our DRIP and Secondary DRIP, each as defined in Note C below.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets, including the distributions to our general partner described above, and general and administrative – related parties expenses for the three months ended March 31, 2013 and 2012. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

	For the Three Months Ended March 31,
	2013	2012
Payments to General Partner and Related Parties	$1,177,000	$698,000
Total General and Administrative Expenses to General Partner and Related Parties	692,000	688,000

Fair Value of Financial Instruments

In accordance with the reporting requirements of FASB ASC 825-10, Financial Instruments-Fair Value, we calculate the fair value of our assets and liabilities that qualify as financial instruments under this statement and include this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of restricted cash, accrued interest receivable, accrued interest receivable – related parties, accounts receivable – related parties, accounts payable, accrued liabilities, and accrued liabilities – related parties approximates the carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of mortgage notes receivable, mortgage notes receivable – related parties, participation interest – related party, and line-of-credit approximates the carrying amount since they bear interest at the market rate.

Guarantees

The Partnership from time to time enters into guarantees of debtor’s or affiliates’ borrowings and provides credit enhancements for the benefit of senior lenders in connection with the Partnership’s debtors and investments in partnerships (collectively referred to as “guarantees”), and accounts for such guarantees in accordance with FASB ASC 460-10, Guarantees.

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

	March 31,	December 31,
	2013	2012
Mortgage notes receivable, net	$227,938,000	$226,909,000
Mortgage notes receivable - related parties, net	50,414,000	49,021,000
Participation interest - related party, net	75,123,000	75,188,000
Total	$353,475,000	$351,118,000

Our loans are classified as follows:

	March 31,	December 31,
	2013	2012
Real Estate:
Acquisition and land development	$366,900,000	$364,101,000
Allowance for loan losses	(16,786,000)	(16,644,000)
Unamortized commitment fees and
placement fees	3,361,000	3,661,000
Total	$353,475,000	$351,118,000

As of March 31, 2013, we had originated or purchased 60 loans, including 33 loans that have been repaid in full by the respective borrower. For the three months ended March 31, 2013, we did not originate or purchase any loans, sell any loan participations, or acquire any additional participation interests. Of the 27 loans outstanding as of March 31, 2013, the scheduled maturity dates are as follows as of March 31, 2013:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$35,689,000	8	15%	$35,689,000	8	10%
2013 Q2-Q4	88,890,000	6	71%	120,058,000	6	49%	208,948,000	12	57%
2014	22,313,000	1	18%	80,621,000	4	33%	102,934,000	5	28%
2015	13,242,000	1	11%	6,087,000	1	3%	19,329,000	2	5%
Total	$124,445,000	8	100%	$242,455,000	19	100%	$366,900,000	27	100%

As of December 31, 2012, we had originated or purchased 60 loans, including 33 loans that have been repaid in full by the respective borrower. For the year ended December 31, 2012, we did not originate or purchase any loans, sold 1 loan participation, and did not acquire any additional participation interests. Of the 27 loans outstanding as of December 31, 2012, the scheduled maturity dates were as follows as of December 31, 2012:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$111,749,000	9	46%	$111,749,000	9	31%
2013	88,482,000	6	72%	123,243,000	9	51%	211,725,000	15	58%
2014	21,684,000	1	18%	-	-	-	21,684,000	1	6%
2015	12,856,000	1	10%	6,087,000	1	3%	18,943,000	2	5%
Total	$123,022,000	8	100%	$241,079,000	19	100%	$364,101,000	27	100%

The following table represents the maturity dates of loans that were matured as of March 31, 2013 and had not been repaid or extended as of March 31, 2013:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
2009	$-	-	-	$15,509,000	6	43%	$15,509,000	6	43%
2010	-	-	-	20,180,000	2	57%	20,180,000	2	57%
Total	$-	-	-	$35,689,000	8	100%	$35,689,000	8	100%

Of these 8 loans, as of March 31, 2013, full collectability is considered probable for 6 loans with an aggregate unpaid principal balance of approximately $33.5 million and full collectability is considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.2 million.

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

Of these 9 loans, as of December 31, 2012, full collectability was considered probable for 7 loans with an aggregate unpaid principal balance of approximately $109.5 million and full collectability was considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.2 million. In March 2013, we amended one of the loans to a non-affiliated third party that had matured as of December 31, 2012 for which full collectability was considered probable as of December 31, 2012. The amendment increased the commitment amount from approximately $77.0 million to $84.5 million and extended the maturity date of the note to March 31, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

The following table describes the loans that were matured as of December 31, 2012, the activity with respect to such loans during the three months ended March 31, 2013, and the loans that matured during the three months ended March 31, 2013 and remained matured as of March 31, 2013:

Maturity Date	Amount	Loans	% of Total	Matured Loan Extensions During the Three Months Ended March 31, 2013 on Loans Matured as of December 31, 2012 (1)	Net Activity During the Three Months Ended March 31, 2013 on Loans Matured as of December 31, 2012 (2)	Loans Matured During the Three Months Ended March 31, 2013 (3)	Amount	Loans	% of Total

	Non-Related
	Matured as of December 31, 2012			2013 Activity (4)			Matured as of March 31, 2013
2009	$15,173,000	6	13%	$-	$336,000	$-	$15,509,000	6	43%
2010	19,577,000	2	18%	-	603,000	-	20,180,000	2	57%
2012	76,999,000	1	69%	(76,999,000)	-	-	-	-	-
Total	$111,749,000	9	100%	$(76,999,000)	$939,000	$-	$35,689,000	8	100%

(1)	Amounts represent aggregate unpaid principal balance as of December 31, 2012 of matured loans as of December 31, 2012 that were extended during the three months ended March 31, 2013.

(2)	For loans matured as of December 31, 2012, net loan activity represents all activity on the loans during the three months ended March 31, 2013, including accrued interest, payment of fees and expenses, charge-offs and/or repayments.

(3)	Amounts represent aggregate unpaid principal balance as of March 31, 2013 of loans that matured during the three months ended March 31, 2013 and remained matured as of March 31, 2013.

(4)	The table does not reflect activity for loans that matured or were due to mature during the three months ended March 31, 2013, but were extended prior to March 31, 2013.

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of both March 31, 2013 and December 31, 2012, we were suspending income recognition on 2 mortgage notes receivable with an aggregate unpaid principal balance of approximately $2.2 million.

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

As of March 31, 2013, we had 8 mortgage notes receivable with an aggregate unpaid principal balance of approximately $35.7 million that were considered impaired due to the loans remaining outstanding beyond the contractual term of the loan agreement. Of these 8 loans, full collectability is considered probable for 6 loans with an aggregate unpaid principal balance of approximately $33.5 million and full collectability is considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.2 million. As of December 31, 2012, we had 9 mortgage notes receivable with an aggregate unpaid principal balance of approximately $111.8 million. Of these loans, 8 loans, with an aggregate unpaid principal balance of approximately $34.8 million, were considered impaired due to the loans remaining outstanding beyond the contractual term of the loan agreement, and 1 loan, with an unpaid principal balance of approximately $77.0 million, was not considered impaired as the note was amended during March 2013 to extend the maturity date to March 31, 2014. Of these 9 loans, full collectability was considered probable for 7 loans with an aggregate unpaid principal balance of approximately $109.5 million and full collectability was considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.2 million. For the three months ended March 31, 2013 and the year ended December 31, 2012, the average outstanding aggregate unpaid principal balance for impaired loans was approximately $35.4 million and $36.2 million, respectively. For the three months ended March 31, 2013 and 2012, we recognized approximately $1.3 million and $1.5 million of interest income, respectively, related to impaired loans. For the three months ended March 31, 2013 and 2012, we did not recognize any cash basis interest income related to impaired loans. No specific allowance was allocated to impaired loans as of March 31, 2013 and December 31, 2012.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of March 31, 2013 and December 31, 2012, our loans were classified as follows:

	March 31, 2013	December 31, 2012
Level 1	$364,721,000	$361,923,000
Level 2	2,179,000	2,178,000
Level 3	-	-
Total	$366,900,000	$364,101,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party. We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses during the three months ended March 31, 2013 and the year ended December 31, 2012, which is offset against mortgage notes receivable:

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2013	2012

Balance, beginning of year	$16,644,000	$11,075,000
Provision for loan losses	142,000	5,569,000
Charge-offs	-	-
Balance, end of period	$16,786,000	$16,644,000

We have adopted the provisions of ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of March 31, 2013 and December 31, 2012, we have no loan modifications that are classified as troubled debt restructurings.

E. Line-of-Credit

On September 21, 2009, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, the Partnership entered into a Loan and Security Agreement (the “Loan Agreement”) with Wesley J. Brockhoeft, an unaffiliated individual (the “Lender”), pursuant to which the Lender provided the Partnership with a revolving credit facility in the maximum principal amount of $15.0 million (the “Brockhoeft Credit Facility”). The interest rate on the Brockhoeft Credit Facility is equal to 10% per annum. Accrued interest on the outstanding principal amount of the Brockhoeft Credit Facility is payable monthly. The Brockhoeft Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets. In consideration of the Lender originating the Brockhoeft Credit Facility, the Partnership paid the Lender an origination fee in the amount of $300,000. On June 21, 2010, the Partnership entered into the First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”), pursuant to which the maturity date on the Brockhoeft Credit Facility was extended from September 20, 2010 to June 21, 2012. In consideration for amending the Brockhoeft Credit Facility, the Partnership paid the Lender an amendment fee in the amount of $150,000, which was amortized over the life of the Amended Loan Agreement. The Amended Loan Agreement also permitted the Partnership’s existing and future assets to secure our guaranty of a $15.0 million loan (the “UDF I – Brockhoeft Loan”) from the Lender, as agent for a group of lenders, to UDF I. In connection with the guaranty, we received from UDF I a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. The Amended Loan Agreement also provided for cross-default of the Brockhoeft Credit Facility with the UDF I – Brockhoeft Loan. On June 21, 2012, the Partnership entered into the Second Amendment to Loan and Security Agreement (the “Second Amended Loan Agreement”), pursuant to which the maturity date on the Brockhoeft Credit Facility was extended from June 21, 2012 to June 21, 2014. Our guarantee of the UDF I – Brockhoeft Loan was also modified effective June 21, 2012, pursuant to which UDF I agreed to pay us a monthly fee equal to one-twelfth of 1% of the outstanding principal balance of the UDF I – Brockhoeft Loan. In consideration for entering into the Second Amended Loan Agreement, the Partnership paid the Lender an additional amendment fee in the amount of $150,000, which is being amortized over the life of the Second Amended Loan Agreement. UDF I paid off the UDF I – Brockhoeft Loan in December 2012, thus extinguishing the Partnership’s guaranty of the UDF I – Brockhoeft Loan and extinguishing the cross-default of the Brockhoeft Credit Facility with the UDF I – Brockhoeft Loan. We believe that the interest rate and terms of the Brockhoeft Credit Facility, the Amended Loan Agreement and the Second Amended Loan Agreement were consistent with those offered by financial institutions.

The Partnership’s eligibility to borrow up to $15.0 million under the Brockhoeft Credit Facility is determined pursuant to a borrowing base. The borrowing base is equal to (a) the lesser of (i) up to 50% of the aggregate principal amount outstanding under the Partnership’s eligible notes, (ii) up to 50% of the face amount of the Partnership’s eligible notes, or (iii) 40% of the appraised value of the real property subject to the liens securing the Partnership’s eligible notes; minus (b) any reserves required by the Lender. Eligible notes are those promissory notes which are secured by first liens, meet certain other criteria established by the Lender, and are otherwise approved by the Lender for inclusion in the borrowing base. The Second Amended Loan Agreement requires the Partnership to make various representations to the Lender and to comply with various covenants and agreements, including, without limitation, maintaining at least $30.0 million in eligible notes, maintaining an adjusted tangible net worth of no less than $250 million, maintaining its current line of business, operating its business in accordance with applicable laws, providing the Lender with information, financial statements and reports, and not permitting a change of control to occur.

After June 21, 2012, the Partnership may not borrow any additional advances under the Second Amended Loan Agreement. The Partnership is required to repay the principal amount of the loan in equal installments of $1,250,000 on the 21st day of each March, June, September and December beginning on September 21, 2012. The Partnership obtained a waiver from the Lender of the December 2012 principal payment and resumed making the quarterly principal payments in accordance with the terms of the Second Amended Loan Agreement in March 2013. On June 21, 2014, the Partnership is required to pay the aggregate unpaid principal amount of all advances outstanding, all accrued but unpaid interest thereon, all fees and expenses owing to the lender and all other non-contingent obligations.

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

The Partnership intends to utilize the Brockhoeft Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allows the Partnership to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Partnership intends to use the Brockhoeft Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments. Proceeds from the operations of the Partnership will be used to repay the Brockhoeft Credit Facility. As of March 31, 2013 and December 31, 2012, $12.5 million and $13.8 million in principal was outstanding under the Brockhoeft Credit Facility, respectively. Interest expense associated with the Brockhoeft Credit Facility was approximately $338,000 and $374,000, respectively, for the three months ended March 31, 2013 and 2012.

F. Partners’ Capital

As of March 31, 2013, we had issued an aggregate of 18,951,794 units of limited partnership interest in the Primary Offering, DRIP and Secondary DRIP, consisting of 16,499,994 units issued to our limited partners pursuant to the Primary Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to our limited partners pursuant to our DRIP in exchange for gross proceeds of approximately $14.3 million, and 2,071,227 units of limited partnership interest issued to our limited partners pursuant to our Secondary DRIP in exchange for gross proceeds of approximately $41.4 million, less 335,687 units of limited partnership interest that we had repurchased pursuant to our unit redemption program for approximately $6.7 million.

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

For the three months ended March 31, 2013, we have made the following distributions to our limited partners:

Period Ended	Date Paid	Distribution Amount
December 31, 2012	January 24, 2013	$3,113,109
January 31, 2013	February 22, 2013	3,120,065
February 28, 2013	March 22, 2013	2,824,183
		$9,057,357

For the three months ended March 31, 2013, we paid distributions to our limited partners of $9,057,357 ($6,571,445 in cash and $2,485,912 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $8,016,199. For the three months ended March 31, 2012, we paid distributions to our limited partners of $8,914,413 ($6,305,814 in cash and $2,608,599 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $7,403,226. For the period from our inception through March 31, 2013, we paid distributions to our limited partners of approximately $169.7 million (approximately $114.0 million in cash and approximately $55.7 million in limited partnership units pursuant to our DRIP and Secondary DRIP), as compared to cumulative cash flows from operations of approximately $207.8 million and cumulative net income of approximately $202.4 million.

The distributions to our limited partners paid during the three months ended March 31, 2013 and 2012, along with the amount of distributions reinvested pursuant to our Secondary DRIP and the sources of our distributions were as follows:

	Three Months Ended March 31,
	2013		2012
Distributions paid in cash	$6,571,445		$6,305,814
Distributions reinvested	2,485,912		2,608,599
Total distributions	$9,057,357		$8,914,413
Source of distributions:
Cash flows from operations	$8,016,199	88%	$7,403,226	83%
Cash flows from operating reserves	1,041,158	12%	1,511,187	17%
Total sources	$9,057,357	100%	$8,914,413	100%

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

The Partnership complies with the Distinguishing Liabilities from Equity topic of the FASB ASC, which requires, among other things, that financial instruments that represent a mandatory obligation of the Partnership to repurchase limited partnership units be classified as liabilities and reported at settlement value. We believe that limited partnership units tendered for redemption by the unit holder under the Partnership’s unit redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our general partner. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of March 31, 2013, we did not have any approved redemption requests included in our liabilities.

The following table summarizes the redemption activity for the three months ended March 31, 2013 and the year ended December 31, 2012. The amounts presented are in total units:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Balance, beginning of period	716,000	719,000
Redemption requests received	25,000	128,000
Redemption requests cancelled	(4,000)	(114,000)
Units redeemed	-	(17,000)
Balance, end of period	737,000	716,000

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

In August 2009, the Partnership entered into a guaranty (the “TCB Guaranty”) with Texas Capital Bank, National Association (“Texas Capital”), by which the Partnership guaranteed the repayment of up to $5.0 million owed to Texas Capital Bank with respect to that certain promissory note between UMT Home Finance, L.P., a Delaware limited partnership (“UMT Home Finance”), and Texas Capital. UMT Home Finance is a wholly-owned subsidiary of UMT. An affiliate of the Partnership’s general partner serves as the advisor to UMT.  In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the TCB Guaranty, the Partnership entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay the Partnership annually, in advance, an amount equal to 1% of the Partnership’s maximum exposure under the TCB Guaranty (i.e., $50,000 per annum) through August 2012. Effective August 28, 2012, the letter agreement was modified and UMT Home Finance agreed to pay the Partnership a monthly fee equal to one-twelfth of 1% of the outstanding principal balance of the Texas Capital loan. These fees are included in mortgage and transaction service revenues – related parties income (see Note K for further discussion).

In April 2010, the Partnership entered into a guaranty (the “UDF IV HF Guaranty”) for the benefit of Community Trust Bank of Texas (“CTB”), pursuant to which the Partnership guaranteed the repayment of up to $6.0 million owed to CTB with respect to a revolving line-of-credit loan between UDF IV Home Finance, L.P., a Delaware limited partnership (“UDF IV Home Finance”), and CTB.   UDF IV Home Finance is a wholly owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UDF IV HF Guaranty, the Partnership entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay the Partnership an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum).  The fee is to be paid in 12 equal monthly installments and is included in mortgage and transaction service revenues – related parties income (see Note K for further discussion).

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

In June 2010, UDF I obtained the $15.0 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, the Partnership provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of the Partnership’s existing and future assets. The Partnership’s general partner serves as the asset manager for UDF I.  In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In consideration of the Partnership’s secured guaranty, commencing July 31, 2010, UDF I agreed to pay the Partnership a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. Effective June 21, 2012, the agreement was modified and UDF I agreed to pay the Partnership a monthly fee equal to one-twelfth of 1% of the outstanding principal balance of the UDF I – Brockhoeft Loan. UDF I paid off the UDF I – Brockhoeft Loan in December 2012, thus extinguishing the guaranty. These fees are included in mortgage and transaction service revenues – related parties income (see Note K for further discussion).

In August 2010, the Partnership entered into a guaranty (the “UDF IV Acquisitions Guaranty”) for the benefit of CTB, pursuant to which the Partnership guaranteed the repayment of up to $8.0 million owed to CTB with respect to a revolving line-of-credit loan between UDF IV Acquisitions, L.P., a Delaware limited partnership (“UDF IV Acquisitions”), and CTB. Effective April 11, 2013, UDF IV Acquisitions entered into the First Amended and Restated Loan Agreement with CTB, pursuant to which CTB increased its commitment under the revolving line-of-credit loan from $8.0 million to $15.0 million. See Note M, “Subsequent Events” for further discussion.  UDF IV Acquisitions is a wholly owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UDF IV Acquisitions Guaranty, the Partnership entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line-of-credit at the end of the month.  This fee is included in mortgage and transaction service revenues – related parties income (see Note K for further discussion).

In December 2010, the Partnership entered into a guaranty (the “UDF IV Finance II Guaranty”) for the benefit of The F&M Bank and Trust Company (“F&M”), pursuant to which the Partnership guaranteed the repayment of up to $10.0 million owed to F&M with respect to a loan between UDF IV Finance II, L.P., a Delaware limited partnership (“UDF IV Finance II”), and F&M.  UDF IV Finance II is a wholly owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UDF IV Finance II Guaranty, the Partnership entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.  This fee is included in mortgage and transaction service revenues – related parties income (see Note K for further discussion).

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

In October 2011, the Partnership entered into a guaranty (the “UMT HF II Green Bank Guaranty”) for the benefit of Green Bank, N.A. (“Green Bank”), pursuant to which the Partnership guaranteed the repayment of up to $5.0 million owed to Green Bank with respect to a loan between UMT HF II and Green Bank. UMT HF II is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT. In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT HF II Green Bank Guaranty, the Partnership entered into a letter agreement with UMT HF II which provides for UMT HF II to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. The fee is included in mortgage and transaction service revenues – related parties income (see Note K for further discussion).

As of March 31, 2013, we had 11 outstanding guarantees, including: (1) 10 limited repayment guarantees with total credit risk to us of approximately $50.6 million, of which approximately $37.7 million had been borrowed against by the debtor and (2) 1 letter of credit issued on behalf of a borrower with total credit risk to us of approximately $18,000, of which no amount had been borrowed against by the debtor.

As of December 31, 2012, we had 11 outstanding guarantees, including: (1) 10 limited repayment guarantees with total credit risk to us of approximately $50.6 million, of which approximately $37.6 million had been borrowed against by the debtor and (2) 1 letter of credit issued on behalf of a borrower with total credit risk to us of approximately $18,000, of which no amount had been borrowed against by the debtor.

As of March 31, 2013, we had originated 60 loans, including 33 loans that have been repaid in full by the respective borrower, totaling approximately $577.7 million. We had approximately $35.8 million of commitments to be funded, including approximately $14.1 million of commitments for mortgage notes receivable – related parties and $7.3 million for participation interest – related party. For the three months ended March 31, 2013, we did not originate or purchase any loans, sell any loan participations, or acquire any additional participation interests.

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

J. General and Administrative Expenses

General and administrative expenses and general and administrative expenses – related parties of the Partnership are summarized in the following charts:

	For the Three Months Ended
	March 31,
General and administrative expenses	2013	2012

Investor relations	$115,000	$77,000
Professional fees	41,000	47,000
Other	46,000	61,000
Total general and administrative expenses	$202,000	$185,000

	For the Three Months Ended
	March 31,
General and administrative expenses – related parties	2013	2012

Amortization of Placement Fees	$306,000	$305,000
Mortgage Servicing Fee	246,000	239,000
Amortization of debt financing fees	-	6,000
Operating Expense Reimbursement (1)	140,000	138,000
Total general and administrative expenses – related parties	$692,000	$688,000

(1)    As defined in Note K.

K. Related Party Transactions

As of March 31, 2013, we had approximately $50.4 million of mortgage notes receivables – related parties, consisting of 7 related party loans, and 1 participation interest – related party totaling approximately $75.1 million. Mortgage notes receivables – related parties and participation interest – related party represented approximately 34% of our total assets as of March 31, 2013. As of March 31, 2013, we had approximately $345,000 of accrued interest receivable – related parties, and we had paid our general partner approximately $10.4 million since inception for acquisition and origination fee expenses associated with the mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party. For the three months ended March 31, 2013, we recognized approximately $4.2 million and $81,000 for interest income – related parties and mortgage and transaction service revenues – related parties, respectively. We also recognized approximately $692,000 of general and administrative expenses – related parties for the three months ended March 31, 2013. As of March 31, 2013, we had 7 outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $39.9 million, of which approximately $27.8 million had been borrowed against by the debtor.

As of December 31, 2012, we had approximately $49.0 million of mortgage notes receivables – related parties, consisting of 7 related party loans, and 1 participation interest – related party totaling approximately $75.2 million. Mortgage notes receivables – related parties and participation interest – related party represented approximately 34% of our total assets as of December 31, 2012. As of December 31, 2012, we had approximately $2.7 million of accrued interest receivable – related parties, and we had paid our general partner approximately $10.3 million since inception for acquisition and origination fee expenses associated with the mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party. For the year ended December 31, 2012, we recognized approximately $16.4 million and $622,000 for interest income – related parties and mortgage and transaction service revenues – related parties, respectively. We also recognized approximately $2.8 million of general and administrative expenses – related parties for the year ended December 31, 2012. As of December 31, 2012, we had 7 outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $39.9 million, of which approximately $27.8 million had been borrowed against by the debtor.

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

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the three months ended March 31, 2013 and 2012. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Three Months Ended
		March 31,
Payee	Purpose	2013		2012
Land Development
	Placement Fees	$51,000	4%	$82,000	12%
	Promotional interest	659,000	56%	479,000	68%
	Carried interest	145,000	12%	49,000	7%
	Mortgage Servicing Fee	193,000	17%	88,000	13%
General Services
	Operating Expense Reimbursement	129,000	11%	-	-
Total Payments		$1,177,000	100%	$698,000	100%

The chart below summarizes general and administrative – related parties expense for the three months ended March 31, 2013 and 2012. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Three Months Ended
	March 31,
General and administrative expense – related parties	2013		2012

Amortization of Placement Fees	$306,000	44%	$305,000	44%
Mortgage Servicing Fee	246,000	36%	239,000	35%
Amortization of debt financing fees	-	-	6,000	1%
Operating Expense Reimbursement	140,000	20%	138,000	20%
Total general and administrative expense – related parties	$692,000	100%	$688,000	100%

Mortgage Notes Receivable – Related Parties

UDF PM Note

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I (“UDF PM”), in the principal amount of approximately $6.4 million (the “UDF PM Note”), and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the UDF PM Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. Our general partner serves as the asset manager for UDF I. The UDF PM Note, which bears an interest rate of 15% per annum, is initially collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and, per the Second Amendment to Secured Promissory Note, matures on September 4, 2013. In determining whether to modify the UDF PM Note, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In connection with the UDF PM Note, UDF PM agreed to pay us commitment fees equal to 3% of each advance on the note, or $187,500. We did not recognize any commitment fee income in connection with the UDF PM Note for the three months ended March 31, 2013 or 2012. For the three months ended March 31, 2013 and 2012, we recognized approximately $10,000 and $155,000, respectively, of interest income – related parties related to the UDF PM Note. Approximately $247,000 and $280,000 is included in mortgage notes receivable – related parties as of March 31, 2013 and December 31, 2012, respectively. Approximately $4,000 and $5,000 is included in accrued interest receivable – related parties as of March 31, 2013 and December 31, 2012, respectively.

UDF X Note

In November 2007, we originated a secured promissory note to United Development Funding X, L.P., a Delaware limited partnership and wholly-owned subsidiary of our general partner (“UDF X”), in the principal amount of approximately $70.0 million (the “UDF X Note”), and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the UDF X Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. In August 2008, we amended the UDF X Note to reduce the commitment amount to $25.0 million. In November 2012, we amended the UDF X Note to increase the commitment amount to $26.0 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The UDF X Note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2014, as amended. In connection with the UDF X Note, UDF X agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $751,000. For the three months ended March 31, 2012, approximately $41,000 in commitment fee income is included in mortgage and transaction service revenues – related parties. We did not recognize any commitment fee income in connection with the UDF X Note for the three months ended March 31, 2013. For the three months ended March 31, 2013 and 2012, we recognized approximately $812,000 and $855,000, respectively, of interest income – related parties related to the UDF X Note. Approximately $22.3 million and $21.7 million is included in mortgage notes receivable – related parties as of March 31, 2013 and December 31, 2012, respectively. Approximately $275,000 and $27,000 is included in accrued interest receivable – related parties as of March 31, 2013 and December 31, 2012, respectively.

UDF NP Loan

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company which was a wholly-owned subsidiary of UDF I at the time of the note’s origination (“Northpointe LLC”), in the principal amount of approximately $6.0 million (the “UDF NP Loan”), and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. Our general partner serves as the asset manager for UDF I. In December 2008, Northpointe LLC was purchased by an unrelated third party, who thus assumed the UDF NP Loan. In May 2009, Northpointe LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by special warranty deed to UDF Northpointe II, L.P. (“Northpointe II”), a subsidiary of UDF I. Concurrent with this assignment, Northpointe LLC entered into a contract for deed with Northpointe II whereby Northpointe LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to Northpointe LLC. The secured promissory note, which bears an interest rate of 12% per annum, is initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas and was payable on December 28, 2010. The maturity date was extended to December 28, 2013 pursuant to a modification agreement effective as of June 30, 2011 which also increased the UDF NP Loan to a maximum of $15.0 million, pursuant to a second secured promissory note in the principal amount of $9.0 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note. For the three months ended March 31, 2013 and 2012, we recognized approximately $403,000 and $353,000, respectively, of interest income – related parties related to this loan. Approximately $13.9 million and $13.4 million is included in mortgage notes receivable – related parties associated with the UDF NP Loan as of March 31, 2013 and December 31, 2012, respectively. There was no balance in accrued interest receivable – related parties associated with this loan as of March 31, 2013 and December 31, 2012.

UDF LOF Note

In August 2008, we originated a secured revolving line-of-credit to UDF LOF in the principal amount of up to $25.0 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”). The general partner of UDF LOF is a wholly-owned subsidiary of our general partner, and our general partner serves as the asset manager for UDF LOF. The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a lien of all of UDF LOF’s existing and future acquired assets. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the UDF LOF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. In August 2011, we amended the UDF LOF Note to reduce the commitment amount to $10.0 million and extend the maturity date from August 20, 2011 to August 20, 2013. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In January 2010, the balance of the UDF LOF Note was paid in full, although UDF LOF still has the ability to draw on the UDF LOF Note until it matures. In connection with this note, UDF LOF agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $587,000. We did not recognize any commitment fee income or interest income – related parties related to the UDF LOF Note for the three months ended March 31, 2013 or 2012. There was no balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the UDF LOF Note as of March 31, 2013 or December 31, 2012.

BTC Note

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2.0 million (the “BTC Note”). Our general partner had a minority partner interest in Buffington Classic. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the BTC Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic. Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”) merged into Buffington Texas Classic Homes, LLC (“BTC LLC”), which is ultimately owned and controlled by Buffington Homebuilding Group, LTD, a Texas limited partnership (“BHG”). Our general partner has a minority limited partnership interest in BHG. As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, BTC LLC succeeded to all the rights, responsibilities and obligations of Buffington Classic under the BTC Note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. BTC LLC’s payment and performance of the BTC Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Fourth Amendment to Loan Agreement dated August 21, 2012, is payable on August 21, 2013. We did not recognize any interest income – related parties related to the BTC Note for the three months ended March 31, 2013 or 2012. There was no balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the BTC Note as of March 31, 2013 or December 31, 2012.

HTC Loan

Effective December 2008, we modified a secured promissory note evidencing a loan (the “HTC Loan”) in the principal amount of approximately $8.1 million to UDF I that we originated in December 2006 in the principal amount of approximately $6.9 million. Our general partner serves as the asset manager for UDF I. In connection with the origination of such promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating the HTC Loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. UDF I’s obligations under the HTC Loan are initially secured by a first lien deed of trust filed on 190 entitled single-family home lots located in Thornton, Colorado. The HTC Loan bears interest at a base rate equal to 12% per annum and interest payments are due monthly. Effective June 30, 2011, the HTC Loan was increased to a maximum of $12.8 million, pursuant to a second secured promissory note in the principal amount of $4.7 million. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note. The HTC Loan had an initial maturity date of December 31, 2011, but was extended to June 30, 2012 pursuant to a fourth amendment to secured promissory note effective as of June 30, 2011. Effective June 30, 2012, the principal amount available under the HTC Loan was increased to a maximum of $15.6 million and the maturity date was extended to June 30, 2015, pursuant to a fifth amendment to secured promissory note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. For the three months ended March 31, 2013 and 2012, we recognized approximately $384,000 and $382,000, respectively, of interest income – related parties related to the HTC Loan. Approximately $13.2 million and $12.9 million is included in mortgage notes receivable – related parties as of March 31, 2013 and December 31, 2012, respectively, related to the HTC Loan. There was no balance in accrued interest receivable – related parties associated with the HTC Loan as of March 31, 2013 or December 31, 2012.

Ash Creek Note

In April 2011, we originated a promissory note to UDF Ash Creek, L.P. (the “Ash Creek Note”), a Delaware limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of $50,000, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the Ash Creek Note is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. Our general partner serves as the asset manager for UDF I. The Ash Creek Note, which bears interest at a base rate equal to 15% per annum, was originally payable on December 5, 2011. Effective December 5, 2011, we entered into an extension agreement with the borrower pursuant to which the maturity date of the Ash Creek Note was extended to December 21, 2012. In December 2012, we amended the Ash Creek Note to increase the commitment amount to $65,000 and extend the maturity date from December 21, 2012 to December 21, 2013. The Ash Creek Note is secured by a second lien deed of trust. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. For each of the three months ended March 31, 2013 and 2012, we recognized approximately $2,000 of interest income – related parties related to the Ash Creek Note. Approximately $58,000 is included in mortgage notes receivable – related parties as of March 31, 2013 and December 31, 2012 related to the Ash Creek Note. Approximately $8,000 and $6,000 is included in accrued interest receivable – related parties associated with the Ash Creek Note as of March 31, 2013 and December 31, 2012, respectively.

Participation Interest – Related Party

In September 2008, we entered into an Economic Interest Participation Agreement with UMT pursuant to which we purchased (i) an economic interest in the UMT Loan and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”).  Our general partner serves as the asset manager for UDF I. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the Economic Interest Participation Agreement is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. As of December 31, 2010, the UMT Loan was a $60.0 million revolving line-of-credit facility evidenced by a Third Amended and Restated Secured Line of Credit Promissory Note dated as of August 17, 2009, as extended to December 31, 2010 by an amendment effective December 31, 2009.  Effective December 31, 2010, the UMT Loan was subsequently increased to $75.0 million and the maturity date was extended to December 31, 2011 as evidenced by a Second Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2010. Effective December 31, 2011, the UMT Loan was amended and the maturity date was extended to December 31, 2012 as evidenced by a Third Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2011. Effective December 31, 2012, the UMT Loan was subsequently increased to $82.0 million and the maturity date was extended to December 31, 2013 as evidenced by a Fourth Amendment and Joinder Agreement to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2012 (as amended, the “UMT Note”). In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The UMT Loan is secured by a security interest in the assets of UDF I including UDF I’s land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF I in favor of UMT (the “Security Agreement”).

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

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and we will participate in the control and management of the UMT Loan. The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  The UMT Loan interest rate is the lower of 14% per annum or the highest rate allowed by law.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code of 1986, as amended, to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I. For the three months ended March 31, 2013 and 2012, we recognized approximately $2.6 million and $2.3 million, respectively, of interest income – related parties related to this Economic Interest Participation Agreement. Approximately $57,000 and $2.6 million, respectively, is included in accrued interest receivable – related parties associated with this Economic Interest Participation Agreement as of March 31, 2013 and December 31, 2012.

The UMT Loan was subordinate to the UDF I – Brockhoeft Loan through December 2012. The UMT Loan is subordinate to a UDF I senior credit facility for $10.0 million entered into on March 5, 2013. As of March 31, 2013 and December 31, 2012, approximately $74.7 million related to the Economic Interest Participation Agreement is included in participation interest – related party.

Loan Participations Sold to Related Parties

From inception through March 31, 2013, we have entered into 9 loan participation agreements with related parties whereby a related party has purchased a participation interest in a mortgage investment that we have originated. As of March 31, 2013, 5 of these agreements remain outstanding.

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

BTC Note

In August 2008, we originated the $2.0 million BTC Note with Buffington Classic. Effective March 2010, we entered into a Participation Agreement (“BTC Participation Agreement”) with UDF IV pursuant to which UDF IV purchased a participation interest in the BTC Note. Our general partner serves as the asset manager of UDF IV. We obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances. Pursuant to the BTC Participation Agreement, UDF IV will participate in the BTC Note by funding our lending obligations under the BTC Note. The BTC Participation Agreement gives UDF IV the right to receive repayment of all principal and accrued interest relating to amounts funded by them under the BTC Participation Agreement. UDF IV’s participation interest is repaid as Buffington Classic repays the BTC Note. For each loan originated, Buffington Classic is required to pay interest monthly and to repay the principal advanced no later than 12 months following the origination of the loan. The BTC Note, as amended, matures in August 2013. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

We are required to purchase back from UDF IV the participation interest in the BTC Note (i) upon a foreclosure of our assets by our lenders, (ii) upon the maturity of the BTC Note, or (iii) at any time upon 30 days prior written notice from UDF IV. In such event, the purchase price paid to UDF IV will be equal to the outstanding principal amount of the BTC Note on the date of termination, together with all accrued interest due thereon, plus any other amounts due to UDF IV under the BTC Participation Agreement.

On April 9, 2010, we entered into an Agent – Participant Agreement with UDF IV (the “Agent Agreement”). In accordance with the Agent Agreement, we will continue to manage and control the BTC Note and UDF IV has appointed us as its agent to act on its behalf with respect to all aspects of the BTC Note, provided that, pursuant to the Agent Agreement, UDF IV retains approval rights in connection with any material decisions pertaining to the administration and services of the loan and, with respect to any material modification to the loan and in the event that the loan becomes non-performing, UDF IV shall have effective control over the remedies relating to the enforcement of the loan, including ultimate control of the foreclosure process.

As of March 31, 2013 and December 31, 2012, we did not have an outstanding balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the BTC Note. We did not recognize any interest income associated with the BTC Note for the three months ended March 31, 2013 or 2012. As of March 31, 2013 and December 31, 2012, UDF IV had a participation interest associated with the BTC Participation Agreement of approximately $499,000. The UDF IV participation interest is not included on our balance sheet.

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

As of March 31, 2013 and December 31, 2012, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the TR II Finished Lot Note. We did not recognize any interest income associated with the TR II Finished Lot Note for the three months ended March 31, 2013 or 2012. As of March 31, 2013 and December 31, 2012, UDF IV had a participation interest associated with the TR II Finished Lot Participation of approximately $3.6 million. The UDF IV participation interest is not included on our balance sheet.

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

As of March 31, 2013 and December 31, 2012, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the TR Paper Lot Note. We did not recognize any interest income associated with the TR Paper Lot Note for the three months ended March 31, 2013 or 2012. As of March 31, 2013 and December 31, 2012, UDF IV had a participation interest associated with the TR Paper Lot Participation of approximately $10.6 million. The UDF IV participation interest is not included on our balance sheet.

Luckey Ranch Note

In November 2008, we purchased a $1.7 million secured promissory note (the “Luckey Ranch Note”) from San Antonio Holding Company, Ltd., an unaffiliated Texas limited partnership (“SAHC”). SAHC originated the loan in October 2006 with Luckey Ranch Global Associates, an unaffiliated Texas general partnership (“Luckey Ranch”). The Luckey Ranch Note was initially secured by a second lien on approximately 610 acres of land located in Bexar County, Texas. The interest rate on the Luckey Ranch Note was 12% and the Luckey Ranch Note matured on September 30, 2012, in accordance with the Tenth Modification Agreement entered into in September 2011. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

Effective May 2011, we entered into a loan participation agreement with UDF LOF pursuant to which UDF LOF purchased a participation interest (the “Luckey Ranch Participation”) in the Luckey Ranch Note. The general partner of UDF LOF is a wholly-owned subsidiary of our general partner, and our general partner serves as the asset manager for UDF LOF. We obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances. Pursuant to the Luckey Ranch Participation, UDF LOF was entitled to receive repayment of its participation in the outstanding principal amount of the Luckey Ranch Note, plus its proportionate share of accrued interest thereon, over time as the borrower repaid the Luckey Ranch Note. The Luckey Ranch Note and Luckey Ranch Participation were subsequently paid in full in October 2012.

As of March 31, 2013 and December 31, 2012, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the TR Paper Lot Note. We did not recognize any interest income associated with the TR Paper Lot Note for the three months ended March 31, 2013. For the three months ended March 31, 2012, we recognized approximately $15,000 of interest income associated with the Luckey Ranch Note. The UDF LOF participation interest is not included on our balance sheet.

Buffington Brushy Creek Note

In May 2008, we originated a $4.7 million secured promissory note (the “Buffington Brushy Creek Note”) with Buffington Brushy Creek, Ltd., an unaffiliated Texas limited liability company, and Buff Star Ventures, Ltd., an unaffiliated Texas limited liability company, as co-borrowers (collectively, “Buff Star”). The Buffington Brushy Creek Note was secured by a pledge of ownership interests in Buff Star. Buff Star owns partnership interests in a limited partnership that owns finished lots and entitled land in a residential subdivision in Travis County, Texas. The interest rate under the Buffington Brushy Creek Note was 16%. Pursuant to the Second Amendment to Secured Promissory Note entered into in May 2011, the maturity date of the Buffington Brushy Creek Note was May 19, 2013. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

Effective May 2011, we entered into a loan participation agreement with UDF LOF pursuant to which UDF LOF purchased a participation interest (the “Brushy Creek Participation”) in the Buffington Brushy Creek Note. The general partner of UDF LOF is a wholly-owned subsidiary of our general partner and our general partner serves as the asset manager for UDF LOF. We obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances. Pursuant to the Brushy Creek Participation, UDF LOF was entitled to receive repayment of its participation in the outstanding principal amount of the Buffington Brushy Creek Note, plus its proportionate share of accrued interest thereon, over time as the borrower repaid the note. The Buffington Brushy Creek Note and Brushy Creek Participation were paid in full in May 2012.

As of March 31, 2013 and December 31, 2012, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the Buffington Brushy Creek Note. We did not recognize any interest income associated with the Buffington Brushy Creek Note for the three months ended March 31, 2013 or 2012. The UDF LOF participation interest is not included on our balance sheet.

CTMGT Note

In December 2007, we originated a $25.0 million secured promissory note (the “CTMGT Note”) with CTMGT, LLC, an unaffiliated Texas limited liability company and its subsidiaries, who are co-borrowers of the CTMGT Note. The CTMGT Note was subsequently amended to $50.0 million pursuant to an amendment entered into in July 2008 and to $64.5 million pursuant to an amendment entered into in November 2011. The CTMGT Note is a co-investment loan secured by multiple investments. These investments are cross-collateralized and are secured by collateral-sharing arrangements in second liens covering finished lots and entitled land, pledges of the ownership interests in the borrowing entities, and guaranties. The collateral-sharing arrangements with our affiliates and our borrowers allocate the proceeds of the co-investment collateral between us and our affiliates. Under these collateral-sharing arrangements for the CTMGT Note, we are entitled to receive 75% of collateral proceeds. In the event of a borrower’s bankruptcy, we are entitled to receive 100% of the collateral proceeds after payment of the senior lenders, ahead of payment to our affiliates. The CTMGT collateral is located in multiple counties in the greater Dallas-Fort Worth area and surrounding counties. The interest rate on the CTMGT Note is 16.25%. Pursuant to the amendment entered into in November 2011, the maturity date of the CTMGT Note was July 1, 2012. Pursuant to a second amendment entered into in July 2012, the maturity date of the CTMGT Note was extended to July 1, 2013. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

As of March 31, 2013 and December 31, 2012, we had an outstanding balance in mortgage notes receivable of approximately $42.2 million and $42.1 million, respectively, associated with the CTMGT Note. As of March 31, 2013, we had an outstanding balance in accrued interest receivable of approximately $2.0 million associated with the CTMGT Note. As of December 31, 2012, we did not have an outstanding balance in accrued interest receivable associated with the CTMGT Note. For each of the three months ended March 31, 2013 and 2012, we recognized approximately $1.7 million of interest income associated with the CTMGT Note. As of March 31, 2013 and December 31, 2012, UDF LOF had a participation interest associated with the CTMGT Participation of approximately $12.9 million and $13.0 million, respectively. The UDF LOF participation interest is not included on our balance sheet.

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

As of March 31, 2013 and December 31, 2012, we had an outstanding balance in mortgage notes receivable of approximately $1.2 million and $1.4 million, respectively, associated with the Northpointe LLC Note. As of March 31, 2013, we had an outstanding balance in accrued interest receivable of approximately $39,000 associated with the Northpointe LLC Note. As of December 31, 2012, we did not have an outstanding balance in accrued interest receivable associated with the Northpointe LLC Note. For the three months ended March 31, 2013 and 2012, we recognized approximately $39,000 and $98,000, respectively, of interest income associated with the Northpointe LLC Note. As of March 31, 2013 and December 31, 2012, UDF IV had a participation interest associated with the Northpointe LLC Participation of approximately $364,000 and $212,000, respectively. The UDF IV participation interest is not included on our balance sheet.

Credit Enhancement Fees – Related Parties

In February 2009, we deposited $1.5 million into the Deposit Account with LegacyTexas for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending. UMTH Lending and our general partner are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both UMTH Lending and our general partner. We provided LegacyTexas a security interest in the Deposit Account as further collateral for the UMTH Lending Loan obtained by UMTH Lending from LegacyTexas. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In November 2010, UMTH Lending refinanced the UMTH Lending Loan with UTB. In conjunction with this refinance, we deposited $1.5 million into the UTB Deposit Account for the purpose of providing collateral to UTB for the benefit of UMTH Lending. The UTB Deposit Account replaced the Deposit Account previously established with LegacyTexas. We provided the UTB Deposit Account as further collateral for a loan obtained by UMTH Lending from UTB. In consideration for providing the UMTH Lending Deposit Accounts as collateral for the UMTH Lending Loans, UMTH Lending agreed to pay us a fee equal to 3% per annum of the amount outstanding in the UMTH Lending Deposit Accounts, paid in 12 monthly installments for each year that the UMTH Lending Deposit Accounts secure the UMTH Lending Loans. The UTB Deposit Account is included as restricted cash on our balance sheet. This fee of approximately $11,000 is included in mortgage and transaction service revenues – related parties income for each of the three months ended March 31, 2013 and 2012. Approximately $4,000 and $8,000 related to these fees is included in accounts receivable – related parties as of March 31, 2013 and December 31, 2012, respectively. For further discussion on the UMTH Lending Loans and UMTH Lending Deposit Accounts, see Note I.

In August 2009, in consideration for entering into the TCB Guaranty (as discussed in Note I), we entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the TCB Guaranty (i.e., $50,000 per annum) through August 2012. Effective August 28, 2012, the letter agreement was modified and UMT Home Finance agreed to pay us a monthly fee equal to one-twelfth of 1% of the outstanding principal balance of the Texas Capital loan. UMT Home Finance is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In conjunction with this agreement, approximately $10,000 is included in mortgage and transaction service revenues – related parties income for the three months ended March 31, 2013. No amount is included in mortgage and transaction service revenues – related parties income for the three months ended March 31, 2012. Approximately $4,000 and $3,000 related to these fees is included in accounts receivable – related parties as of March 31, 2013 and December 31, 2012, respectively.

In April 2010, in consideration of us entering into the UDF IV HF Guaranty (as discussed in Note I), we entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum). UDF IV Home Finance is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of our general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In conjunction with this agreement, approximately $15,000 is included in mortgage and transaction service revenues – related parties income for each of the three months ended March 31, 2013 and 2012.

In April 2010, in consideration of us entering into the UMT 15th Street Guaranty (as discussed in Note I), we entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. UMT 15th Street is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $2,000 and $3,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three months ended March 31, 2013 and 2012. Approximately $700 and $1,000 related to these fees is included in accounts receivable – related parties as of March 31, 2013 and December 31, 2012, respectively.

In June 2010, UDF I obtained the $15.0 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders (as discussed in Note I). As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which was secured by a lien on all of our existing and future assets. Our general partner serves as the asset manager for UDF I. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. Effective June 21, 2012, the agreement was modified and UDF I agreed to pay us a monthly fee equal to one-twelfth of 1% of the outstanding principal balance of the UDF I – Brockhoeft Loan. UDF I paid off the UDF I – Brockhoeft Loan in December 2012, thus extinguishing the guaranty. This fee of approximately $108,000 is included in mortgage and transaction service revenues – related parties income for the three months ended March 31, 2012. No amount is included in mortgage and transaction service revenues – related parties income for the three months ended March 31, 2013. Approximately $273,000 related to these fees is included in accounts receivable – related parties as of March 31, 2013 and December 31, 2012.

In August 2010, in consideration of us entering into the UDF IV Acquisitions Guaranty (as discussed in Note I), we entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line-of-credit at the end of the month. UDF IV Acquisitions is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of our general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $20,000 and $14,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three months ended March 31, 2013 and 2012. Approximately $7,000 related to these fees is included in accounts receivable – related parties as of March 31, 2013 and December 31, 2012.

In December 2010, in consideration of us entering into the UDF IV Finance II Guaranty (as discussed in Note I), we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $10.0 million loan between UDF IV Finance II and F&M at the end of the month. UDF IV Finance II is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of our general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $14,000 and $15,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three months ended March 31, 2013 and 2012. Approximately $5,000 related to these fees is included in accounts receivable – related parties as of March 31, 2013 and December 31, 2012.

In May 2011, in consideration of us entering into the UMT HF III Guaranty (as discussed in Note I), we entered into a letter agreement with UMT HF III which provides for UMT HF III to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $4.3 million loan between UMT HF III and Veritex at the end of the month. UMT HF III is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $7,000 and $5,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three months ended March 31, 2013 and 2012. Approximately $2,000 and $3,000 related to these fees is included in accounts receivable – related parties as of March 31, 2013 and December 31, 2012, respectively.

In August 2011, in consideration of us entering into the UMT HF II Guaranty (as discussed in Note I), we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the $250,000 loan between UMT HF II and FFB at the end of the month. UMT HF II is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. The FFB loan was repaid in full by UMT HF II in May 2012 and thus the UMT HF II Guaranty was extinguished. This fee of approximately $300 is included in mortgage and transaction service revenues – related parties income for the three months ended March 31, 2012. No amount is included in mortgage and transaction service revenues – related parties income for the three months ended March 31, 2013.

In October 2011, in consideration of us entering into the UMT HF II Green Bank Guaranty (as discussed in Note I), we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on a $5.0 million loan between UMT HF II and Green Bank at the end of the month. UMT HF II is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $700 and $300, respectively, is included in mortgage and transaction service revenues – related parties income for the three months ended March 31, 2013 and 2012. Approximately $300 and $200 related to these fees is included in accounts receivable – related parties as of March 31, 2013 and December 31, 2012, respectively.

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

At March 31, 2013 and December 31, 2012, approximately 95% of the outstanding aggregate principal amount of mortgage notes originated by the Partnership are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 2% are secured by properties located in Arizona. All of the Partnership’s mortgage investments are in the United States.

M. Subsequent Events

Effective April 11, 2013, UDF IV Acquisitions entered into the First Amended and Restated Loan Agreement with CTB, pursuant to which CTB increased its commitment under the revolving line-of-credit loan from $8.0 million to $15.0 million. In connection with this First Amended and Restated Loan Agreement with CTB, the Partnership revised the UDF IV Acquisitions Guaranty to reflect the increase in its guaranty to $15.0 million. See Note I, “Commitments and Contingencies” and Note K, “Related Party Transactions” for further discussion of the UDF IV Acquisitions Guaranty on the CTB revolving line-of-credit.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, development costs that may exceed estimates, development delays, increases in interest rates, residential lot take down or purchase rates or our borrowers’ inability to sell residential lots, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission, and the discussion of material trends affecting our business elsewhere in this report.

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

Our loan portfolio, consisting of mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party grew from approximately $351 million as of December 31, 2012 to approximately $353 million as of March 31, 2013. With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased. Our expenses related to the portfolio also increased, including the loan loss expense, which was approximately $143,000 and $140,000 for the three months ended March 31, 2013 and 2012, respectively. The increase in loan loss reserve expense primarily related to increased reserves associated with growth in our loan portfolio as well as additional reserves recorded due to general market conditions.

In September 2009, we entered into a $15.0 million revolving credit facility, of which $12.5 million and $13.8 million was included as line-of-credit as of March 31, 2013 and December 31, 2012, respectively. Our intent is to utilize the revolving credit facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves. As a result of this revolving credit facility and our desire to avoid the need for large idle cash reserves, our cash balances were approximately $729,000 and $3.9 million as of March 31, 2013 and December 31, 2012, respectively. Our interest expense associated with the revolving credit facility was approximately $338,000 and $374,000 for the three months ended March 31, 2013 and 2012, respectively.

Net income was approximately $12.0 million and $11.7 million for the three months ended March 31, 2013 and 2012, respectively, and earnings per limited partnership unit, basic and diluted were $0.57 for both periods. Our earnings per limited partnership unit, basic and diluted, are calculated based on earnings allocated to the limited partners divided by the weighted average limited partnership units outstanding. Such earnings per limited partnership unit, basic and diluted, have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

As of March 31, 2013, we had originated or acquired 60 loans, including 33 loans that have been repaid in full by the respective borrower, totaling approximately $577.7 million. Of the 27 loans outstanding as of March 31, 2013, 7 of the loans totaling approximately $50.3 million and 1 loan totaling approximately $74.7 million are included in mortgage notes receivable – related parties and participation interest – related party, respectively, on our balance sheet.

Approximately 95% of the outstanding aggregate principal amount of mortgage notes originated by us as of March 31, 2013 are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 2% are secured by properties located in Arizona. Approximately 58% of the outstanding aggregate principal amount of mortgage notes originated by us as of March 31, 2013 are secured by properties located in the Dallas, Texas area; approximately 24% are secured by properties located in the Austin, Texas area; approximately 8% are secured by properties located in the Houston, Texas area; approximately 4% are secured by properties located in the Lubbock, Texas area; approximately 1% are secured by properties located in the San Antonio, Texas area; approximately 3% are secured by properties located in the Denver, Colorado area; and approximately 2% are secured by properties located in the Kingman, Arizona area.

11 of the 27 loans outstanding as of March 31, 2013, representing approximately 15% of the aggregate principal amount of the outstanding loans, are secured by a first lien on the respective property; 5 of the 27 loans outstanding as of March 31, 2013, representing approximately 5% of the aggregate principal amount of the outstanding loans, are secured by a second lien on the respective property; 3 of the 27 loans outstanding as of March 31, 2013, representing approximately 49% of the aggregate principal amount of the outstanding loans, are secured by a co-investment (which are secured by multiple properties through second liens, pledges of ownership interests and guarantees, as described below); 5 of the 27 loans outstanding as of March 31, 2013, representing approximately 5% of the aggregate principal amount of the outstanding loans, are secured by a pledge of the ownership interest of the borrower or entity which holds title to the property; and 3 of the 27 loans outstanding as of March 31, 2013, representing approximately 26% of the aggregate principal amount of the outstanding loans, are secured by other types of security interests. Co-investments are mezzanine loans that are secured by multiple projects in which an affiliate has also invested. Co-investment loans are cross-collateralized and are secured by second liens in finished lots and entitled land, pledges of the ownership interests in the borrowing entities, and guarantees. We enter into collateral-sharing arrangements with our affiliates and our borrowers that allocate the proceeds of the co-investment collateral between us and our affiliates. Under these collateral-sharing arrangements, we are generally entitled to receive 50-75% of collateral proceeds. In the event of a borrower’s bankruptcy, we are entitled to receive 100% of the collateral proceeds after payment of the senior lenders, ahead of payment to our affiliates.

12 of the 27 loans outstanding as of March 31, 2013, representing approximately 87% of the aggregate principal amount of the outstanding loans, are made with respect to projects that are presently selling finished home lots to national public or regional private homebuilders, or are made with respect to a project in which one of these homebuilders holds an option to purchase the finished home lots and has made a forfeitable earnest money deposit. 16 of the 27 loans outstanding as of March 31, 2013, representing approximately 73% of the aggregate principal amount of the outstanding loans, are made to developer entities which hold ownership interests in projects other than the project funded by us. 11 of the 27 loans outstanding as of March 31, 2013, representing approximately 86% of the aggregate principal amount of the outstanding loans, are secured by multiple single-family residential communities. 9 of the 27 loans outstanding as of March 31, 2013, representing approximately 64% of the aggregate principal amount of the outstanding loans, are secured by a personal guarantee of the developer in addition to a lien on the real property or a pledge of the equity interests in the entity that holds the real property.

As of March 31, 2013, three entities and their affiliates were included in our mortgage notes receivables (including related party transactions) and participation interest – related party that accounted for over 10% of the outstanding balance of our portfolio. These entities include (i) CTMGT LLC, an unaffiliated Texas limited liability company, which comprises approximately 28% of the outstanding balance of our portfolio, and certain of its affiliated entities, which comprise an additional 15% of the outstanding balance; (ii) Buffington Land, Ltd., an unaffiliated Texas limited partnership, which comprises approximately 21% of the outstanding balance of our portfolio, including additional loans to its affiliated entities; and (iii) UDF I, an affiliated Delaware limited partnership, which comprises approximately 20% of the outstanding balance of our portfolio, and additional loans to its affiliated entities, which comprise an additional 6% of the outstanding balance. Our general partner is the asset manager for UDF I.

The average interest rate payable with respect to the 27 loans outstanding as of March 31, 2013 is 14%, and the average term of each loan is approximately 51 months.

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

Revenue Recognition

Interest income on mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis. Income recognition is suspended for loans at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of both March 31 2013 and December 31, 2012, we were suspending income recognition on 2 mortgage notes receivable with an aggregate unpaid principal balance of approximately $2.2 million.

We generate mortgage and transaction service revenues and mortgage and transaction service revenues – related parties by originating and acquiring mortgage notes receivable and other loans. In accordance with FASB ASC 310-20, we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes. In addition, credit enhancement fee income is generated by fees charged to parties for credit enhancements provided to lenders by the Partnership on behalf of the parties. Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement. As of March 31, 2013, the Partnership was providing 8 credit enhancements to related parties (see Note I to the accompanying financial statements).

The Partnership also expenses acquisition and origination fees (“Placement Fees”) paid to the general partner to provide for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with mortgage notes receivable or participation interest held by the Partnership on a straight-line basis. As of March 31, 2013 and December 31, 2012, approximately $2.3 million and $2.5 million, respectively, of such net deferred fees are included in mortgage notes receivable. Approximately $642,000 and $698,000 of net deferred fees are included in mortgage notes receivable – related parties as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, approximately $450,000 and $489,000, respectively, of deferred fees are included in participation interest – related party.

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

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged off, while amounts recovered on previously charged off accounts increase the allowance. As of March 31, 2013 and December 31, 2012, approximately $16.8 million and $16.6 million, respectively, of allowance for loan losses had been offset against mortgage notes receivable (see Note D to the accompanying financial statements).

Mortgage Notes Receivable and Mortgage Notes Receivable – Related Parties

Mortgage notes receivable and mortgage notes receivable – related parties are recorded at the lower of cost or estimated net realizable value. The mortgage investments are collateralized by land and related improvements to residential property owned by the borrowers and/or the ownership interests of the borrower. Currently, the mortgage investments have terms ranging from 5 to 36 months. None of such mortgages are insured or guaranteed by a federally owned or guaranteed mortgage agency. We originate and/or acquire all mortgage notes receivable and intend to hold the mortgage notes receivable for the life of the notes.

Participation Interest – Related Party

Participation interest – related party is recorded at the lower of cost or net realizable value. Participation interest – related party represents an Economic Interest Participation Agreement with UMT, pursuant to which we purchased (i) an economic interest in an $82.0 million revolving credit facility from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the credit facility (see Note K to the accompanying financial statements).

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

The chart below summarizes the approximate aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of March 31, 2013 and December 31, 2012:

	As of March 31,		As of December 31,
	2013		2012
General Partner	$20,585,000	(1)	$19,767,000	(2)
Limited Partners	169,732,000	(3)	160,674,000	(4)
Retained Earnings Reserve	8,555,000		6,880,000
Retained Earnings Deficit	(10,676,000)		(11,211,000)

(1)	approximately $20.6 million paid in cash.

(2)	approximately $19.8 million paid in cash.

(3)	approximately $114.0 million paid in cash and approximately $55.7 million reinvested in 2,787,487 units of limited partnership interest under our DRIP and Secondary DRIP.

(4)	approximately $107.4 million paid in cash and approximately $53.3 million reinvested in 2,663,191 units of limited partnership interest under our DRIP and Secondary DRIP.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets, including the distributions to our general partner described above, and general and administrative – related parties expenses for the three months ended March 31, 2013 and 2012. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

	For the Three Months Ended March,
	2013	2012
Payments to General Partner and Related Parties	$1,177,000	$698,000
Total General and Administrative Expenses to General Partner and Related Parties	692,000	688,000

For the three months ended March 31, 2013, we have made the following distributions to our limited partners:

Period Ended	Date Paid	Distribution Amount
December 31, 2012	January 24, 2013	$3,113,109
January 31, 2013	February 22, 2013	3,120,065
February 28, 2013	March 22, 2013	2,824,183
		$9,057,357

For the three months ended March 31, 2013, we paid distributions to our limited partners of $9,057,357 ($6,571,445 in cash and $2,485,912 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $8,016,199. For the three months ended March 31, 2012, we paid distributions to our limited partners of $8,914,413 ($6,305,814 in cash and $2,608,599 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $7,403,226. For the period from our inception through March 31, 2013, we paid distributions to our limited partners of approximately $169.7 million (approximately $114.0 million in cash and approximately $55.7 million in limited partnership units pursuant to our DRIP and Secondary DRIP), as compared to cumulative cash flows from operations of approximately $207.8 million and cumulative net income of approximately $202.4 million.

The distributions to our limited partners paid during the three months ended March 31, 2013 and 2012, along with the amount of distributions reinvested pursuant to our Secondary DRIP and the sources of our distributions were as follows:

	Three Months Ended March 31,
	2013		2012
Distributions paid in cash	$6,571,445		$6,305,814
Distributions reinvested	2,485,912		2,608,599
Total distributions	$9,057,357		$8,914,413
Source of distributions:
Cash flows from operations	$8,016,199	88%	$7,403,226	83%
Cash flows from operating reserves	1,041,158	12%	1,511,187	17%
Total sources	$9,057,357	100%	$8,914,413	100%

Results of Operations

The three months ended March 31, 2013 as compared to the three months ended March 31, 2012

Revenues

Interest income (including related party interest income) for each of the three months ended March 31, 2013 and 2012 was approximately $13.2 million and $12.8 million, respectively. The increase in interest income for the three months ended March 31, 2013 was primarily the result of our increased mortgage notes receivable (including related party transactions) and participation interest – related party portfolios of approximately $353.5 million as of March 31, 2013, compared to approximately $344.8 million as of March 31, 2012.

Mortgage and transaction service revenues (including related party mortgage and transaction service revenues) for each of the three months ended March 31, 2013 and 2012 were approximately $187,000 and $299,000, respectively. The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans. In accordance with FASB ASC 310-20, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes. The decrease was primarily the result of decreased commitment fee income on mortgage notes receivable.

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

Expenses

Interest expense for the three months ended March 31, 2013 and 2012 was approximately $338,000 and $374,000, respectively. Interest expense represents interest associated with the Brockhoeft Credit Facility discussed in Note E to the accompanying financial statements. The Brockhoeft Credit Facility, which was entered into in September 2009 during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in residential real estate, has been used as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allows us to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Brockhoeft Credit Facility has been used as a portfolio administration tool and not to provide long-term or permanent leverage on our investments. The Brockhoeft Credit Facility is secured by a first priority lien on our existing and future assets, and carries an interest rate equal to 10% per annum.

Loan loss reserve expense increased slightly to approximately $143,000 for the three months ended March 31, 2013 from approximately $140,000 for three months ended March 31, 2012. The increase in loan loss reserve expense primarily related to increased reserves associated with growth in our loan portfolio.

General and administrative expense was approximately $202,000 and $185,000 for the three months ended March 31, 2013 and 2012, respectively. The increase in general and administrative expense was primarily the result of an increase in investor relations and printing expenses, offset by a reduction in postage, legal, accounting and debt financing costs.

General and administrative – related parties expense was approximately $692,000 and $688,000 for the three months ended March 31, 2013 and 2012, respectively. The increase in general and administrative – related parties expense was primarily the result of an increase in mortgage servicing fees payable to our general partner.

We expect interest expense, general and administrative expense and general and administrative expense – related parties to increase commensurate with the growth of our portfolio as we continue to deploy funds available to the borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the three months ended March 31, 2013 and 2012. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Three Months Ended
		March 31,
Payee	Purpose	2013		2012
Land Development
	Placement Fees	$51,000	4%	$82,000	12%
	Promotional interest	659,000	56%	479,000	68%
	Carried interest	145,000	12%	49,000	7%
	Mortgage Servicing Fee	193,000	17%	88,000	13%
General Services
	Operating Expense Reimbursement	129,000	11%	-	-
Total Payments		$1,177,000	100%	$698,000	100%

The chart below summarizes general and administrative – related parties expense for the three months ended March 31, 2013 and 2012. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Three Months Ended
	March 31,
General and administrative expense – related parties	2013		2012

Amortization of Placement Fees	$306,000	44%	$305,000	44%
Mortgage Servicing Fee	246,000	36%	239,000	35%
Amortization of debt financing fees	-	-	6,000	1%
Operating Expense Reimbursement	140,000	20%	138,000	20%
Total general and administrative expense – related parties	$692,000	100%	$688,000	100%

Cash Flow Analysis

Cash flows provided by operating activities for the three months ended March 31, 2013 were approximately $8.0 million and were comprised primarily of net income adjusted for the provision for loan losses, accrued interest receivable – related parties, accounts payable, and accrued liabilities – related parties, offset by accrued interest receivable. Cash flows provided by operating activities for the three months ended March 31, 2012 were approximately $7.4 million and were comprised primarily of net income adjusted for the provision for loan losses and accrued liabilities – related parties, offset by accrued interest receivable, accrued interest receivable – related parties, and accounts receivable – related parties.

Cash flows used in investing activities for the three months ended March 31, 2013 and 2012 were approximately $2.5 million and $2.3 million, respectively, resulting primarily from origination of mortgage notes receivable (including related party) and participation interest – related party, offset by receipts from mortgage notes receivable (including related party) and participation interest – related party.

Cash flows used in financing activities for the three months ended March 31, 2013 and 2012 were approximately $8.6 million and $6.8 million, respectively, and were primarily the result of distributions to partners as well as payments on the Brockhoeft Credit Facility.

Our cash and cash equivalents were approximately $729,000 and $1.0 million as of March 31, 2013 and 2012, respectively.

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

Material Trends Affecting Our Business

We believe that the housing market has reached a bottom and continues to recover and strengthen. This recovery will continue to be regional in its early stages, led by those housing markets with balanced supply, affordable and stable home prices, lower levels of foreclosures, strong economies, and strong demand fundamentals. Nationally, the housing recovery has strengthened as excess inventories of new and existing homes have been absorbed and consumer demand continues to return. We expect the housing recovery will continue to strengthen as household balance sheets are restored in each market. The Federal Reserve has indicated that it intends to keep reserve interest rates at historic lows until the national unemployment rate returns to 6.5%, so long as inflation between one and two years ahead is projected to be no more than 2.5%, and longer-term inflation expectations continue to be well anchored. The Federal Reserve has also committed to an open-ended purchase program targeting agency-backed residential mortgage-backed securities and U.S. Treasury Securities. Further, the Federal Reserve has stated that it expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the economic recovery strengthens. Easing policies of the Federal Reserve, coupled with extensive price correction over the past several years, have restored housing affordability across the country. We believe that continued strengthening of the recovery depends on the continued recovery of consumer health and consumer confidence. The national consumer confidence index, which fell to record lows during the economic downturn, continues to recover slowly, but remains below levels historically associated with normalized conditions. Nationally, we believe consumers continue to remain cautious due to uncertainty present in many economic sectors, particularly with regards to the European debt crisis, elevated unemployment, low wage growth, and events associated with federal fiscal policy, including tax rates and spending, which are expected to take place in the first half of 2013. Additionally, continued economic weakness and fiscal tightening on the state and local levels associated with particular states most severely affected by the collapse of the housing bubble will likely drag on consumer health and confidence in those markets. We expect the housing markets that participated most heavily in the housing bubble will continue to lag the overall recovery, as consumers in those markets have generally suffered greater losses of household wealth from the declines in home prices and equity and continue to experience higher levels of unemployment relative to the nation as a whole.

In many parts of the country, unemployment remains elevated and access to conventional real estate and commercial financing remains challenging. These factors continue to pose obstacles to a robust recovery on a national scale, which, we believe, is contingent upon the reengagement of the consumer and the return of final demand. However, as inventory levels continue to decline and housing prices stabilize, we expect the housing recovery to continue to gain strength. We continue to believe that the recovery will be stronger in markets such as Texas, where consumer confidence averaged approximately 23 points higher than the national index from March 2012 to March 2013; where the job growth rate over the past 12 months was approximately 170 basis points higher than the national rate; and where approximately 15.3% of all single-family homebuilding permits in the country were issued in 2012. Further, according to the Bureau of Labor Statistics, approximately 18.0% of the total net new jobs created in the United States since the official end of the national recession were created in Texas (from June 2009 to March 2013). Currently, 95% of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of the recovery – and balanced supplies of homes and finished lots. We believe the fact that new single-family home permits, starts and sales have all risen significantly from their respective lows reflects a continued return of real demand for new homes. However, we anticipate the former bubble market states – principally California, Arizona, Nevada and Florida – will be slower to recover, as those markets have seen overbuilding and extensive price correction and are experiencing weakened economies and continued foreclosures. We believe these conditions have caused significant weakness among consumers in these markets, and losses of property tax revenue, sales and use tax revenue, and budget imbalances have, in many cases, led to significant fiscal difficulties at the state and municipal levels associated with these former bubble markets.

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

Nationally, capital constraints at the heart of the credit crisis have reduced the number of real estate lenders able or willing to finance development, construction or the purchase of homes and have increased the number of undercapitalized or failed builders and developers. In correlation, the number of finished lots developed has decreased and remains near historic lows, even as home starts have begun to increase, which has begun to result in a shortage of developed lots in select markets and submarkets and may result in a wider shortage of new homes and developed lots in select real estate markets in 2013 and 2014. We believe this shortage will be most prominent in markets that did not participate in the housing bubble, avoiding overbuilding and maintaining balanced supplies and affordable and stable home prices. With lenders imposing stricter underwriting standards, mortgages to purchase homes have become more difficult to obtain in some markets. In order to support the availability of mortgage financing for millions of Americans, the U.S. Treasury initiated a temporary program to purchase agency mortgage-backed securities, which expired with the U.S. Treasury’s temporary authorities in December 2009. Coinciding with the Treasury purchase program was the Federal Reserve, which purchased $1.25 trillion worth of mortgage-backed securities through the end of March 2010. This program ended on March 31, 2010, as scheduled by the Federal Reserve. On September 21, 2011, the Federal Reserve announced that it would begin reinvesting the principal payments from its mortgage-backed securities holdings into additional purchases of agency mortgage-backed securities to help further support conditions in mortgage markets. On September 13, 2012, the Federal Reserve announced that it would again increase monetary policy accommodation by purchasing additional agency mortgage-backed securities at a pace of $40 billion per month, would continue, through the end of 2012, its program of extending the average maturity of its holdings of securities, and would maintain its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in more agency mortgage-backed securities.  On December 12, 2012, the Federal Reserve announced that it would further increase monetary policy accommodation by purchasing additional U.S. Treasury securities at an initial pace of $45 billion per month in addition to the $40 billion per month purchases of agency mortgage backed securities that the Federal Reserve announced on September 13, 2012. The Federal Reserve stated in that same announcement that these actions should put downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.

Nationally, the pace of new home sales rose during the first quarter of 2013 from the pace of sales in the fourth quarter of 2012. National fundamentals that drive home sales continue to improve in most markets and home affordability remains near record-highs, so we expect the pace of home sales will continue to increase in 2013. The U.S. Census Bureau reports that the sales of new single-family residential homes in March 2013 were at a seasonally adjusted annual rate of 417,000 units. This number is up approximately 6.9% from the revised December 2012 figure of 390,000, and it is up approximately 18.5% year-over-year from the March 2012 estimate of 352,000.

The national raw number of new single-family home inventory increased slightly in the first quarter of 2013. Through much of the downturn, homebuilders reduced their starts and focused on selling their existing new home inventory. The national figure for new single-family home inventory had fallen in each sequential quarter from the third quarter of 2007 to the first quarter of 2012. Inventory remained stable from March 2012 to September 2012 before increasing in the fourth quarter of 2012 and the first quarter of 2013. We believe that, with such reductions and subsequent stabilization, the new home market has been restored to equilibrium in most markets, even at lower levels of demand. The subsequent increase in new home inventory suggests to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle. Further, the new home market is experiencing shortages in certain markets that did not participate in the housing bubble. The seasonally adjusted estimate of new homes for sale at the end of March 2013 was 153,000, which is lower than any time since the U.S. Census Bureau began keeping records, excluding the most recent downturn. This number represents a short supply of 4.4 months at the March 2013 sales rate. We believe that what is necessary now to regain prosperity in housing markets is the return of healthy levels of demand.

According to the U.S. Census Bureau, new single-family residential home permits and starts fell nationally from 2006 through early 2009, as a result and in anticipation of an elevated supply of and decreased demand for new single-family residential homes in that period. Since bottoming in early 2009, however, single-family permits and starts have improved significantly. Single-family homes authorized by building permits in March 2013 were at a seasonally adjusted annual rate of 595,000 units. This was an increase year-over-year of approximately 27.7% from the rate of 466,000 in March 2012, and is approximately 76.6% higher than the low of 337,000 set in January 2009. Single-family home starts for March 2013 stood at a seasonally adjusted annual rate of 619,000 units. This pace is up approximately 28.7% from the March 2012 estimate of 481,000 units. Further, the March 2013 pace of home starts is 75.4% higher than the low of 353,000 set in March 2009. Such increases suggest to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

The primary factors affecting new home sales are home price stability, home affordability, and housing demand. Housing supply may affect both new home prices and the demand for new homes. When the supply of new homes exceeds new home demand, new home prices may generally be expected to decline. Also, home foreclosures cause the inventory of existing homes to increase, which may add additional downward price pressure on home prices. Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached. The converse point is also true and equally important. When new home demand exceeds new home supply, new home prices may generally be expected to increase; and rising new home prices, particularly at or near the bottom of the housing cycle, may result in increased new home demand as people become confident in home prices and accelerate their timing of a new home purchase. We believe this bottom has been reached and expect the housing recovery to continue to accelerate over the coming quarters, led by those markets that did not participate in the housing bubble and which demonstrate stronger demand fundamentals. We intend to concentrate our investments in housing markets with affordable and stable home prices, balanced supply, lower incidences of foreclosures, and strong demand fundamentals. These demand fundamentals are generally job growth, the relative strength of the economy and consumer confidence, household formations and population growth – both immigration and in-migration.

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

In 2009, the Harvard Joint Center for Housing Studies forecasted that an average of between approximately 1.25 million and 1.48 million new households will be formed per year over the next ten years. Likewise, the Homeownership Alliance, a joint project undertaken by the chief economists of Fannie Mae, Freddie Mac, the Independent Community Bankers of America, the National Association of Home Builders and the National Association of Realtors, has projected that 1.3 million new households will be formed per year over the next decade and approximately 1.8 million housing units per year should be started to meet such new demand, including approximately 1.3 million new single-family homes per year based on the estimation of the Homeownership Alliance that 72% of all housing units built will be single-family residences. According to the U.S. Census Bureau, the United States averaged approximately 1.5 million new households formed annually between 1997 and 2007. During the downturn, household formation fell to approximately 772,000 households formed in 2008, approximately 398,000 households formed in 2009, and 357,000 households formed in 2010. In 2012, the U.S. Census Bureau estimated that approximately 2.4 million new households were formed in 2011, a figure that was upwardly revised by more than a million households from the 2011 Census Bureau release. The Census Bureau also estimates that approximately 1.2 million new households were formed in 2012. We believe that the return of household formation and significant increases in household formation are significant contributors to the corresponding increases in new home starts and sales.

While housing woes beleaguered the national economy, Texas housing markets held up as some of the healthiest in the country. Furthermore, as recovery in the housing sector continues to strengthen across the country, we believe that Texas housing markets have continued to lead the recovery. Texas is the largest homebuilding market in the country based on the U.S. Census Bureau’s measurements of housing permits. We have concentrated our investment portfolio in Texas as we believe Texas markets, though weakened from their starts and sales peaks in 2007 and 2008, have remained fairly healthy due to strong demographics, economies and job growth, balanced housing inventories, stable home prices and high housing affordability ratios. Texas did not experience the dramatic price appreciation (and subsequent depreciation) that states such as California, Florida, Arizona and Nevada experienced. The following graph, created with data from the fourth quarter 2012 Federal Housing Finance Agency’s (“FHFA”) Purchase Price Only Index, illustrates the rises and declines in home prices nationally, as well as in California, Florida, Arizona and Nevada over the past few years. Further, the graph illustrates how Texas maintained relative home price stability throughout the downturn. The Purchase Price Only Index indicates that Texas had a home price appreciation of 6.56% between the fourth quarter of 2011 and the fourth quarter of 2012. Home prices in Texas continue to outperform the national average appreciation of 5.45%, which was the fourth consecutive quarter of year-over-year home price appreciation since the fourth quarter of 2007. Further, the index also reports that over the past 5 years, Texas home prices have demonstrated significantly more home price stability than the national average, as home prices in Texas appreciated 5.88% compared to a national depreciation of -12.87% over the same time period. The chart also illustrates the return of home price inflation nationally as well as in the former bubble states of California, Arizona, Nevada and Florida. Significantly, the Texas home price index stands at an all-time high, in contrast to the national and former bubble state indices which remain well below their peaks.

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

Median new home prices in the four major Texas markets have begun to rise. According to Metrostudy, a leading provider of primary and secondary market information, the median new home prices for the first quarter of 2013 in the metropolitan areas of Austin, Houston, Dallas-Fort Worth and San Antonio were $239,860, $228,628, $244,016 and $207,493, respectively.

Using the Department of Housing and Urban Development’s estimated 2013 median family income for the respective metropolitan areas of Austin, Houston, Dallas and San Antonio, the median income earner in those areas has 1.42 times, 1.34 times, 1.28 times and 1.37 times the income required to qualify for a mortgage to purchase the median priced new home in the respective metropolitan area. These numbers illustrate the affordability of Texas homes, as each of these markets has higher affordability than the national average. Our measurement of housing affordability, as referenced above, is determined as the ratio of median family income to the income required to qualify for a 90%, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the first quarter of 2013 and assuming an annual mortgage insurance premium of 80 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Using the Department of Housing and Urban Development’s 2013 income data to project an estimated median income for the United States of $64,400 and the March 2013 national median sales prices of new homes sold of $247,000, we conclude that the national median income earner has 1.21 times the income required to qualify for a mortgage loan to purchase the median-priced new home in the United States. This estimation reflects the increase in home affordability in housing markets outside of Texas over the past 72 months, as new home prices in housing markets outside of Texas generally have fallen. Recently, however, such home prices have begun to stabilize and experience increases. We believe that such price stabilization and subsequent increases indicate that new home affordability has been restored to the national housing market.

Since the national recession’s official end, Texas employment markets have experienced strong job growth. According to the United States Department of Labor, Texas added approximately 329,500 jobs in the 12 months ended March 2013. Texas’ employment levels have now exceeded pre-recession levels by approximately 478,300 jobs. Furthermore, substantially all of those jobs created over the trailing twelve months have been in the private sector (317,200), which was the largest private sector job increase of any state over that time period and is a growth rate of 3.5%. Since the national recession’s end in June 2009, Texas has added 831,500 net new jobs, which is about 18.0% of all net jobs added nationwide over that 45 month period. Further, Texas has added approximately 1.75 million new jobs over the past 10 years and approximately 1.6 million in the private sector, comparing well to national employment growth that added approximately 5.2 million total jobs over that ten-year period and 4.9 million private sector jobs in those ten years. From March 2012 to March 2013, Austin added 30,000 jobs year-over-year. Dallas-Fort Worth added 97,300 jobs over that same time period. Houston added 106,200 jobs over that period, and San Antonio added 15,800 jobs in that time.

The unemployment rate in Texas fell year-over-year from 7.0% in March 2012 to 6.4% in March 2013. The decrease in the state unemployment rate occurred in spite of significant growth in Texas’ labor force. According to the Bureau of Labor Statistics, Texas has added approximately 138,152 workers to its labor force over the past 12 months. Furthermore, the labor force participation rate in Texas is 65.1% as of March 2013, which is 180 basis points higher than the national labor force participation rate of 63.3%. The national unemployment rate fell year-over-year from March 2012 (8.2%) to March 2013 (7.6%). In addition, all four major Texas labor markets have unemployment rates significantly below the national unemployment rate.

We believe that Texas cities will continue to be among the first in the country to recover based on employment figures, consumer confidence, gross metropolitan product and new home demand. According to the Texas Workforce Commission, Texas tends to enter into recessions after the national economy has entered a recession and usually leads among states in the economic recovery. The National Bureau of Economic Research has concluded that the U.S. economy entered into a recession in December 2007, ending an economic expansion that began in November 2001. We believe, based on transitions in the Texas Leading Index as prepared monthly by the Federal Reserve Bank of Dallas, that Texas entered into recession in late Fall 2008, trailing the national recession by nearly a year, and emerged from the recession in the late spring of 2009. We believe the Texas economy continues to lead the national economic recovery. The Texas Leading Index, which combines eight measures that tend to anticipate changes in the Texas business cycle by approximately three to nine months, has risen significantly since reaching a low of 100.5 in March 2009 and, as of February 2013 (the most recent reading), was 124.3. The Index’s six-month moving average now stands at its highest reading since August 2008.

Further, we believe Texas consumers are beginning to return to their normal consumption habits. The aggregate value of state sales tax receipts in Texas increased 5.5% year-over-year in March 2013 from March 2012 – the 36th consecutive month in which Texas has experienced year-over-year improvement in sales tax receipts.

The U.S. Census Bureau reported in its 2012 Estimate of Population Change for the period from July 1, 2011 to July 1, 2012 that Texas led the country in population growth during that period. The estimate concluded that Texas’ population grew by 1.7%, or 427,425 people, a number that was 1.2 times greater than the next closest state in terms of raw population growth, California, and nearly twice as great as the second closest state in terms of raw population growth, Florida. Over the last decade, July 1, 2000 to July 1, 2010, Texas grew by nearly 4.3 million residents, averaging nearly 427,000 new residents per year. This population growth was 1.17 times greater in terms of raw population growth than the next closest state, California, and 2.63 times greater than the second closest state, Florida. The U.S. Census Bureau also reported that among the 100 fastest growing counties in the country, 17 of these counties for raw population growth between April 1, 2010 and July 1, 2012 were in Texas. In March 2013, the U.S. Census Bureau reported that Texas’ four major metro areas – Austin, Houston, San Antonio and Dallas-Fort Worth – were among the top 15 in the nation for population growth from 2011 to 2012. Dallas-Fort Worth-Arlington led the nation in numerical population growth with a combined estimated population increase of 131,879. Houston-Sugarland-Baytown was second in the nation with a population increase of 125,185 from July 1, 2011 to July 1, 2012. Austin-Round Rock had an estimated population growth of 53,595 and San Antonio had an estimated population growth of 42,333 over the same period. The percentage increase in population for each of these major Texas cities ranged from 1.9% to 3.0%.

The national foreclosure tracking service, RealtyTrac, estimates that the Texas foreclosure rate continues to be significantly healthier than the national average. We do not expect the four major Texas housing markets will be materially adversely affected by foreclosures and anticipate that home foreclosures will continue to be mostly concentrated in the bubble market states of California, Florida, Arizona and Nevada. The mortgage analytic company, CoreLogic, reports that, through the fourth quarter of 2012, approximately 39.5% of all homes with negative equity were located in one of those four states compared to approximately just 2.8% of all the negative equity homes in the country that were located in the state of Texas. We believe that Texas’ housing sector is healthier, the cost of living and doing business is lower, and its economy is more dynamic and diverse than the national average.

In contrast to the conditions of many homebuilding markets in the country, new home sales were consistently greater than new home starts in Texas markets over the downturn, which indicates that homebuilders in Texas were focused on preserving a balance between new home demand and new home supply. We believe that homebuilders and developers in Texas remained disciplined on new home construction and project development. Inventories of finished new homes and total new housing (finished vacant, under construction and model homes) remain at generally healthy and balanced levels in all major Texas markets: Austin, Dallas-Fort Worth, Houston and San Antonio. Each major Texas market experienced a rise in the number of months of finished lot inventories as homebuilders began reducing the number of new home starts in 2008, causing each major Texas market to reach elevated levels. However, the number of finished lots available in each market has fallen significantly and the months’ supply has generally returned to balanced levels. Furthermore, finished lot shortages are beginning to emerge in many desirable submarkets in the major Texas markets. Over the first quarter, homebuilders in all four major Texas markets started more homes than they sold as they continued to address constriction in home inventory levels. We believe this trend will continue in 2013 and that these increased start levels will likely result in greater shortages of finished lots in these markets, particularly in the most desirable submarkets. The lack of commercial financing for development has constrained finished lot development over the past five years even as new home demand and sales continued. We believe that such demand and sales will increase and these finished lot shortages will become more pronounced in coming quarters. As of March 2013, Houston has an estimated inventory of finished lots of approximately 19.8 months and Austin has an estimated inventory of finished lots of approximately 21.3 months, both of which represent constrained levels. San Antonio has an estimated inventory of finished lots of approximately 25.4 months and Dallas-Fort Worth has an estimated inventory of finished lots of approximately 32.2 months. A 24-28 month supply is considered equilibrium for finished lot supplies.

We expect to see the months’ supply of lot inventory continue to decrease as the homebuilders increase their pace of home starts since the prior elevation in months’ supply of finished lot inventory in Texas markets was principally the result of the decrease in the pace of annual starts rather than an increase in the raw number of developed lots. Indeed, the raw number of finished lots available in each Texas market has been significantly reduced from their peaks. Since peaking in the first quarter of 2008, Houston’s finished lot supply is down 43.1% from 73,047 to 41,551 in the first quarter of 2013. San Antonio’s finished lot inventory fell 39.9% to 16,784 in the third quarter of 2012 from its peak at 27,937 in the second quarter of 2008. San Antonio’s finished lot inventory subsequently experienced increases in the fourth quarter of 2012 and the first quarter of 2013. Austin’s finished lot inventory peaked in the first quarter of 2009 at 27,176, and fell 41.7% to 15,854 in the fourth quarter of 2012 before experiencing an increase in the first quarter of 2013. The finished lot inventory for Dallas-Fort Worth peaked in the first quarter of 2008 at 91,787 lots and has fallen 44.6% to 50,874 lots in the first quarter of 2013. As detailed above, such inventory reduction continued in the first quarter of 2013 in two of these four markets as the number of finished lots dropped by nearly 800 in Dallas-Fort Worth and approximately 1,400 in Houston. Austin’s finished lot supply increased by approximately 560 lots in the first quarter of 2013 and San Antonio’s finished lot supply increased by just under 600 lots in the same time period. Even with the increase in finished lot inventory, both Austin and San Antonio’s month supplies based on their home start rates fell from the fourth quarter of 2012 to the first quarter of 2013 and remain within levels at or below equilibrium. Annual starts in each of the Austin, San Antonio, Houston and Dallas-Fort Worth markets are outpacing lot deliveries, and we expect to see increased finished lot sales in 2013 as homebuilders replenish their inventory.

Texas markets continue to be some of the strongest homebuilding markets in the country. Though the pace of homebuilding in Texas fell between 2007 and 2011 as a result of the national economic downturn and reduced availability of construction financing, homebuilding began to increase in 2012 and in early 2013. Still, the availability of construction and development financing remains challenging for private homebuilders and developers to obtain. According to the Federal Deposit Insurance Corporation, construction and development loans held by Texas banks declined year over year by approximately 2.5% from approximately $16.0 billion as of December 2011 to approximately $15.6 billion as of December 2012 (the fourth quarter data remains the most recent as of this filing). While the previous decline in housing starts through the downturn caused the month supply of vacant lot inventory to become elevated from its previously balanced position, it also preserved a balance in housing inventory. Annual new home starts in Austin outpaced sales 9,232 versus 8,270, with annual new home sales rising year-over-year by approximately 18.3% from the first quarter of 2012 to the first quarter of 2013. Finished housing inventory stands at a relatively healthy level of 2.8 months, while total new housing inventory (finished vacant, under construction and model homes) fell to a supply of 7.2 months. The generally accepted equilibrium levels for finished housing inventory and total new housing inventory are a 2.0-to-2.5 month supply and a 6.0-to-6.5 month supply, respectively. While the present month supply in Austin would typically indicate an elevated inventory level, we believe that this increase in supply coupled with the incidence of new home starts exceeding new home sales indicates that homebuilders in this market anticipate greater demand for homes in coming months. As a result, we believe this increase in supply reflects an expanding sales pipeline rather than an imbalance of supply. Annual new home starts in San Antonio outpaced sales 8,478 versus 7,800, with annual new home sales increasing year-over-year by approximately 11.9%. Finished housing inventory rose slightly to a healthy 2.3 month supply. Total new housing inventory remains at a 6.7 month supply. Houston’s annual new home starts outpaced sales 25,147 versus 22,840, with annual new home sales increasing year-over-year by approximately 17.0%. Finished housing inventory stands at a slightly short 1.9 month supply while total new housing inventory remains at a healthy 6.5 month supply. Annual new home starts in Dallas-Fort Worth outpaced sales 18,950 versus 17,060, with annual new home sales increasing year-over-year by approximately 15.7%. Finished housing inventory rose to a healthy 2.2 month supply, while total new housing inventory fell to a slightly elevated 7.1 month supply, a level which again indicates to us that homebuilders anticipate a strengthening housing market and growing demand for new homes. All numbers are as released by Metrostudy, a leading provider of primary and secondary market information.

According to the Real Estate Center at Texas A&M University, existing housing inventory levels are constrained. As of March 2013, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock and San Antonio was 2.6 months, 3.5 months, 2.8 months, 3.7 months, 3.8 months and 5.4 months, respectively. Like new home inventory, a 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through March 2013, the number of existing homes sold to date in (a) Austin was 5,779, up 23% year-over-year; (b) San Antonio was 4,585, up 13% year-over-year; (c) Houston was 15,519 up 20% year-over-year; (d) Dallas was 11,664, up 20% year-over-year; (e) Fort Worth was 2,214, up 17% year-over-year; and (f) Lubbock was 833, up 35% year-over-year.

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

Our general partner is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that it reasonably anticipates to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K. The disruption of mortgage markets, in combination with a significant amount of negative national press discussing constriction in mortgage markets and the decline of the national housing industry over the last five years, including declining home prices, have made potential new home purchasers and real estate lenders very cautious. The economic downturn, the failure of highly respected financial institutions, significant volatility in equity markets around the world, unprecedented administrative and legislative actions in the United States, and actions taken by central banks around the globe to stabilize the economy have further caused many prospective home purchasers to postpone their purchases. In summary, we believe there is a general lack of urgency to purchase homes in these times of economic uncertainty. We believe that this has slowed the sales of new homes and finished lots developed in certain markets; however, we do not anticipate the prices of those lots changing materially. We also expect that the decrease in the availability of replacement financing may increase the number of defaults on real estate loans made by us or extend the time period anticipated for the repayment of our loans. Our future results could be negatively impacted by prolonged weakness in the economy, high levels of unemployment, a significant increase in mortgage interest rates or further tightening of mortgage lending standards.

Off-Balance Sheet Arrangements

From time to time, we enter into guarantees of debtor’s or affiliates’ borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and affiliates and investments in partnerships (collectively referred to as “guarantees”), and account for such guarantees in accordance with FASB ASC 460-10, Guarantees. Guarantees generally have fixed expiration dates or other termination clauses and may require payment of a fee by the debtor. A guarantee involves, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the guarantee.

In August 2009, we entered into the TCB Guaranty for the benefit of UMT Home Finance, or its permitted successors and assigns, by which we guaranteed the repayment of up to $5.0 million owed to Texas Capital Bank with respect to that certain promissory note between UMT Home Finance and Texas Capital Bank. UMT Home Finance is a wholly owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the TCB Guaranty, we entered into a letter agreement with UMT Home Finance, which provides for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the TCB Guaranty (i.e., $50,000 per annum) through August 2012. Effective August 28, 2012, the agreement was modified and UMT Home Finance agreed to pay us a monthly fee equal to one-twelfth of 1% of the outstanding principal balance of the Texas Capital loan. In conjunction with this agreement, approximately $10,000 is included in mortgage and transaction service revenues – related parties income for the three months ended March 31, 2013. No amount is included in mortgage and transaction service revenues – related parties income for the three months ended March 31, 2012. Approximately $4,000 and $3,000 related to these fees is included in accounts receivable – related parties as of March 31, 2013 and December 31, 2012, respectively.

In April 2010, we entered into the UDF IV HF Guaranty for the benefit of CTB pursuant to which we guaranteed the repayment of up to $6.0 million owed to CTB with respect to a revolving line-of-credit loan between UDF IV Home Finance and CTB. UDF IV Home Finance is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UDF IV HF Guaranty, we entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum), to be paid in 12 equal monthly installments. In conjunction with this agreement, approximately $15,000 is included in mortgage and transaction service revenues – related parties income for each of the three months ended March 31, 2013 and 2012.

In April 2010, we entered into the UMT 15th Street Guaranty for the benefit of CTB pursuant to which we guaranteed the repayment of up to $1.6 million owed to CTB with respect to a loan between UMT 15th Street and CTB. UMT 15th Street is a wholly owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT 15th Street Guaranty, we entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of each month. This fee of approximately $2,000 and $3,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three months ended March 31, 2013 and 2012. Approximately $700 and $1,000 related to these fees is included in accounts receivable – related parties as of March 31, 2013 and December 31, 2012, respectively.

In June 2010, UDF I obtained the $15.0 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of our existing and future assets. Our general partner serves as the asset manager of UDF I. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. Effective June 21, 2012, the agreement was modified and UDF I agreed to pay us a monthly fee equal to one-twelfth of 1% of the outstanding principal balance of the UDF I – Brockhoeft Loan. UDF I paid off the UDF I – Brockhoeft Loan in December 2012, thus extinguishing the guaranty. This fee of approximately $108,000 is included in mortgage and transaction service revenues – related parties income for the three months ended March 31, 2012. No amount is included in mortgage and transaction service revenues – related parties income for the three months ended March 31, 2013. Approximately $273,000 related to these fees is included in accounts receivable – related parties as of March 31, 2013 and December 31, 2012.

In August 2010, we entered into the UDF IV Acquisitions Guaranty for the benefit of CTB pursuant to which we guaranteed the repayment of up to $8.0 million owed to CTB with respect to a revolving line-of-credit loan between UDF IV Acquisitions and CTB. Effective April 11, 2013, UDF IV Acquisitions entered into the First Amended and Restated Loan Agreement with CTB, pursuant to which CTB increased its commitment under the revolving line-of-credit loan from $8.0 million to $15.0 million. See Note M to the accompanying financial statements for further discussion. UDF IV Acquisitions is a wholly owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UDF IV Acquisitions Guaranty, we entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line-of-credit at the end of each month. This fee of approximately $20,000 and $14,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three months ended March 31, 2013 and 2012. Approximately $7,000 related to these fees is included in accounts receivable – related parties as of March 31, 2013 and December 31, 2012.

In December 2010, we entered into the UDF IV Finance II Guaranty for the benefit of F&M pursuant to which we guaranteed the repayment of up to $10.0 million owed to F&M with respect to a loan between UDF IV Finance II and F&M. UDF IV Finance II is a wholly owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UDF IV Finance II Guaranty, we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of each month. This fee of approximately $14,000 and $15,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three months ended March 31, 2013 and 2012. Approximately $5,000 related to these fees is included in accounts receivable – related parties as of March 31, 2013 and December 31, 2012.

In May 2011, we entered into the UMT HF III Guaranty for the benefit of Veritex pursuant to which we guaranteed the repayment of up to $4.3 million owed to Veritex with respect to a loan between UMT HF III and Veritex. UMT HF III is a wholly owned subsidiary of UMT. An affiliate of the Partnership’s general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT HF III Guaranty, we entered into a letter agreement with UMT HF III which provides for UMT HF III to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. This fee of approximately $7,000 and $5,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three months ended March 31, 2013 and 2012. Approximately $2,000 and $3,000 related to these fees is included in accounts receivable – related parties as of March 31, 2013 and December 31, 2012, respectively.

In August 2011, we entered into the UMT HF II Guaranty for the benefit of FFB pursuant to which we guaranteed the repayment of up to $250,000 owed to FFB with respect to a loan between UMT HF II and FFB. UMT HF II is a wholly owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT HF II Guaranty, we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. The FFB loan was repaid in full by UMT HF II in May 2012 and thus the UMT HF II Guaranty was extinguished. This fee of approximately $300 is included in mortgage and transaction service revenues – related parties income for the three months ended March 31, 2012. No amount is included in mortgage and transaction service revenues – related parties income for the three months ended March 31, 2013.

In October 2011, we entered into the UMT HF II Green Bank Guaranty for the benefit of Green Bank pursuant to which we guaranteed the repayment of up to $5.0 million owed to Green Bank with respect to a loan between UMT HF II and Green Bank. UMT HF II is a wholly owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT HF II Green Bank Guaranty, we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. This fee of approximately $700 and $300, respectively, is included in mortgage and transaction service revenues – related parties income for the three months ended March 31, 2013 and 2012. Approximately $300 and $200 related to these fees is included in accounts receivable – related parties as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, we had 11 outstanding guarantees, including: (1) 10 limited repayment guarantees with total credit risk to us of approximately $50.6 million, of which approximately $37.7 million has been borrowed against by the debtor and (2) 1 letter of credit issued on behalf of a borrower with total credit risk to us of approximately $18,000, of which no amount had been borrowed against by the debtor.

As of December 31, 2012, we had 11 outstanding guarantees, including: (1) 10 limited repayment guarantees with total credit risk to us of approximately $50.6 million, of which approximately $37.6 million has been borrowed against by the debtor and (2) 1 letter of credit issued on behalf of a borrower with total credit risk to us of approximately $18,000, of which no amount had been borrowed against by the debtor.

To date, we have not incurred losses from guarantees entered into, and the debt that is guaranteed is also collateralized by real estate. The value of such real estate may or may not be sufficient to settle such obligations if liquidated.

Contractual Obligations

As of March 31, 2013, we had originated 60 loans, including 33 loans that have been repaid in full by the respective borrower, totaling approximately $577.7 million. We had approximately $35.8 million of commitments to be funded, including approximately $14.1 million of commitments for mortgage notes receivable – related parties and $7.3 million for participation interest – related party. For the three months ended March 31, 2013, we did not originate or purchase any loans, sell any loan participations, or acquire any additional participation interests.

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

In addition, we have entered into a credit facility as discussed in Notes E, I and K to the accompanying financial statements. The following table reflects approximate amounts due associated with this credit facility based on its maturity date as of March 31, 2013:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Line-of-credit	$5,000,000	$7,500,000	$-	$-	$12,500,000
Total	$5,000,000	$7,500,000	$-	$-	$12,500,000

The Partnership has no other outstanding debt or contingent payment obligations, other than approximately $50.6 million of certain loan guarantees or letters of credit discussed above in “Off-Balance Sheet Arrangements,” that we may be obligated to make to or for the benefit of third-party lenders.

Subsequent Events

For a discussion of subsequent events, see Note M, “Subsequent Events” to our accompanying financial statements.

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

As of March 31, 2013 and December 31, 2012, our mortgage notes receivable of approximately $227.9 million and $226.9 million, respectively, mortgage notes receivable – related parties of approximately $50.4 million and $49.0 million, respectively, and participation interest – related party of approximately $75.1 million and $75.2 million, respectively, were all at fixed interest rates, and thus, such assets are not subject to change in future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of our general partner, including its principal executive officer and principal financial officer, evaluated, as of March 31, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of March 31, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to, and none of our assets are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission, except as noted below.

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

As of March 31, 2013, we have not entered into any joint ventures. As of March 31, 2013, we have co-invested in 1 loan originated by an affiliate, UMT, with an outstanding balance of approximately $74.7 million. In addition, as of March 31, 2013, an affiliate, UDF IV, has participated in 6 loans we have originated for approximately $15.1 million, and another affiliate, UDF LOF, has participated in 3 loans we have originated for approximately $12.9 million.

Investments in land development loans present additional risks compared to loans secured by operating properties.

We may invest up to 25% of the gross offering proceeds in loans to purchase unimproved land, and as of March 31, 2013, we have invested 1% of the gross offering proceeds in such loans. For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics: (a) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

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

We expect that we will be the junior lender with respect to many of our loans. We may invest in (a) second mortgage loans (some of which are also secured by pledges), which investments represent 5% of the gross offering proceeds as of March 31, 2013; (b) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 52% of the gross offering proceeds as of March 31, 2013; (c) mezzanine loans (which are secured by pledges), which investments represent 28% of the gross offering proceeds as of March 31, 2013; and (d) wraparound mortgage loans, which investments represent 0% of the gross offering proceeds as of March 31, 2013. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Substantially all of our loans will require balloon payments or reductions to principal tied to net cash, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any), and as of March 31, 2013, 100% of our loans have balloon payments or reductions to principal tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to a greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We have made and will continue to make and acquire interest-only loans or loans requiring reductions to accrued interest tied to net cash, and as of March 31, 2013, 100% of the loans we have made and acquired are interest-only loans or loans requiring reductions to accrued interest tied to net cash. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans, which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing mortgage loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrower’s monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less diversity and may increase risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 5% of the total amount raised in the Offering, or (b) $2.5 million to $12.5 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our investments in loans to or from any one borrower will not exceed an amount greater than 20% of the total capital contributions raised in the Offering, and as of March 31, 2013, our largest investment in a loan to or from any one borrower is equal to 16% of the total capital contributions raised in the offering. Our investments in loans to or from any one borrower are calculated based on the aggregate amount of capital contributions raised in the Offering actually used to make or invest in loans with such borrower.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of March 31, 2013, we have invested 45% of our offering proceeds in 12 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

If we were found to have violated applicable usury laws, we would be subject to penalties and other possible risks.

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as of March 31, 2013, the highest interest rate we have charged on an annualized basis is 18%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our limited partners.

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

On July 3, 2006, we accepted our initial public subscribers as limited partners. Since such time, we admitted new investors at least monthly until the Primary Offering was terminated on April 23, 2009. As of March 31, 2013, we had issued an aggregate of 18,951,794 units of limited partnership interest in the Primary Offering, the DRIP and the Secondary DRIP, consisting of 16,499,994 units that have been issued to our limited partners pursuant to the Primary Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 2,071,227 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $41.4 million, minus 335,687 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $6.7 million. Of the offering costs paid as of March 31, 2013, approximately $11.2 million was paid to our general partner or its affiliates for organizational and offering expenses, and approximately $28.4 million was paid to non-affiliates for commissions and dealer fees.

As of March 31, 2013, we had used the proceeds from the Primary Offering, the DRIP and the Secondary DRIP to originate 60 loans, including 33 loans that have been repaid in full by the respective borrower, totaling approximately $577.7 million. We have approximately $35.8 million of commitments to be funded, including approximately $14.1 million of commitments for mortgage notes receivable – related parties and $7.3 million for participation interest – related party. As of March 31, 2013, we have paid our general partner approximately $10.4 million for acquisition and origination fee expenses associated with the mortgage notes receivable.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2013, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Partnership and Affiliated Purchasers

For the three months ended March 31, 2013, we received valid redemption requests pursuant to our unit redemption program relating to approximately 25,000 units. We did not redeem any units during the three months ended March 31, 2013. For the year ended December 31, 2012, we received valid redemption requests pursuant to our unit redemption program relating to approximately 128,000 units, and we redeemed approximately 17,000 units as a result of the deaths of limited partners for $349,000 (an average repurchase price of approximately $20.00 per unit).

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

United Development Funding III, L.P.

	By:	UMTH Land Development, L.P.
Its General Partner

Dated: May 14, 2013		By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer, and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.
(Principal Executive Officer)

Dated: May 14, 2013		By:	/s/ Cara D. Obert
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
65

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

