Form 10-Q
period 2013-06-30
United Development Funding III, LP
filed 2013-08-14
CIK 1335732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐ No ☒

As of August 6, 2013, the Registrant had 18,927,129 units of limited partnership interest outstanding.

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-Q
Quarter Ended June 30, 2013

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING III, L.P.

BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$870,674	$3,854,711
Restricted cash	1,542,693	1,534,773
Accrued interest receivable	9,780,594	3,723,410
Accrued interest receivable – related parties	516,305	2,673,830
Accounts receivable – related parties	288,399	299,000
Mortgage notes receivable, net	232,998,119	226,908,530
Mortgage notes receivable – related parties, net	47,127,198	49,021,242
Participation interest – related party, net	72,436,080	75,188,457
Other assets	46,630	124,919

Total assets	$365,606,692	$363,328,872

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$153,947	$118,540
Accrued liabilities	163,264	204,220
Accrued liabilities – related parties	1,872,559	2,054,894
Line-of-credit	11,250,000	13,750,000

Total liabilities	13,439,770	16,127,654

Commitments and contingencies

Partners’ Capital:
Limited partners’ capital: 22,500,000 units authorized; 18,886,356 units issued and outstanding at June 30, 2013 and 18,827,498 units issued and outstanding at December 31, 2012	351,745,953	347,201,109
General partner’s capital	420,969	109

Total partners’ capital	352,166,922	347,201,218

Total liabilities and partners’ capital	$365,606,692	$363,328,872

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Interest income	$9,193,320	$8,782,887	$18,173,868	$17,563,527
Interest income – related parties	4,192,426	4,019,670	8,398,497	8,052,258
Mortgage and transaction service revenues	227,984	166,251	334,279	251,929
Mortgage and transaction service revenues – related parties	74,286	165,667	155,278	378,579
Total revenues	13,688,016	13,134,475	27,061,922	26,246,293

Expenses:
Interest expense	309,589	373,972	647,603	747,945
Loan loss reserve expense	145,424	139,838	287,987	279,775
General and administrative	275,543	377,123	477,114	561,651
General and administrative – related parties	694,308	688,853	1,386,505	1,376,898
Total expenses	1,424,864	1,579,786	2,799,209	2,966,269

Net income	$12,263,152	$11,554,689	$24,262,713	$23,280,024

Earnings allocated to limited partners	$10,990,194	$10,355,272	$21,744,158	$20,863,476

Earnings per weighted average limited partnership units outstanding,basic and diluted	$0.58	$0.56	$1.15	$1.13

Weighted average limited partnership units outstanding	18,929,199	18,501,746	18,906,313	18,441,638

Distributions per weighted average limited partnership units outstanding	$0.49	$0.49	$0.97	$0.98

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Operating Activities
Net income	$24,262,713	$23,280,024
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	287,987	279,775
Amortization	39,265	90,015
Changes in operating assets and liabilities:
Accrued interest receivable	(6,057,184)	704,427
Accrued interest receivable – related parties	2,157,525	(6,245,784)
Accounts receivable – related parties	10,601	(163,434)
Other assets	39,024	(120,608)
Accounts payable	35,407	(60,215)
Accrued liabilities	(40,956)	(83,388)
Accrued liabilities – related parties	(182,335)	(324,819)
Net cash provided by operating activities	20,552,047	17,355,993

Investing Activities
Investments in mortgage notes receivable	(11,778,922)	(14,574,863)
Investments in mortgage notes receivable – related parties	(102,698)	(2,361,426)
Investments in participation interest – related party	(2,600,000)	-
Receipts from mortgage notes receivable	5,249,453	10,322,859
Receipts from mortgage notes receivable – related parties	2,148,634	4,554,834
Receipts from participation interest – related party	5,352,377	78,852
Restricted cash	(7,920)	(7,968)
Net cash used in investing activities	(1,739,076)	(1,987,712)

Financing Activities
Payments on line-of-credit	(2,500,000)	-
Limited partners contributions	390	-
Limited partner distributions	(18,376,858)	(17,987,981)
Limited partner distribution reinvestment	5,038,598	5,220,751
Limited partner redemptions	(3,861,443)	(249,000)
General partner distributions	(2,097,695)	(3,608,177)
Net cash used in financing activities	(21,797,008)	(16,624,407)

Net decrease in cash and cash equivalents	(2,984,037)	(1,256,126)
Cash and cash equivalents at beginning of period	3,854,711	2,734,378

Cash and cash equivalents at end of period	$870,674	$1,478,252

Supplemental Cash Flow Information:
Cash paid for interest	$663,699	$752,055

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

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on April 1, 2013 (the “Annual Report”). The accompanying interim unaudited financial statements should be read in conjunction with the financial statements filed in our Annual Report. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of June 30, 2013, operating results for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012. Operating results and cash flows for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Revenue Recognition

Interest income on mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis. Income recognition is suspended for loans at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of both June 30, 2013 and December 31, 2012, we were suspending income recognition on 2 mortgage notes receivable with an aggregate unpaid principal balance of approximately $2.2 million.

We generate mortgage and transaction service revenues and mortgage and transaction service revenues – related parties by originating and acquiring mortgage notes receivable and other loans. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables – Nonrefundable Fees and Other Costs, we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes. In addition, credit enhancement fee income is generated by fees charged to parties for credit enhancements provided to lenders by the Partnership on behalf of the parties. Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement. As of June 30, 2013, the Partnership was providing 9 credit enhancements to related parties (see Note K for further discussion).

The Partnership also expenses acquisition and origination fees (“Placement Fees”) paid to the general partner to provide for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with mortgage notes receivable or participation interest held by the Partnership on a straight-line basis. As of June 30, 2013 and December 31, 2012, approximately $2.2 million and $2.5 million, respectively, of such net deferred fees are included in mortgage notes receivable. Approximately $586,000 and $698,000 of net deferred fees are included in mortgage notes receivable – related parties as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, approximately $410,000 and $489,000, respectively, of deferred fees are included in participation interest – related party. See Note K, “Related Party Transactions” for further details.

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

The chart below summarizes the approximate aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of June 30, 2013 and December 31, 2012:

	As of June 30,		As of December 31,
	2013		2012
General Partner	$21,865,000	(1)	$19,767,000	(2)
Limited Partners	179,051,000	(3)	160,674,000	(4)
Retained Earnings Reserve	10,337,000		6,880,000
Retained Earnings Deficit	(10,059,000)		(11,211,000)

(1)	approximately $21.9 million paid in cash.

(2)	approximately $19.8 million paid in cash.

(3)	approximately $120.8 million paid in cash and approximately $58.3 million reinvested in 2,915,121 units of limited partnership interest under our DRIP and Secondary DRIP, each as defined in Note C below.

(4)	approximately $107.4 million paid in cash and approximately $53.3 million reinvested in 2,663,191 units of limited partnership interest under our DRIP and Secondary DRIP, each as defined in Note C below.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets, including the distributions to our general partner described above, and general and administrative – related parties expenses for the six months ended June 30, 2013 and 2012. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

	For the Six Months Ended June 30,
	2013	2012
Payments to General Partner and Related Parties	$3,089,000	$4,680,000
Total General and Administrative Expenses to General Partner and Related Parties	1,387,000	1,377,000

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

	June 30,	December 31,
	2013	2012
Mortgage notes receivable, net	$232,998,000	$226,909,000
Mortgage notes receivable - related parties, net	47,127,000	49,021,000
Participation interest - related party, net	72,436,000	75,188,000
Total	$352,561,000	$351,118,000

Our loans are classified as follows:

	June 30,	December 31,
	2013	2012
Real Estate:
Acquisition and land development	$366,313,000	$364,101,000
Allowance for loan losses	(16,932,000)	(16,644,000)
Unamortized commitment fees and placement fees	3,180,000	3,661,000
Total	$352,561,000	$351,118,000

As of June 30, 2013, we had originated or purchased 60 loans, including 33 loans that have been repaid in full by the respective borrower. For the six months ended June 30, 2013, we did not originate or purchase any loans, sold 1 loan participation, and did not acquire any additional participation interests. Of the 27 loans outstanding as of June 30, 2013, the scheduled maturity dates are as follows as of June 30, 2013:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$36,898,000	8	15%	$36,898,000	8	10%
2013 Q3-Q4	83,492,000	6	70%	105,089,000	2	43%	188,581,000	8	52%
2014	21,372,000	1	18%	99,672,000	8	40%	121,044,000	9	33%
2015	13,703,000	1	12%	6,087,000	1	2%	19,790,000	2	5%
Total	$118,567,000	8	100%	$247,746,000	19	100%	$366,313,000	27	100%

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

The following table represents the maturity dates of loans that were matured as of June 30, 2013 and had not been repaid or extended as of June 30, 2013:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
2009	$-	-	-	$15,888,000	6	43%	$15,888,000	6	43%
2010	-	-	-	21,010,000	2	57%	21,010,000	2	57%
Total	$-	-	-	$36,898,000	8	100%	$36,898,000	8	100%

Of these 8 loans, as of June 30, 2013, full collectability is considered probable for 6 loans with an aggregate unpaid principal balance of approximately $34.7 million and full collectability is considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.2 million.

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

Of these 9 loans, as of December 31, 2012, full collectability was considered probable for 7 loans with an aggregate unpaid principal balance of approximately $109.6 million and full collectability was considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.2 million. In March 2013, we amended one of the loans to a non-affiliated third party that had matured as of December 31, 2012 for which full collectability was considered probable as of December 31, 2012. The amendment increased the commitment amount from approximately $77.0 million to $84.5 million and extended the maturity date of the note to March 31, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

The following table describes the loans that were matured as of December 31, 2012, the activity with respect to such loans during the six months ended June 30, 2013, and the loans that matured during the six months ended June 30, 2013 and remained matured as of June 30, 2013:

Maturity Date	Amount	Loans	% of Total	Matured Loan Extensions During the Six Months Ended June 30, 2013 on Loans Matured as of December 31, 2012 (1)	Net Activity During the Six Months Ended June 30, 2013 on Loans Matured as of December 31, 2012 (2)	Loans Matured During the Six Months Ended June 30, 2013 (3)	Amount	Loans	% of Total
	Non-Related
	Matured as of December 31, 2012			2013 Activity (4)			Matured as of June 30, 2013
2009	$15,173,000	6	13%	$-	$715,000	$-	$15,888,000	6	43%
2010	19,577,000	2	18%	-	1,433,000	-	21,010,000	2	57%
2012	76,999,000	1	69%	(76,999,000)	-	-	-	-	-
Total	$111,749,000	9	100%	$(76,999,000)	$2,148,000	$-	$36,898,000	8	100%

(1)	Amounts represent aggregate unpaid principal balance as of December 31, 2012 of matured loans as of December 31, 2012 that were extended during the six months ended June 30, 2013.

(2)	For loans matured as of December 31, 2012, net loan activity represents all activity on the loans during the six months ended June 30, 2013, including accrued interest, payment of fees and expenses, charge-offs and/or repayments.

(3)	Amounts represent aggregate unpaid principal balance as of June 30, 2013 of loans that matured during the six months ended June 30, 2013 and remained matured as of June 30, 2013.

(4)	The table does not reflect activity for loans that matured or were due to mature during the six months ended June 30, 2013, but were extended prior to June 30, 2013.

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of both June 30, 2013 and December 31, 2012, we were suspending income recognition on 2 mortgage notes receivable with an aggregate unpaid principal balance of approximately $2.2 million.

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

As of June 30, 2013, we had 8 mortgage notes receivable with an aggregate unpaid principal balance of approximately $36.9 million that were considered impaired due to the loans remaining outstanding beyond the contractual term of the loan agreement. Of these 8 loans, full collectability is considered probable for 6 loans with an aggregate unpaid principal balance of approximately $34.7 million and full collectability is considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.2 million. As of December 31, 2012, we had 9 mortgage notes receivable with an aggregate unpaid principal balance of approximately $111.8 million. Of these loans, 8 loans, with an aggregate unpaid principal balance of approximately $34.8 million, were considered impaired due to the loans remaining outstanding beyond the contractual term of the loan agreement, and 1 loan, with an unpaid principal balance of approximately $77.0 million, was not considered impaired as the note was amended during March 2013 to extend the maturity date to March 31, 2014. Of these 9 loans, full collectability was considered probable for 7 loans with an aggregate unpaid principal balance of approximately $109.6 million and full collectability was considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.2 million. For the six months ended June 30, 2013 and the year ended December 31, 2012, the average outstanding aggregate unpaid principal balance for impaired loans was approximately $36.0 million and $36.2 million, respectively. For each of the three months ended June 30, 2013 and 2012, we recognized approximately $1.4 million of interest income related to impaired loans. For the six months ended June 30, 2013 and 2012, we recognized approximately $2.7 million and $2.9 million of interest income, respectively, related to impaired loans. For the three and six months ended June 30, 2013 and 2012, we did not recognize any cash basis interest income related to impaired loans. No specific allowance was allocated to impaired loans as of June 30, 2013 and December 31, 2012.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of June 30, 2013 and December 31, 2012, our loans were classified as follows:

	June 30, 2013	December 31, 2012
Level 1	$364,127,000	$361,923,000
Level 2	2,186,000	2,178,000
Level 3	-	-
Total	$366,313,000	$364,101,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party. We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses during the six months ended June 30, 2013 and the year ended December 31, 2012, which is offset against mortgage notes receivable:

	For the Six Months Ended June 30,	For the Year Ended December 31,
	2013	2012

Balance, beginning of year	$16,644,000	$11,075,000
Provision for loan losses	288,000	5,569,000
Charge-offs	-	-
Balance, end of period	$16,932,000	$16,644,000

We have adopted the provisions of ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of June 30, 2013 and December 31, 2012, we have no loan modifications that are classified as troubled debt restructurings.

E. Line-of-Credit

On September 21, 2009, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, the Partnership entered into a Loan and Security Agreement (the “Loan Agreement”) with Wesley J. Brockhoeft, an unaffiliated individual (the “Lender”), pursuant to which the Lender provided the Partnership with a revolving credit facility in the maximum principal amount of $15.0 million (the “Brockhoeft Credit Facility”). The interest rate on the Brockhoeft Credit Facility is equal to 10% per annum. Accrued interest on the outstanding principal amount of the Brockhoeft Credit Facility is payable monthly. The Brockhoeft Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets. In consideration of the Lender originating the Brockhoeft Credit Facility, the Partnership paid the Lender an origination fee in the amount of $300,000. On June 21, 2010, the Partnership entered into the First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”), pursuant to which the maturity date on the Brockhoeft Credit Facility was extended from September 20, 2010 to June 21, 2012 and the Partnership’s existing and future assets were permitted to secure our guaranty of a $15.0 million loan (the “UDF I – Brockhoeft Loan”) from the Lender, as agent for a group of lenders, to UDF I. In consideration for amending the Brockhoeft Credit Facility, the Partnership paid the Lender an amendment fee in the amount of $150,000, which was amortized over the life of the Amended Loan Agreement. In connection with the guaranty, we received from UDF I a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. The Amended Loan Agreement also provided for cross-default of the Brockhoeft Credit Facility with the UDF I – Brockhoeft Loan. On June 21, 2012, the Partnership entered into the Second Amendment to Loan and Security Agreement (the “Second Amended Loan Agreement”), pursuant to which the maturity date on the Brockhoeft Credit Facility was extended from June 21, 2012 to June 21, 2014. Our guaranty of the UDF I – Brockhoeft Loan was also modified effective June 21, 2012, such that UDF I agreed to pay us a monthly fee equal to one-twelfth of 1% of the outstanding principal balance of the UDF I – Brockhoeft Loan. In consideration for entering into the Second Amended Loan Agreement, the Partnership paid the Lender an additional amendment fee in the amount of $150,000, which is being amortized over the life of the Second Amended Loan Agreement. UDF I paid off the UDF I – Brockhoeft Loan in December 2012, thus extinguishing the Partnership’s guaranty of the UDF I – Brockhoeft Loan and extinguishing the cross-default of the Brockhoeft Credit Facility with the UDF I – Brockhoeft Loan. We believe that the interest rate and terms of the Brockhoeft Credit Facility, the Amended Loan Agreement and the Second Amended Loan Agreement were consistent with those offered by financial institutions.

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

Effective as of June 21, 2012, the Partnership may not borrow any additional advances under the Second Amended Loan Agreement. The Partnership is required to repay the principal amount of the loan in equal installments of $1,250,000 on the 21st day of each March, June, September and December beginning on September 21, 2012. The Partnership obtained a waiver from the Lender of the December 2012 principal payment and resumed making the quarterly principal payments in accordance with the terms of the Second Amended Loan Agreement in March 2013. On June 21, 2014, the Partnership is required to pay the aggregate unpaid principal amount of all advances outstanding, all accrued but unpaid interest thereon, all fees and expenses owing to the lender and all other non-contingent obligations.

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

The Partnership intends to utilize the Brockhoeft Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allows the Partnership to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Partnership intends to use the Brockhoeft Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments. Proceeds from the operations of the Partnership will be used to repay the Brockhoeft Credit Facility. As of June 30, 2013 and December 31, 2012, approximately $11.3 million and $13.8 million in principal was outstanding under the Brockhoeft Credit Facility, respectively. Interest expense associated with the Brockhoeft Credit Facility was approximately $310,000 and $374,000, respectively, for the three months ended June 30, 2013 and 2012, and approximately $648,000 and $748,000, respectively, for the six months ended June 30, 2013 and 2012.

F. Partners’ Capital

As of June 30, 2013, we had issued an aggregate of 18,886,356 units of limited partnership interest in the Primary Offering, DRIP and Secondary DRIP, consisting of 16,499,994 units issued to our limited partners pursuant to the Primary Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to our limited partners pursuant to our DRIP in exchange for gross proceeds of approximately $14.3 million, and 2,198,861 units of limited partnership interest issued to our limited partners pursuant to our Secondary DRIP in exchange for gross proceeds of approximately $44.0 million, less 528,759 units of limited partnership interest that we had repurchased pursuant to our unit redemption program for approximately $10.6 million.

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

For the six months ended June 30, 2013, we have made the following distributions to our limited partners:

Period Ended	Date Paid	Distribution Amount
December 31, 2012	January 24, 2013	$3,113,109
January 31, 2013	February 22, 2013	3,120,065
February 28, 2013	March 22, 2013	2,824,183
March 31, 2013	April 24, 2013	3,134,189
April 30, 2013	May 24, 2013	3,038,860
May 31, 2013	June 24, 2013	3,146,452
		$18,376,858

For the six months ended June 30, 2013, we paid distributions to our limited partners of $18,376,858 ($13,338,260 in cash and $5,038,598 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $20,552,047. For the six months ended June 30, 2012, we paid distributions to our limited partners of $17,987,981 ($12,767,230 in cash and $5,220,751 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $17,355,993. For the period from our inception through June 30, 2013, we paid distributions to our limited partners of approximately $179.1 million (approximately $120.8 million in cash and approximately $58.3 million in limited partnership units pursuant to our DRIP and Secondary DRIP), as compared to cumulative cash flows from operations of approximately $220.3 million and cumulative net income of approximately $214.7 million.

The distributions to our limited partners paid during the six months ended June 30, 2013 and 2012, along with the amount of distributions reinvested pursuant to our Secondary DRIP and the sources of our distributions were as follows:

	Six Months Ended June 30,
	2013		2012
Distributions paid in cash	$13,338,260		$12,767,230
Distributions reinvested	5,038,598		5,220,751
Total distributions	$18,376,858		$17,987,981
Source of distributions:
Cash flows from operations	$20,552,047	100%	$17,355,993	96%
Cash flows from operating reserves	-	-	631,988	4%
Total sources	$20,552,047	100%	$17,987,981	100%

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

H. Unit Redemption Program

Limited partners who have held their units for at least one year may request that the Partnership repurchase their units. A limited partner wishing to have units repurchased must mail or deliver in writing a request to the Partnership indicating such desire. However, effective June 30, 2009, in order to conserve cash and in response to increasing requests for redemptions, we limited our redemptions primarily to those requested as a result of death, disability and exigent circumstances, to the extent our general partner determines there are sufficient funds to redeem units. As stated below, our general partner will determine from time to time whether the Partnership has sufficient excess cash from operations to repurchase units, and there is no guarantee that the Partnership will repurchase any additional units in the future. No units were redeemed from May 2010 through March 2012. In April and July 2012, our general partner determined that the Partnership had sufficient excess cash from operations to repurchase some units as a result of the deaths of limited partners. No units were redeemed from August 2012 through April 2013. In May 2013, our general partner determined that the Partnership had sufficient excess cash from operations to repurchase all outstanding units under repurchase requests resulting from the deaths of limited partners received by the Partnership through the end of April 2013. In addition, the Partnership began repurchasing units for redemption requests resulting from involuntary exigent circumstances effective May 16, 2013, as described below.

As a result of the requirement to determine an estimated value of our units, the method for determining the purchase price for current and future redeemed units was revised as of October 15, 2010. Except as described below for redemptions upon the death of a limited partner and for redemptions because of involuntary exigent circumstances after May 16, 2013, the purchase price for the redeemed units, for the period beginning after a limited partner has held the units for a period of one year, was (i) 92% of the Estimated Unit Value (as defined below) for any units held less than two years, (ii) 94% of the Estimated Unit Value for any units held for at least two years but less than three years, (iii) 96% of the Estimated Unit Value for any units held at least three years but less than four years, (iv) 98% of the Estimated Unit Value for any units held at least four years but less than five years; and (v) 100% of the Estimated Unit Value for any units held at least five years. The price the Partnership paid for redeemed units was offset by any net proceeds from capital transactions previously distributed to the redeeming limited partner in respect of such units as a return of his or her capital contributions.  In addition, the purchase price for units redeemed upon the death of a limited partner was 100% of the Estimated Unit Value, with the aggregate annual number of units redeemed upon death of a limited partner not to exceed 1% of units outstanding in the preceding 12-month period. The price the Partnership paid for units redeemed upon the death of a limited partner was offset by any net proceeds from capital transactions previously distributed to the deceased limited partner, or his or her estate, in respect of such units as a return of capital contributions. For purposes of establishing the redemption price per unit, “Estimated Unit Value” shall mean the most recently disclosed reasonable estimated value of the Partnership’s units of limited partnership interest as determined by our general partner. On March 6, 2012, our general partner determined the most recent Estimated Unit Value to be $20.00 per unit, which will be used as the Estimated Unit Value until such time as our general partner provides a new estimated value of the Partnership’s units of limited partnership interest.

Effective May 16, 2013, the Partnership announced the following changes to the unit redemption program:

•	To the extent that the Partnership’s general partner determines that there are sufficient funds to redeem units, the Partnership will only redeem units upon the death, or other involuntary exigent circumstances, of a limited partner, subject to certain restrictions and limitations, and

•	A limited partner or their estate, heir or beneficiary must present all of its units then-owned for redemption – no partial redemptions of a limited partner’s holdings will be permitted

The purchase price for the units redeemed because of involuntary exigent circumstances, for the period beginning after a limited partner has held the units for a period of one year, will be (1) 92% of the purchase price actually paid for any units held less than two years, (2) 94% of the purchase price actually paid for any units held for at least two years but less than three years, (3) 96% of the purchase price actually paid for any units held at least three years but less than four years, (4) 98% of the purchase price actually paid for any units held at least four years but less than five years and (5) the lesser of the purchase price actually paid for any units held at least five years or the Estimated Unit Value. The purchase price for units redeemed upon the death of a limited partner will be the lesser of (1) the price the limited partner actually paid for the units or (2) the Estimated Unit Value. The purchase price for any redeemed units will be offset by any net proceeds from capital transactions previously distributed to the limited partner, or his or her estate, in respect of such units as a return of capital contributions. Once a limited partner’s outstanding units have been redeemed, the investor is no longer considered a limited partner.

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

As stated above, effective May 16, 2013, the unit redemption program is limited only to the death or other involuntary exigent circumstances of a limited partner. Therefore, limited partners wishing to redeem their units after such date may do so only pursuant to Sections 9.6 and 11.3(f) of the Partnership Agreement. Under such sections of the Partnership Agreement, any limited partner (an “Electing Partner”) may provide written notice to the Partnership of its election to receive its share of any net capital proceeds (the “Net Capital Proceeds Distribution Program”) received by the Partnership after May 15, 2013 that the Partnership decides to reinvest in additional loans. If the Partnership ultimately decides to not reinvest net capital proceeds received by the Partnership in additional loans, such net capital proceeds shall not be eligible to be paid to Electing Partners pursuant to the Net Capital Proceeds Distribution Program, but shall be distributed in accordance with the other distribution provisions in of the Partnership Agreement. The election to participate in the Net Capital Proceeds Distribution Program will automatically and immediately cause the withdrawal of all of the Electing Partner’s pending requests for redemption pursuant to the Partnership’s unit redemption program, and the Electing Partner shall not be eligible to make any further requests for redemption pursuant to the unit redemption program. No redemptions have been made under the Net Capital Proceeds Distribution Program as of June 30, 2013.

The Partnership complies with FASB ASC 480-10, Distinguishing Liabilities from Equity, which requires, among other things, that financial instruments that represent a mandatory obligation of the Partnership to repurchase limited partnership units be classified as liabilities and reported at settlement value. We believe that limited partnership units tendered for redemption by the unit holder under the Partnership’s unit redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our general partner, and that limited partnership units tendered for redemption by the unit holder under the Net Capital Proceeds Distribution Program do not represent a mandatory obligation until our general partner determines, in its sole discretion, to reinvest net capital proceeds received by the Partnership after May 15, 2013 in additional loans. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of June 30, 2013, we did not have any approved redemption requests included in our liabilities.

The following table summarizes the redemption activity under the unit redemption program for the six months ended June 30, 2013 and the year ended December 31, 2012. The amounts presented are in total units:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Balance, beginning of period	716,000	719,000
Redemption requests received	96,000	128,000
Redemption requests cancelled	(530,000)	(114,000)
Units redeemed	(193,000)	(17,000)
Balance, end of period	89,000	716,000

The following table summarizes the redemption activity under the Net Capital Proceeds Distribution Program for the six months ended June 30, 2013 and the year ended December 31, 2012. The amounts presented are in total units:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Balance, beginning of period	-	-
Redemption requests received	341,000	-
Redemption requests cancelled	-	-
Units redeemed	-	-
Balance, end of period	341,000	-

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

In April 2010, the Partnership entered into a guaranty (the “UDF IV HF Guaranty”) for the benefit of Community Trust Bank of Texas (“CTB”), pursuant to which the Partnership guaranteed the repayment of up to $6.0 million owed to CTB with respect to a revolving line-of-credit loan between UDF IV Home Finance, L.P., a Delaware limited partnership (“UDF IV Home Finance”), and CTB. Effective July 31, 2013, UDF IV Home Finance entered into the First Amended and Restated Loan Agreement with CTB, pursuant to which CTB increased its commitment under the revolving line-of-credit loan from $6.0 million to $10.0 million. See Note M, “Subsequent Events” for further discussion.  UDF IV Home Finance is a wholly owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UDF IV HF Guaranty, the Partnership entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay the Partnership an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum).  The fee is to be paid in 12 equal monthly installments and is included in mortgage and transaction service revenues – related parties income (see Note K for further discussion).

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

In August 2010, the Partnership entered into a guaranty (the “UDF IV Acquisitions Guaranty”) for the benefit of CTB, pursuant to which the Partnership guaranteed the repayment of $8.0 million (subsequently increased to $15.0 million) owed to CTB with respect to a revolving line-of-credit loan between UDF IV Acquisitions, L.P., a Delaware limited partnership (“UDF IV Acquisitions”), and CTB. UDF IV Acquisitions is a wholly owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UDF IV Acquisitions Guaranty, the Partnership entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line-of-credit at the end of the month.  This fee is included in mortgage and transaction service revenues – related parties income (see Note K for further discussion).

In December 2010, the Partnership entered into a guaranty (the “UDF IV Finance II Guaranty”) for the benefit of The F&M Bank and Trust Company (“F&M”), pursuant to which the Partnership guaranteed the repayment of up to $5.0 million (subsequently increased to $10.0 million) owed to F&M with respect to a loan between UDF IV Finance II, L.P., a Delaware limited partnership (“UDF IV Finance II”), and F&M.  UDF IV Finance II is a wholly owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV.  In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.  In connection with the UDF IV Finance II Guaranty, the Partnership entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month.  This fee is included in mortgage and transaction service revenues – related parties income (see Note K for further discussion).

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

In June 2013, the Partnership entered into a guaranty (the “BHG Guaranty”) for the benefit of Affiliated Bank, pursuant to which the Partnership guaranteed the repayment of up to $3.0 million owed to Affiliated Bank with respect to a loan between Buffington Homebuilding Group, LTD, a Texas limited partnership (“BHG”), and Affiliated Bank. Our general partner has a minority limited partnership interest in BHG. In connection therewith, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership requested an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to the Partnership as a loan or credit enhancement to an unaffiliated borrower in similar circumstances In connection with the BHG Guaranty, the Partnership entered into a letter agreement with BHG which provides for BHG to pay the Partnership a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. The fee is included in mortgage and transaction service revenues – related parties income (see Note K for further discussion).

As of June 30, 2013, we had 12 outstanding guarantees, including: (1) 11 limited repayment guarantees with total credit risk to us of approximately $60.6 million, of which approximately $23.3 million had been borrowed against by the debtor and (2) 1 letter of credit issued on behalf of a borrower with total credit risk to us of approximately $18,000, of which no amount had been borrowed against by the debtor.

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

As of June 30, 2013, we had originated 60 loans, including 33 loans that have been repaid in full by the respective borrower, totaling approximately $582.5 million. We had approximately $37.0 million of commitments to be funded, including approximately $14.6 million of commitments for mortgage notes receivable – related parties and $10.0 million for participation interest – related party. For the six months ended June 30, 2013, we did not originate or purchase any loans, sold 1 loan participation, and did not acquire any additional participation interests.

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

J. General and Administrative Expenses

General and administrative expenses and general and administrative expenses – related parties of the Partnership are summarized in the following charts:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
General and administrative expenses	2013	2012	2013	2012

Investor relations	$140,000	$154,000	$255,000	$230,000
Professional fees	47,000	65,000	88,000	113,000
Other	89,000	158,000	134,000	219,000
Total general and administrative expenses	$276,000	$377,000	$477,000	$562,000

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
General and administrative expenses –related parties	2013	2012	2013	2012

Amortization of Placement Fees	$306,000	$306,000	$611,000	$611,000
Mortgage Servicing Fee	249,000	239,000	496,000	479,000
Amortization of debt financing fees	-	6,000	-	11,000
Operating Expense Reimbursement (1)	139,000	138,000	280,000	276,000
Total general and administrative expenses – related parties	$694,000	$689,000	$1,387,000	$1,377,000

(1)	As defined in Note K.

K. Related Party Transactions

As of June 30, 2013, we had approximately $47.1 million of mortgage notes receivables – related parties, consisting of 7 related party loans, and 1 participation interest – related party totaling approximately $72.4 million. Mortgage notes receivables – related parties and participation interest – related party represented approximately 33% of our total assets as of June 30, 2013. As of June 30, 2013, we had approximately $516,000 of accrued interest receivable – related parties, and we had paid our general partner approximately $10.5 million since inception for acquisition and origination fee expenses associated with the mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party. For the six months ended June 30, 2013, we recognized approximately $8.4 million and $155,000 for interest income – related parties and mortgage and transaction service revenues – related parties, respectively. We also recognized approximately $1.4 million of general and administrative expenses – related parties for the six months ended June 30, 2013. As of June 30, 2013, we had 8 outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $49.9 million, of which approximately $13.6 million had been borrowed against by the debtor.

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

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the six months ended June 30, 2013 and 2012. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Six Months Ended
		June 30,
Payee	Purpose	2013		2012
Land Development
	Placement Fees	$150,000	5%	$272,000	6%
	Promotional interest	1,775,000	57%	3,146,000	66%
	Carried interest	309,000	10%	462,000	10%
	Mortgage Servicing Fee	577,000	19%	799,000	17%
General Services
	Operating Expense Reimbursement	278,000	9%	1,000	1%
Total Payments		$3,089,000	100%	$4,680,000	100%

The chart below summarizes general and administrative – related parties expense for the three months ended June 30, 2013 and 2012. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Three Months Ended
	June 30,
General and administrative expense – related parties	2013		2012

Amortization of Placement Fees	$306,000	44%	$306,000	44%
Mortgage Servicing Fee	249,000	36%	239,000	35%
Amortization of debt financing fees	-	-	6,000	1%
Operating Expense Reimbursement	139,000	20%	138,000	20%
Total general and administrative expense – related parties	$694,000	100%	$689,000	100%

The chart below summarizes general and administrative – related parties expense for the six months ended June 30, 2013 and 2012. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Six Months Ended
	June 30,
General and administrative expense – related parties	2013		2012

Amortization of Placement Fees	$611,000	44%	$611,000	44%
Mortgage Servicing Fee	496,000	36%	479,000	35%
Amortization of debt financing fees	-	-	11,000	1%
Operating Expense Reimbursement	280,000	20%	276,000	20%
Total general and administrative expense – related parties	$1,387,000	100%	$1,377,000	100%

Mortgage Notes Receivable – Related Parties

UDF PM Note

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I (“UDF PM”), in the principal amount of approximately $6.4 million (the “UDF PM Note”), and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the UDF PM Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. Our general partner serves as the asset manager for UDF I. The UDF PM Note, which bears an interest rate of 15% per annum, is initially collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and, per the Second Amendment to Secured Promissory Note, matures on September 4, 2013. In determining whether to modify the UDF PM Note, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In connection with the UDF PM Note, UDF PM agreed to pay us commitment fees equal to 3% of each advance on the note, or $187,500. We did not recognize any commitment fee income in connection with the UDF PM Note for the three or six months ended June 30, 2013 or 2012. For the three months ended June 30, 2013 and 2012, we recognized approximately $9,000 and $109,000, respectively, of interest income – related parties related to the UDF PM Note. For the six months ended June 30, 2013 and 2012, we recognized approximately $19,000 and $263,000, respectively, of interest income – related parties related to the UDF PM Note. Approximately $247,000 and $280,000 is included in mortgage notes receivable – related parties as of June 30, 2013 and December 31, 2012, respectively. Approximately $14,000 and $5,000 is included in accrued interest receivable – related parties as of June 30, 2013 and December 31, 2012, respectively.

UDF X Note

In November 2007, we originated a secured promissory note to United Development Funding X, L.P., a Delaware limited partnership and wholly-owned subsidiary of our general partner (“UDF X”), in the principal amount of approximately $70.0 million (the “UDF X Note”), and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the UDF X Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. In August 2008, we amended the UDF X Note to reduce the commitment amount to $25.0 million. In November 2012, we amended the UDF X Note to increase the commitment amount to $26.0 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The UDF X Note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2014, as amended. In connection with the UDF X Note, UDF X agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $751,000. For the three and six months ended June 30, 2012, approximately $41,000 and $82,000 in commitment fee income is included in mortgage and transaction service revenues – related parties, respectively. We did not recognize any commitment fee income in connection with the UDF X Note for the three or six months ended June 30, 2013. For the three months ended June 30, 2013 and 2012, we recognized approximately $818,000 and $862,000, respectively, of interest income – related parties related to the UDF X Note. For the six months ended June 30, 2013 and 2012, we recognized approximately $1.6 million and $1.7 million, respectively, of interest income – related parties related to the UDF X Note. Approximately $21.4 million and $21.7 million is included in mortgage notes receivable – related parties as of June 30, 2013 and December 31, 2012, respectively. Approximately $359,000 and $27,000 is included in accrued interest receivable – related parties as of June 30, 2013 and December 31, 2012, respectively.

UDF NP Loan

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company which was a wholly-owned subsidiary of UDF I at the time of the note’s origination (“Northpointe LLC”), in the principal amount of approximately $6.0 million (the “UDF NP Loan”), and in connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. Our general partner serves as the asset manager for UDF I. In December 2008, Northpointe LLC was purchased by an unrelated third party, who thus assumed the UDF NP Loan. In May 2009, Northpointe LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by a special warranty deed to UDF Northpointe II, L.P. (“Northpointe II”), a subsidiary of UDF I. Concurrent with this assignment, Northpointe LLC entered into a contract for deed with Northpointe II whereby Northpointe LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to Northpointe LLC. The secured promissory note, which bears an interest rate of 12% per annum, is initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas and was payable on December 28, 2010. The maturity date was extended to December 28, 2013 pursuant to a modification agreement effective as of June 30, 2011 which also increased the UDF NP Loan to a maximum of $15.0 million, pursuant to a second secured promissory note in the principal amount of $9.0 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note. For the three months ended June 30, 2013 and 2012, we recognized approximately $378,000 and $366,000, respectively, of interest income – related parties related to this loan. For the six months ended June 30, 2013 and 2012, we recognized approximately $781,000 and $719,000, respectively, of interest income – related parties related to this loan. Approximately $11.2 million and $13.4 million is included in mortgage notes receivable – related parties associated with the UDF NP Loan as of June 30, 2013 and December 31, 2012, respectively. There was no balance in accrued interest receivable – related parties associated with this loan as of June 30, 2013 and December 31, 2012.

UDF LOF Note

In August 2008, we originated a secured revolving line-of-credit to UDF LOF in the principal amount of up to $25.0 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”). The general partner of UDF LOF is a wholly-owned subsidiary of our general partner, and our general partner serves as the asset manager for UDF LOF. The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a lien of all of UDF LOF’s existing and future acquired assets. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the UDF LOF Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. In August 2011, we amended the UDF LOF Note to reduce the commitment amount to $10.0 million and extend the maturity date from August 20, 2011 to August 20, 2013. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In January 2010, the balance of the UDF LOF Note was paid in full, although UDF LOF still has the ability to draw on the UDF LOF Note until it matures. In connection with this note, UDF LOF agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $587,000. We did not recognize any commitment fee income or interest income – related parties related to the UDF LOF Note for the three or six months ended June 30, 2013 or 2012. There was no balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the UDF LOF Note as of June 30, 2013 or December 31, 2012.

BTC Note

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2.0 million (the “BTC Note”). Our general partner had a minority partner interest in Buffington Classic. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the BTC Note is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic. Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”) merged into Buffington Texas Classic Homes, LLC (“BTC LLC”), which is ultimately owned and controlled by BHG. Our general partner has a minority limited partnership interest in BHG. As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, BTC LLC succeeded to all the rights, responsibilities and obligations of Buffington Classic under the BTC Note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. BTC LLC’s payment and performance of the BTC Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Fourth Amendment to Loan Agreement dated August 21, 2012, is payable on August 21, 2013. We did not recognize any interest income – related parties related to the BTC Note for the three or six months ended June 30, 2013 or 2012. There was no balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the BTC Note as of June 30, 2013 or December 31, 2012.

HTC Loan

Effective December 2008, we modified a secured promissory note evidencing a loan (the “HTC Loan”) in the principal amount of approximately $8.1 million to UDF I that we originated in December 2006 in the principal amount of approximately $6.9 million. Our general partner serves as the asset manager for UDF I. In connection with the origination of such promissory note, and as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating the HTC Loan is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. UDF I’s obligations under the HTC Loan are initially secured by a first lien deed of trust filed on 190 entitled single-family home lots located in Thornton, Colorado. The HTC Loan bears interest at a base rate equal to 12% per annum and interest payments are due monthly. Effective June 30, 2011, the HTC Loan was increased to a maximum of $12.8 million, pursuant to a second secured promissory note in the principal amount of $4.7 million. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note. The HTC Loan had an initial maturity date of December 31, 2011, but was extended to June 30, 2012 pursuant to a fourth amendment to secured promissory note effective as of June 30, 2011. Effective June 30, 2012, the principal amount available under the HTC Loan was increased to a maximum of $15.6 million and the maturity date was extended to June 30, 2015, pursuant to a fifth amendment to secured promissory note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. For the three months ended June 30, 2013 and 2012, we recognized approximately $401,000 and $394,000, respectively, of interest income – related parties related to the HTC Loan. For the six months ended June 30, 2013 and 2012, we recognized approximately $786,000 and $776,000, respectively, of interest income – related parties related to the HTC Loan. Approximately $13.7 million and $12.9 million is included in mortgage notes receivable – related parties as of June 30, 2013 and December 31, 2012, respectively, related to the HTC Loan. There was no balance in accrued interest receivable – related parties associated with the HTC Loan as of June 30, 2013 or December 31, 2012.

Ash Creek Note

In April 2011, we originated a promissory note to UDF Ash Creek, L.P. (the “Ash Creek Note”), a Delaware limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of $50,000, and in connection therewith as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the Ash Creek Note is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. Our general partner serves as the asset manager for UDF I. The Ash Creek Note, which bears interest at a base rate equal to 15% per annum, was originally payable on December 5, 2011. Effective December 5, 2011, we entered into an extension agreement with the borrower pursuant to which the maturity date of the Ash Creek Note was extended to December 21, 2012. In December 2012, we amended the Ash Creek Note to increase the commitment amount to $65,000 and extend the maturity date to December 21, 2013. The Ash Creek Note is secured by a second lien deed of trust. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. For each of the three months ended June 30, 2013 and 2012, we recognized approximately $2,000 of interest income – related parties related to the Ash Creek Note. For each of the six months ended June 30, 2013 and 2012, we recognized approximately $4,000 of interest income – related parties related to the Ash Creek Note. Approximately $67,000 and $58,000 is included in mortgage notes receivable – related parties as of June 30, 2013 and December 31, 2012, respectively, related to the Ash Creek Note. Approximately $2,000 and $6,000 is included in accrued interest receivable – related parties associated with the Ash Creek Note as of June 30, 2013 and December 31, 2012, respectively.

Participation Interest – Related Party

In September 2008, we entered into an Economic Interest Participation Agreement with UMT pursuant to which we purchased (i) an economic interest in the UMT Loan and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”).  Our general partner serves as the asset manager for UDF I. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the Economic Interest Participation Agreement is fair and at least as reasonable to us as a transaction with an unaffiliated party in similar circumstances. As of December 31, 2010, the UMT Loan was a $60.0 million revolving line-of-credit facility evidenced by a Third Amended and Restated Secured Line of Credit Promissory Note dated as of August 17, 2009, as extended to December 31, 2010 by an amendment effective December 31, 2009.  Effective December 31, 2010, the UMT Loan was subsequently increased to $75.0 million and the maturity date was extended to December 31, 2011, as evidenced by a Second Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2010. Effective December 31, 2011, the UMT Loan was amended and the maturity date was extended to December 31, 2012, as evidenced by a Third Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2011. Effective December 31, 2012, the UMT Loan was subsequently increased to $82.0 million and the maturity date was extended to December 31, 2013 as evidenced by a Fourth Amendment and Joinder Agreement to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2012 (as amended, the “UMT Note”). In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The UMT Loan is secured by a security interest in the assets of UDF I including UDF I’s land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF I in favor of UMT (the “Security Agreement”).

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

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and we will participate in the control and management of the UMT Loan. The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  The UMT Loan interest rate is the lower of 14% per annum or the highest rate allowed by law.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code of 1986, as amended, to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I. For the three months ended June 30, 2013 and 2012, we recognized approximately $2.6 million and $2.3 million, respectively, of interest income – related parties related to this Economic Interest Participation Agreement. For the six months ended June 30, 2013 and 2012, we recognized approximately $5.2 million and $4.6 million, respectively, of interest income – related parties related to this Economic Interest Participation Agreement. Approximately $138,000 and $2.6 million, respectively, is included in accrued interest receivable – related parties associated with this Economic Interest Participation Agreement as of June 30, 2013 and December 31, 2012.

The UMT Loan was subordinate to the UDF I – Brockhoeft Loan through December 2012. The UMT Loan is subordinate to a UDF I senior credit facility for $10.0 million entered into on March 5, 2013. As of June 30, 2013 and December 31, 2012, approximately $72.0 and $74.7 million related to the Economic Interest Participation Agreement is included in participation interest – related party, respectively.

Loan Participations Sold to Related Parties

From inception through June 30, 2013, we have entered into 10 loan participation agreements with related parties whereby a related party has purchased a participation interest in a mortgage investment that we have originated. As of June 30, 2013, 6 of these agreements remain outstanding.

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

BTC Note

In August 2008, we originated the $2.0 million BTC Note with Buffington Classic. Effective March 2010, we entered into a Participation Agreement (“BTC Participation Agreement”) with UDF IV, pursuant to which UDF IV purchased a participation interest in the BTC Note. Our general partner serves as the asset manager of UDF IV. We obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances. Pursuant to the BTC Participation Agreement, UDF IV will participate in the BTC Note by funding our lending obligations under the BTC Note. The BTC Participation Agreement gives UDF IV the right to receive repayment of all principal and accrued interest relating to amounts funded by them under the BTC Participation Agreement. UDF IV’s participation interest is repaid as Buffington Classic repays the BTC Note. For each loan originated, Buffington Classic is required to pay interest monthly and to repay the principal advanced no later than 12 months following the origination of the loan. The BTC Note, as amended, matures in August 2013. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

As of June 30, 2013 and December 31, 2012, we did not have an outstanding balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the BTC Note. We did not recognize any interest income associated with the BTC Note for the three or six months ended June 30, 2013 or 2012. As of June 30, 2013 and December 31, 2012, UDF IV had a participation interest associated with the BTC Participation Agreement of approximately $357,000 and $499,000, respectively. The UDF IV participation interest is not included on our balance sheet.

TR II Finished Lot Note

In August 2009, we originated a $3.4 million secured promissory note (the “TR II Finished Lot Note”) with CTMGT Travis Ranch II, LLC, an unaffiliated Texas limited liability company. The TR II Finished Lot Note was originally secured by a subordinate, second lien deed of trust recorded against finished residential lots in the Travis Ranch residential subdivision located in Kaufman County, Texas. The TR II Finished Lot Note is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower. The interest rate under the TR II Finished Lot Note is 15%. The borrower obtained a senior loan secured by a first lien deed of trust on the finished lots, which was paid in full in the first quarter of 2013. As a result, our deed of trust became a first lien. For so long as the senior loan was outstanding, proceeds from the sale of the residential lots securing the TR II Finished Lot Note were paid to the senior lender and were applied to reduce the outstanding balance of the senior loan. Following the payment of the senior lien in full, the proceeds from the sale of the residential lots securing the TR II Finished Lot Note are required to be used to repay the TR II Finished Lot Note. The TR II Finished Lot Note was due and payable in full on August 28, 2012. Pursuant to a loan modification agreement effective August 28, 2012, the maturity date on the TR II Finished Lot Note was extended to January 28, 2013. The TR II Finished Lot Note was increased to $3.8 million pursuant to a Borrower’s Certificate effective as of December 31, 2012. Pursuant to a second loan modification agreement effective January 28, 2013, the maturity date on the TR II Finished Lot Note was extended to January 28, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

As of June 30, 2013 and December 31, 2012, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the TR II Finished Lot Note. We did not recognize any interest income associated with the TR II Finished Lot Note for the three or six months ended June 30, 2013 or 2012. As of June 30, 2013 and December 31, 2012, UDF IV had a participation interest associated with the TR II Finished Lot Participation of approximately $3.6 million. The UDF IV participation interest is not included on our balance sheet.

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

As of June 30, 2013 and December 31, 2012, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the TR Paper Lot Note. We did not recognize any interest income associated with the TR Paper Lot Note for the three or six months ended June 30, 2013 or 2012. As of June 30, 2013 and December 31, 2012, UDF IV had a participation interest associated with the TR Paper Lot Participation of approximately $11.0 million and $10.6 million, respectively. The UDF IV participation interest is not included on our balance sheet.

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

As of June 30, 2013 and December 31, 2012, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the Luckey Ranch Note. We did not recognize any interest income associated with the Luckey Ranch Note for the three or six months ended June 30, 2013. For the three and six months ended June 30, 2012, we recognized approximately $17,000 and $31,000, respectively, of interest income associated with the Luckey Ranch Note. The UDF LOF participation interest is not included on our balance sheet.

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

As of June 30, 2013 and December 31, 2012, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the Buffington Brushy Creek Note. We did not recognize any interest income associated with the Buffington Brushy Creek Note for the three or six months ended June 30, 2013 or 2012. The UDF LOF participation interest is not included on our balance sheet.

CTMGT Note

In December 2007, we originated a $25.0 million secured promissory note (the “CTMGT Note”) with CTMGT, LLC, an unaffiliated Texas limited liability company and its subsidiaries, who are co-borrowers of the CTMGT Note. The CTMGT Note was subsequently increased to $50.0 million pursuant to an amendment entered into in July 2008, and to $64.5 million pursuant to an amendment entered into in November 2011. The CTMGT Note is a co-investment loan secured by multiple investments. These investments are cross-collateralized and are secured by collateral-sharing arrangements in second liens covering finished lots and entitled land, pledges of the ownership interests in the borrowing entities, and guaranties. The collateral-sharing arrangements with our affiliates and our borrowers allocate the proceeds of the co-investment collateral between us and our affiliates. Under these collateral-sharing arrangements for the CTMGT Note, we are entitled to receive 75% of collateral proceeds. In the event of a borrower’s bankruptcy, we are entitled to receive 100% of the collateral proceeds after payment of the senior lenders, ahead of payment to our affiliates. The CTMGT collateral is located in multiple counties in the greater Dallas-Fort Worth area and surrounding counties. The interest rate on the CTMGT Note is 16.25%. Pursuant to the amendment entered into in November 2011, the maturity date of the CTMGT Note was July 1, 2012. Pursuant to a second amendment entered into in July 2012, the maturity date of the CTMGT Note was extended to July 1, 2013. Effective July 1, 2013, we entered into a Third Extension and Modification Agreement with CTMGT, LLC, pursuant to which the maturity date of the CTMGT Note was further extended to July 1, 2014. See Note M, “Subsequent Events” for further discussion. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

As of June 30, 2013 and December 31, 2012, we had an outstanding balance in mortgage notes receivable of approximately $42.6 million and $42.1 million, respectively, associated with the CTMGT Note. As of June 30, 2013, we had an outstanding balance in accrued interest receivable of approximately $3.4 million associated with the CTMGT Note. As of December 31, 2012, we did not have an outstanding balance in accrued interest receivable associated with the CTMGT Note. For the three months ended June 30, 2013 and 2012, we recognized approximately $1.7 million and $1.6 million, respectively, of interest income associated with the CTMGT Note. For the six months ended June 30, 2013 and 2012, we recognized approximately $3.4 million and $3.3 million, respectively, of interest income associated with the CTMGT Note. As of June 30, 2013 and December 31, 2012, UDF LOF had a participation interest associated with the CTMGT Participation of approximately $12.5 million and $13.0 million, respectively. The UDF LOF participation interest is not included on our balance sheet.

Northpointe LLC Note

In December 2008, we originated a $4.2 million secured promissory note (the “Northpointe LLC Note”) with Northpointe LLC. The Northpointe LLC Note is initially collateralized by a first lien deed of trust on 303 finished lots in Texas and assignments of distributions from Northpointe LLC. The interest rate under the Northpointe LLC Note is 12%. Pursuant to the Second Loan Modification Agreement entered into in April 2012, the maturity date on the Northpointe LLC Note was December 4, 2012. Pursuant to a Third Loan Modification Agreement entered into in December 2012, the maturity date of the Northpointe LLC Note was extended to June 4, 2013. Pursuant to a Fourth Loan Modification Agreement entered into in June 2013, the maturity date of the Northpointe LLC Note was extended to June 4, 2014. In determining whether to modify the Northpointe LLC Note, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

As of June 30, 2013 and December 31, 2012, we had an outstanding balance in mortgage notes receivable of approximately $3,000 and $1.4 million, respectively, associated with the Northpointe LLC Note. As of June 30, 2013, we had an outstanding balance in accrued interest receivable of approximately $51,000 associated with the Northpointe LLC Note. As of December 31, 2012, we did not have an outstanding balance in accrued interest receivable associated with the Northpointe LLC Note. For the three months ended June 30, 2013 and 2012, we recognized approximately $13,000 and $83,000, respectively, of interest income associated with the Northpointe LLC Note. For the six months ended June 30, 2013 and 2012, we recognized approximately $51,000 and $181,000, respectively, of interest income associated with the Northpointe LLC Note. As of June 30, 2013 and December 31, 2012, UDF IV had a participation interest associated with the Northpointe LLC Participation of approximately $1.6 million and $212,000, respectively. The UDF IV participation interest is not included on our balance sheet.

UDF NP Note

In December 2007, we originated the $6.0 million UDF NP Loan with Northpointe LLC. In December 2008, Northpointe LLC was purchased by an unrelated third party which assumed the UDF NP Loan. In May 2009, Northpointe LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by special warranty deed to Northpointe II, a subsidiary of UDF I. Concurrent with this assignment, Northpointe LLC entered into a contract for deed with Northpointe II whereby Northpointe LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to Northpointe LLC. The secured promissory note, which bears an interest rate of 12% per annum, is initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas and was payable on December 28, 2010. The maturity date was extended to December 28, 2013 pursuant to a modification agreement effective as of June 30, 2011, which also increased the UDF NP Loan to a maximum of $15.0 million, pursuant to a second secured promissory note in the principal amount of $9.0 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note.

Effective May 2013, we entered into a loan participation agreement with UDF IV pursuant to which UDF IV purchased a participation interest (the “Northpointe II LP Participation”) in the UDF NP Loan. Our general partner serves as the asset manager of UDF IV. We obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the loan participation agreement is fair and at least as reasonable to us as a loan participation agreement with an unaffiliated borrower in similar circumstances. Pursuant to the Northpointe II LP Participation, UDF IV is entitled to receive repayment of its participation in the outstanding principal amount of the UDF NP Loan, plus its proportionate share of accrued interest thereon, over time as the borrower repays the UDF NP Loan.

As of June 30, 2013 and December 31, 2012, we had an outstanding balance in mortgage notes receivable of approximately $11.2 million and $13.4 million, respectively, associated with the UDF NP Loan. As of June 30, 2013 and December 31, 2012, we did not have an outstanding balance in accrued interest receivable associated with the UDF NP Loan. For the three months ended June 30, 2013 and 2012, we recognized approximately $378,000 and $366,000, respectively, of interest income associated with the UDF NP Loan. For the six months ended June 30, 2013 and 2012, we recognized approximately $781,000 and $719,000, respectively, of interest income associated with the UDF NP Loan. As of June 30, 2013 UDF IV had a participation interest associated with the Northpointe II LP Participation of approximately $3.3 million. The UDF IV participation interest is not included on our balance sheet.

Credit Enhancement Fees – Related Parties

In February 2009, we deposited $1.5 million into the Deposit Account with LegacyTexas for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending. UMTH Lending and our general partner are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both UMTH Lending and our general partner. We provided LegacyTexas a security interest in the Deposit Account as further collateral for the UMTH Lending Loan obtained by UMTH Lending from LegacyTexas. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In November 2010, UMTH Lending refinanced the UMTH Lending Loan with UTB. In conjunction with this refinance, we deposited $1.5 million into the UTB Deposit Account for the purpose of providing collateral to UTB for the benefit of UMTH Lending. The UTB Deposit Account replaced the Deposit Account previously established with LegacyTexas. We provided the UTB Deposit Account as further collateral for a loan obtained by UMTH Lending from UTB. In consideration for providing the UMTH Lending Deposit Accounts as collateral for the UMTH Lending Loans, UMTH Lending agreed to pay us a fee equal to 3% per annum of the amount outstanding in the UMTH Lending Deposit Accounts, paid in 12 monthly installments for each year that the UMTH Lending Deposit Accounts secure the UMTH Lending Loans. The UTB Deposit Account is included as restricted cash on our balance sheet. This fee of approximately $11,000 for each of the three months ended June 30, 2013 and 2012, and approximately $22,000 for each of the six months ended June 30, 2013 and 2012, is included in mortgage and transaction service revenues – related parties income. Approximately $4,000 and $8,000 related to these fees is included in accounts receivable – related parties as of June 30, 2013 and December 31, 2012, respectively. For further discussion on the UMTH Lending Loans and UMTH Lending Deposit Accounts, see Note I.

In August 2009, in consideration for entering into the TCB Guaranty (as discussed in Note I), we entered into a letter agreement with UMT Home Finance which provides for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the TCB Guaranty (i.e., $50,000 per annum) through August 2012. Effective August 28, 2012, the letter agreement was modified and UMT Home Finance agreed to pay us a monthly fee equal to one-twelfth of 1% of the outstanding principal balance of the Texas Capital loan. UMT Home Finance is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In conjunction with this agreement, approximately $11,000 and $21,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2013. No amount is included in mortgage and transaction service revenues – related parties income for the three or six months ended June 30, 2012. Approximately $4,000 and $3,000 related to these fees is included in accounts receivable – related parties as of June 30, 2013 and December 31, 2012, respectively.

In April 2010, in consideration of us entering into the UDF IV HF Guaranty (as discussed in Note I), we entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum). UDF IV Home Finance is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of our general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $16,000 and $31,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2013. Approximately $15,000 and $30,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2012.

In April 2010, in consideration of us entering into the UMT 15th Street Guaranty (as discussed in Note I), we entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan between UMT 15th Street and CTB at the end of the month. UMT 15th Street is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. The monthly enhancement fee of approximately $2,000 and $4,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2013. Approximately $3,000 and $6,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2012. Approximately $600 and $1,000 related to these fees is included in accounts receivable – related parties as of June 30, 2013 and December 31, 2012, respectively.

In June 2010, UDF I obtained the $15.0 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders (as discussed in Note I). As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which was secured by a lien on all of our existing and future assets. Our general partner serves as the asset manager for UDF I. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. Effective June 21, 2012, the agreement was modified and UDF I agreed to pay us a monthly fee equal to one-twelfth of 1% of the outstanding principal balance of the UDF I – Brockhoeft Loan. UDF I paid off the UDF I – Brockhoeft Loan in December 2012, thus extinguishing the guaranty. This fee of approximately $60,000 and $168,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2012. No amount is included in mortgage and transaction service revenues – related parties income for the three or six months ended June 30, 2013. Approximately $273,000 related to these fees is included in accounts receivable – related parties as of each of June 30, 2013 and December 31, 2012.

In August 2010, in consideration of us entering into the UDF IV Acquisitions Guaranty (as discussed in Note I), we entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line-of-credit between UDF IV Acquisitions and CTB at the end of the month. UDF IV Acquisitions is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of our general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $13,000 and $33,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2013. Approximately $14,000 and $28,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2012. Approximately $7,000 related to these fees is included in accounts receivable – related parties as of December 31, 2012. No amount related to these fees is included in accounts receivable – related parties as of June 30, 2013.

In December 2010, in consideration of us entering into the UDF IV Finance II Guaranty (as discussed in Note I), we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan between UDF IV Finance II and F&M at the end of the month. UDF IV Finance II is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of our general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from an independent advisor stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $14,000 and $28,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2013. Approximately $15,000 and $29,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2012. Approximately $4,000 and $5,000 related to these fees is included in accounts receivable – related parties as of June 30, 2013 and December 31, 2012, respectively.

In May 2011, in consideration of us entering into the UMT HF III Guaranty (as discussed in Note I), we entered into a letter agreement with UMT HF III which provides for UMT HF III to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan between UMT HF III and Veritex at the end of the month. UMT HF III is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $6,000 and $13,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2013. Approximately $7,000 and $12,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2012. Approximately $2,000 and $3,000 related to these fees is included in accounts receivable – related parties as of June 30, 2013 and December 31, 2012, respectively.

In August 2011, in consideration of us entering into the UMT HF II Guaranty (as discussed in Note I), we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan between UMT HF II and FFB at the end of the month. UMT HF II is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. The FFB loan was repaid in full by UMT HF II in May 2012 and thus the UMT HF II Guaranty was extinguished. This fee of approximately $200 and $500, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2012. No amount is included in mortgage and transaction service revenues – related parties income for the three or six months ended June 30, 2013.

In October 2011, in consideration of us entering into the UMT HF II Green Bank Guaranty (as discussed in Note I), we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan between UMT HF II and Green Bank at the end of the month. UMT HF II is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $800 and $1,500, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2013. Approximately $200 and $500, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2012. Approximately $300 and $200 related to these fees is included in accounts receivable – related parties as of June 30, 2013 and December 31, 2012, respectively.

In June 2013, in consideration of us entering into the BHG Guaranty (as discussed in Note I), we entered into a letter agreement with BHG which provides for BHG to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan between BHG and Affiliated Bank at the end of the month. Our general partner has a minority limited partnership interest in BHG. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we requested an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. This fee of approximately $1,000 is included in mortgage and transaction service revenues – related parties income for each of the three and six months ended June 30, 2013. No amount is included in mortgage and transaction service revenues – related parties income for the three or six months ended June 30, 2012. Approximately $600 related to these fees is included in accounts receivable – related parties as of June 30, 2013. No amount related to these fees is included in accounts receivable – related parties as of December 31, 2012.

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

At June 30, 2013, approximately 94% of the outstanding aggregate principal amount of mortgage notes originated by the Partnership are secured by properties located throughout Texas, approximately 4% are secured by properties located in Colorado and approximately 2% are secured by properties located in Arizona. All of the Partnership’s mortgage investments are in the United States. At December 31, 2012, approximately 95% of the outstanding aggregate principal amount of mortgage notes originated by the Partnership are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 2% are secured by properties located in Arizona. All of the Partnership’s mortgage investments are in the United States.

M. Subsequent Events

Effective July 1, 2013, the Partnership entered into a Third Extension and Modification Agreement with CTMGT, LLC, pursuant to which the maturity date of the CTMGT Note was extended to July 1, 2014. See Note K, “Related Party Transactions” for further discussion of the CTMGT Note.

Effective July 31, 2013, UDF IV Home Finance entered into the First Amended and Restated Loan Agreement with CTB, pursuant to which CTB increased its commitment under the revolving line-of-credit loan from $6.0 million to $10.0 million. In connection with this First Amended and Restated Loan Agreement with CTB, the Partnership revised the UDF IV HF Guaranty to reflect the increase in its guaranty to $10.0 million. See Note I, “Commitments and Contingencies” and Note K, “Related Party Transactions” for further discussion of the UDF IV HF Guaranty on the CTB revolving line-of-credit.

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

Our loan portfolio, consisting of mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party grew from approximately $351 million as of December 31, 2012 to approximately $353 million as of June 30, 2013. With the increase in our loan portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also increased. Our expenses related to the portfolio also increased, including the loan loss expense, which was approximately $145,000 and $288,000 for the three and six months ended June 30, 2013, respectively, and approximately $140,000 and $280,000 for the three and six months ended June 30, 2012, respectively. The increase in loan loss reserve expense primarily related to increased reserves associated with growth in our loan portfolio as well as additional reserves recorded due to general market conditions.

In September 2009, we entered into a $15.0 million revolving credit facility, of which $11.3 million and $13.8 million was included as line-of-credit as of June 30, 2013 and December 31, 2012, respectively. Our intent is to utilize the revolving credit facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves. As a result of this revolving credit facility and our desire to avoid the need for large idle cash reserves, our cash balances were approximately $871,000 and $3.9 million as of June 30, 2013 and December 31, 2012, respectively. Our interest expense associated with the revolving credit facility was approximately $310,000 and $648,000 for the three and six months ended June 30, 2013, respectively, and approximately $374,000 and $748,000 for the three and six months ended June 30, 2012, respectively.

Net income was approximately $12.3 million and $24.3 million for the three and six months ended June 30, 2013, respectively, and $11.6 million and $23.3 million for the three and six months ended June 30, 2012, respectively, and earnings per limited partnership unit, basic and diluted were $0.58 and $1.15 for the three and six months ended June 30, 2013, respectively, and $0.56 and $1.13 for the three and six months ended June 30, 2012, respectively. Our earnings per limited partnership unit, basic and diluted, are calculated based on earnings allocated to the limited partners divided by the weighted average limited partnership units outstanding. Such earnings per limited partnership unit, basic and diluted, have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

As of June 30, 2013, we had originated or acquired 60 loans, including 33 loans that have been repaid in full by the respective borrower, totaling approximately $582.5 million. Of the 27 loans outstanding as of June 30, 2013, 7 of the loans totaling approximately $50.2 million and 1 loan totaling approximately $72.0 million are included in mortgage notes receivable – related parties and participation interest – related party, respectively, on our balance sheet.

Approximately 94% of the outstanding aggregate principal amount of mortgage notes originated by us as of June 30, 2013 are secured by properties located throughout Texas, approximately 4% are secured by properties located in Colorado and approximately 2% are secured by properties located in Arizona. Approximately 57% of the outstanding aggregate principal amount of mortgage notes originated by us as of June 30, 2013 are secured by properties located in the Dallas, Texas area; approximately 25% are secured by properties located in the Austin, Texas area; approximately 7% are secured by properties located in the Houston, Texas area; approximately 4% are secured by properties located in the Lubbock, Texas area; approximately 1% are secured by properties located in the San Antonio, Texas area; approximately 4% are secured by properties located in the Denver, Colorado area; and approximately 2% are secured by properties located in the Kingman, Arizona area.

12 of the 27 loans outstanding as of June 30, 2013, representing approximately 15% of the aggregate principal amount of the outstanding loans, are secured by a first lien on the respective property; 4 of the 27 loans outstanding as of June 30, 2013, representing approximately 4% of the aggregate principal amount of the outstanding loans, are secured by a second lien on the respective property; 3 of the 27 loans outstanding as of June 30, 2013, representing approximately 50% of the aggregate principal amount of the outstanding loans, are secured by a co-investment (which are secured by multiple properties through second liens, pledges of ownership interests and guarantees, as described below); 5 of the 27 loans outstanding as of June 30, 2013, representing approximately 5% of the aggregate principal amount of the outstanding loans, are secured by a pledge of the ownership interest of the borrower or entity which holds title to the property; and 3 of the 27 loans outstanding as of June 30, 2013, representing approximately 26% of the aggregate principal amount of the outstanding loans, are secured by other types of security interests. Co-investments are mezzanine loans that are secured by multiple projects in which an affiliate has also invested. Co-investment loans are cross-collateralized and are secured by second liens in finished lots and entitled land, pledges of the ownership interests in the borrowing entities, and guarantees. We enter into collateral-sharing arrangements with our affiliates and our borrowers that allocate the proceeds of the co-investment collateral between us and our affiliates. Under these collateral-sharing arrangements, we are generally entitled to receive 50-75% of collateral proceeds. In the event of a borrower’s bankruptcy, we are entitled to receive 100% of the collateral proceeds after payment of the senior lenders, ahead of payment to our affiliates.

12 of the 27 loans outstanding as of June 30, 2013, representing approximately 88% of the aggregate principal amount of the outstanding loans, are made with respect to projects that are presently selling finished home lots to national public or regional private homebuilders, or are made with respect to a project in which one of these homebuilders holds an option to purchase the finished home lots and has made a forfeitable earnest money deposit. 16 of the 27 loans outstanding as of June 30, 2013, representing approximately 75% of the aggregate principal amount of the outstanding loans, are made to developer entities which hold ownership interests in projects other than the project funded by us. 11 of the 27 loans outstanding as of June 30, 2013, representing approximately 87% of the aggregate principal amount of the outstanding loans, are secured by multiple single-family residential communities. 9 of the 27 loans outstanding as of June 30, 2013, representing approximately 66% of the aggregate principal amount of the outstanding loans, are secured by a personal guarantee of the developer in addition to a lien on the real property or a pledge of the equity interests in the entity that holds the real property.

As of June 30, 2013, three entities and their affiliates were included in our mortgage notes receivables (including related party transactions) and participation interest – related party that accounted for over 10% of the outstanding balance of our portfolio. These entities include (i) CTMGT LLC, an unaffiliated Texas limited liability company, which comprises approximately 29% of the outstanding balance of our portfolio, and certain of its affiliated entities, which comprise an additional 14% of the outstanding balance; (ii) Buffington Land, Ltd., an unaffiliated Texas limited partnership, which comprises approximately 22% of the outstanding balance of our portfolio, including additional loans to its affiliated entities; and (iii) UDF I, an affiliated Delaware limited partnership, which comprises approximately 20% of the outstanding balance of our portfolio, and additional loans to its affiliated entities, which comprise an additional 6% of the outstanding balance. Our general partner is the asset manager for UDF I.

The average interest rate payable with respect to the 27 loans outstanding as of June 30, 2013 is 14%, and the average term of each loan is approximately 53 months.

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

Revenue Recognition

Interest income on mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis. Income recognition is suspended for loans at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of both June 30, 2013 and December 31, 2012, we were suspending income recognition on 2 mortgage notes receivable with an aggregate unpaid principal balance of approximately $2.2 million.

We generate mortgage and transaction service revenues and mortgage and transaction service revenues – related parties by originating and acquiring mortgage notes receivable and other loans. In accordance with FASB ASC 310-20, we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes. In addition, credit enhancement fee income is generated by fees charged to parties for credit enhancements provided to lenders by the Partnership on behalf of the parties. Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement. As of June 30, 2013, the Partnership was providing 9 credit enhancements to related parties (see Note I to the accompanying financial statements).

The Partnership also expenses acquisition and origination fees (“Placement Fees”) paid to the general partner to provide for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with mortgage notes receivable or participation interest held by the Partnership on a straight-line basis. As of June 30, 2013 and December 31, 2012, approximately $2.2 million and $2.5 million, respectively, of such net deferred fees are included in mortgage notes receivable. Approximately $586,000 and $698,000 of net deferred fees are included in mortgage notes receivable – related parties as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, approximately $410,000 and $489,000, respectively, of deferred fees are included in participation interest – related party.

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

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged off, while amounts recovered on previously charged off accounts increase the allowance. As of June 30, 2013 and December 31, 2012, approximately $16.9 million and $16.6 million, respectively, of allowance for loan losses had been offset against mortgage notes receivable (see Note D to the accompanying financial statements).

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

The chart below summarizes the approximate aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of June 30, 2013 and December 31, 2012:

	As of June 30,		As of December 31,
	2013		2012
General Partner	$21,865,000	(1)	$19,767,000	(2)
Limited Partners	179,051,000	(3)	160,674,000	(4)
Retained Earnings Reserve	10,337,000		6,880,000
Retained Earnings Deficit	(10,059,000)		(11,211,000)

(1)	approximately $21.9 million paid in cash.
(2)	approximately $19.8 million paid in cash.
(3)	approximately $120.8 million paid in cash and approximately $58.3 million reinvested in 2,915,121 units of limited partnership interest under our DRIP and Secondary DRIP.
(4)	approximately $107.4 million paid in cash and approximately $53.3 million reinvested in 2,663,191 units of limited partnership interest under our DRIP and Secondary DRIP.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets, including the distributions to our general partner described above, and general and administrative – related parties expenses for the six months ended June 30, 2013 and 2012. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

	For the Six Months Ended June 30,
	2013	2012
Payments to General Partner and Related Parties	$3,089,000	$4,680,000
Total General and Administrative Expenses to General Partner and Related Parties	1,387,000	1,377,000

During the six months ended June 30, 2013, we made the following distributions to our limited partners:

Period Ended	Date Paid	Distribution Amount
December 31, 2012	January 24, 2013	$3,113,109
January 31, 2013	February 22, 2013	3,120,065
February 28, 2013	March 22, 2013	2,824,183
March 31, 2013	April 24, 2013	3,134,189
April 30, 2013	May 24, 2013	3,038,860
May 31, 2013	June 24, 2013	3,146,452
		$18,376,858

For the six months ended June 30, 2013, we paid distributions to our limited partners of $18,376,858 ($13,338,260 in cash and $5,038,598 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $20,552,047. For the six months ended June 30, 2012, we paid distributions to our limited partners of $17,987,981 ($12,767,230 in cash and $5,220,751 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $17,355,993. For the period from our inception through June 30, 2013, we paid distributions to our limited partners of approximately $179.1 million (approximately $120.8 million in cash and approximately $58.3 million in limited partnership units pursuant to our DRIP and Secondary DRIP), as compared to cumulative cash flows from operations of approximately $220.3 million and cumulative net income of approximately $214.7 million.

The distributions to our limited partners paid during the six months ended June 30, 2013 and 2012, along with the amount of distributions reinvested pursuant to our Secondary DRIP and the sources of our distributions were as follows:

	Six Months Ended June 30,
	2013		2012
Distributions paid in cash	$13,338,260		$12,767,230
Distributions reinvested	5,038,598		5,220,751
Total distributions	$18,376,858		$17,987,981
Source of distributions:
Cash flows from operations	$20,552,047	100%	$17,355,993	96%
Cash flows from operating reserves	-	-	631,988	4%
Total sources	$20,552,047	100%	$17,987,981	100%

Results of Operations

The three months ended June 30, 2013 as compared to the three months ended June 30, 2012

Revenues

Interest income (including related party interest income) for each of the three months ended June 30, 2013 and 2012 was approximately $13.4 million and $12.8 million, respectively. The increase in interest income for the three months ended June 30, 2013 was primarily the result of our increased mortgage notes receivable (including related party transactions) and participation interest – related party portfolios of approximately $352.6 million as of June 30, 2013, compared to approximately $344.3 million as of June 30, 2012.

Mortgage and transaction service revenues (including related party mortgage and transaction service revenues) for each of the three months ended June 30, 2013 and 2012 were approximately $302,000 and $332,000, respectively. The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans. In accordance with FASB ASC 310-20, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes. The decrease was primarily the result of decreased commitment fee income on mortgage notes receivable.

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

Expenses

Interest expense for the three months ended June 30, 2013 and 2012 was approximately $310,000 and $374,000, respectively. Interest expense represents interest associated with the Brockhoeft Credit Facility discussed in Note E to the accompanying financial statements. The Brockhoeft Credit Facility, which was entered into in September 2009 during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in residential real estate, has been used as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allows us to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Brockhoeft Credit Facility has been used as a portfolio administration tool and not to provide long-term or permanent leverage on our investments. The Brockhoeft Credit Facility is secured by a first priority lien on our existing and future assets, and carries an interest rate equal to 10% per annum.

Loan loss reserve expense increased slightly to approximately $145,000 for the three months ended June 30, 2013 from approximately $140,000 for three months ended June 30, 2012. The increase in loan loss reserve expense primarily related to increased reserves associated with growth in our loan portfolio.

General and administrative expense was approximately $276,000 and $377,000 for the three months ended June 30, 2013 and 2012, respectively. The decrease in general and administrative expense was primarily the result of a reduction in investor relations and printing expenses, legal and debt financing costs.

General and administrative – related parties expense was approximately $694,000 and $689,000 for the three months ended June 30, 2013 and 2012, respectively. The increase in general and administrative – related parties expense was primarily the result of an increase in mortgage servicing fees payable to our general partner.

We expect interest expense, general and administrative expense and general and administrative expense – related parties to increase commensurate with the growth of our portfolio as we continue to deploy funds available to the borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the three months ended June 30, 2013 and 2012. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Three Months Ended
		June 30,
Payee	Purpose	2013		2012
Land Development
	Placement Fees	$100,000	5%	$190,000	4%
	Promotional interest	1,116,000	58%	2,667,000	67%
	Carried interest	164,000	9%	413,000	10%
	Mortgage Servicing Fee	384,000	20%	711,000	18%
General Services
	Operating Expense Reimbursement	148,000	8%	1,000	1%
Total Payments		$1,912,000	100%	$3,982,000	100%

The chart below summarizes general and administrative – related parties expense for the three months ended June 30, 2013 and 2012. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Three Months Ended
	June 30,
General and administrative expense – related parties	2013		2012

Amortization of Placement Fees	$306,000	44%	$306,000	44%
Mortgage Servicing Fee	249,000	36%	239,000	35%
Amortization of debt financing fees	-	-	6,000	1%
Operating Expense Reimbursement	139,000	20%	138,000	20%
Total general and administrative expense – related parties	$694,000	100%	$689,000	100%

The six months ended June 30, 2013 as compared to the six months ended June 30, 2012

Revenues

Interest income (including related party interest income) for each of the six months ended June 30, 2013 and 2012 was approximately $26.6 million and $25.6 million, respectively. The increase in interest income for the six months ended June 30, 2013 was primarily the result of our increased mortgage notes receivable (including related party transactions) and participation interest – related party portfolios of approximately $352.6 million as of June 30, 2013, compared to approximately $344.3 million as of June 30, 2012.

Mortgage and transaction service revenues (including related party mortgage and transaction service revenues) for each of the six months ended June 30, 2013 and 2012 were approximately $490,000 and $631,000, respectively. The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans. In accordance with FASB ASC 310-20, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes. The decrease was primarily the result of decreased commitment fee income on mortgage notes receivable.

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

Expenses

Interest expense for the six months ended June 30, 2013 and 2012 was approximately $648,000 and $748,000, respectively. Interest expense represents interest associated with the Brockhoeft Credit Facility discussed in Note E to the accompanying financial statements.

Loan loss reserve expense increased slightly to approximately $288,000 for the six months ended June 30, 2013 from approximately $280,000 for the six months ended June 30, 2012. The increase in loan loss reserve expense primarily related to increased reserves associated with growth in our loan portfolio.

General and administrative expense was approximately $477,000 and $562,000 for the six months ended June 30, 2013 and 2012, respectively. The decrease in general and administrative expense was primarily the result of a decrease in postage, printing, legal, accounting and debt financing costs offset by an increase in investor relations expenses.

General and administrative – related parties expense remained comparable at approximately $1.4 million for each of the six months ended June 30, 2013 and 2012.

We expect interest expense, general and administrative expense and general and administrative expense – related parties to increase commensurate with the growth of our portfolio as we continue to deploy funds available to the borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the six months ended June 30, 2013 and 2012. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Six Months Ended
		June 30,
Payee	Purpose	2013		2012
Land Development
	Placement Fees	$150,000	5%	$272,000	6%
	Promotional interest	1,775,000	57%	3,146,000	66%
	Carried interest	309,000	10%	462,000	10%
	Mortgage Servicing Fee	577,000	19%	799,000	17%
General Services
	Operating Expense Reimbursement	278,000	9%	1,000	1%
Total Payments		$3,089,000	100%	$4,680,000	100%

The chart below summarizes general and administrative – related parties expense for the six months ended June 30, 2013 and 2012. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Six Months Ended
	June 30,
General and administrative expense – related parties	2013		2012

Amortization of Placement Fees	$611,000	44%	$611,000	44%
Mortgage Servicing Fee	496,000	36%	479,000	35%
Amortization of debt financing fees	-	-	11,000	1%
Operating Expense Reimbursement	280,000	20%	276,000	20%
Total general and administrative expense – related parties	$1,387,000	100%	$1,377,000	100%

Cash Flow Analysis

Cash flows provided by operating activities for the six months ended June 30, 2013 were approximately $20.6 million and were comprised primarily of net income adjusted for the provision for loan losses and accrued interest receivable – related parties, offset by accrued interest receivable and accrued liabilities. Cash flows provided by operating activities for the six months ended June 30, 2012 were approximately $17.4 million and were comprised primarily of net income adjusted for the provision for loan losses and accrued interest receivable, offset by, accrued interest receivable – related parties, accounts receivable – related parties, accrued liabilities – related parties and other assets.

Cash flows used in investing activities for the six months ended June 30, 2013 and 2012 were approximately $1.7 million and $2.0 million, respectively, resulting primarily from origination of mortgage notes receivable (including related party) and participation interest – related party, offset by receipts from mortgage notes receivable (including related party) and participation interest – related party.

Cash flows used in financing activities for the six months ended June 30, 2013 and 2012 were approximately $21.8 million and $16.6 million, respectively, and were primarily the result of distributions and redemptions to partners as well as payments on the Brockhoeft Credit Facility.

Our cash and cash equivalents were approximately $871,000 and $1.5 million as of June 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) our administrative expenses, (3) debt service on senior indebtedness required to preserve our collateral position, (4) distributions and redemptions to unit holders (including redemptions under the Net Capital Proceeds Distribution Program), and (5) utilization of the Brockhoeft Credit Facility. We expect that our liquidity will be provided by (1) loan interest, transaction fees and credit enhancement fee payments, (2) loan principal payments, (3) sale of loan pools through securitization and direct sale of loans, (4) proceeds from our Secondary DRIP, and (5) credit lines available to us.

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

We will experience a relative decrease in liquidity as available funds are expended in connection with the funding and acquisition of mortgage loans as well as distributions and redemptions under the Net Capital Proceeds Distribution Program, and as amounts that may be drawn under the Brockhoeft Credit Facility are repaid.

We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than the sources described above within the next 12 months.

Material Trends Affecting Our Business

We are organized as a Delaware limited partnership. We derive a substantial portion of our income by originating, purchasing, participating in and holding for investment mortgage and mezzanine loans made directly by us or indirectly through our affiliates to persons and entities for the acquisition and development of parcels of real property as single-family residential lots that will be marketed and sold to home builders. We also offer credit enhancements to developers in the form of loan guarantees to third-party lenders, letters of credit issued for the benefit of third-party lenders and similar credit enhancements.

Currently, 94% of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals – fundamentals that we believe will be the drivers of recovery in housing markets – and balanced supplies of homes and finished lots.

In managing and understanding the markets and submarkets in which we make loans, we monitor the fundamentals of supply and demand. We monitor the economic fundamentals in each of the respective markets in which we make loans by analyzing demographics, jobs and housing affordability. We also monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity. Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, existing home prices, foreclosures, absorption, prices with respect to new and existing home sales, finished lots and land and the presence of sales incentives, discounts, or both, in a market.

We believe that the housing market has reached a bottom and continues to recover and strengthen. This recovery will continue to be regional in its early stages, led by those housing markets with stronger demand fundamentals and more balanced supplies of land and housing inventory. Nationally, the housing recovery has strengthened as excess inventories of new and existing homes have been absorbed, home affordability has been restored, home prices have begun to recover and consumer demand continues to improve. We believe that continued strengthening of the recovery depends on the continued recovery of the consumer. Nationally, we believe consumers continue to remain cautious due to uncertainty present in many economic sectors, particularly with regards to elevated unemployment and under-employment, low wage growth, slow economic growth and events associated with tightened federal fiscal policy, including tax rates, spending and federal policies. Additionally, continued economic weakness and fiscal tightening on the state and local levels associated with particular states most severely affected by the collapse of the housing bubble will likely continue to drag on consumer health and confidence in those markets.

Easing policies of the Federal Reserve, coupled with extensive price correction over the past several years, have restored housing affordability across the country. Our measurement of housing affordability is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate over the second quarter of 2013 and assuming an annual mortgage insurance premium of 80 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Over the recent quarter, interest rates for a conventional, fixed-rate 30-year mortgage have risen from the record-lows experienced in the second half of 2012. As result, affordability has been reduced from levels experienced in 2012 as interest rates have risen from their record lows and home prices have begun to appreciate in most markets. However, even with such an increase in mortgage rates, we believe that home affordability remains high relative to historical standards, and the median income-earning family can still comfortably afford the median-priced home. In the short term, we believe that the recent increases in the 30 year fixed mortgage rate may quicken the return of consumer demand for new homes in anticipation of further increases in mortgage rates. Over the longer-term, significant increases in mortgage rates may cause homebuyers to reduce the size of the home that they purchase, but will likely not reduce the overall demand for new homes.

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

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued elevated unemployment, and many consumers’ recent experience of housing price instability have made potential new home purchasers and real estate lenders cautious. As a result of these factors, the national housing market experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slower recovery for the housing industry relative to historical trends. However, improving fundamentals such as the return of price inflation, continued high home affordability relative to historical levels, and continued inventory absorption indicate to us that the recovery will continue to gain strength in the coming quarters.

Nationally, the pace of new home sales rose during the second quarter of 2013 from the pace of sales in the first quarter of 2013. National fundamentals that drive home sales continue to improve in most markets and home affordability remains high, so we expect the pace of home sales will continue to increase in 2013. The U.S. Census Bureau reports that the sales of new single-family residential homes in June 2013 were at a seasonally adjusted annual rate of 497,000 units. This number is up approximately 38.1% year-over-year from the June 2012 estimate of 360,000.

Since bottoming in early 2009, single-family permits and starts have improved significantly. According to the U.S. Census Bureau, single-family homes authorized by building permits in June 2013 were at a seasonally adjusted annual rate of 624,000 units. This was an increase year-over-year of approximately 24.6% from the rate of 501,000 in June 2012. Single-family home starts for June 2013 stood at a seasonally adjusted annual rate of 591,000 units. This pace is up approximately 11.5% from the June 2012 estimate of 530,000 units. Such increases suggest to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

The new home market is beginning to experience broad shortages of new home inventory. The seasonally adjusted estimate of new homes for sale at the end of June 2013 was 161,000, which is lower than any time since the U.S. Census Bureau began keeping records, excluding the most recent downturn. This number represents a short supply of 3.9 months at the June 2013 sales rate. Shortages of available new home inventory or finished lot inventory may become a headwind to demand in the near term by constraining the ability of potential home purchasers to find acceptable options or by prompting greater home price increases due to the imbalance between supply and demand, but we believe demand will continue to increase.

The primary factors affecting new home sales are home price stability, home affordability, and housing demand. Housing supply may affect both new home prices and the demand for new homes. When the supply of new homes exceeds new home demand, new home prices may generally be expected to decline. Also, home foreclosures cause the inventory of existing homes to increase, which may add additional downward price pressure on home prices. Declining new home prices may result in diminished new home demand as people postpone a new home purchase until such time as they are comfortable that stable price levels have been reached. The converse point is also true and equally important. When new home demand exceeds new home supply, new home prices may generally be expected to increase; and rising new home prices, particularly at or near the bottom of the housing cycle, may result in increased new home demand as people become confident in home prices and accelerate their timing of a new home purchase. We believe this point has been reached and expect the housing recovery to continue to accelerate over the coming quarters, led by those markets that did not participate in the housing bubble and which demonstrate stronger demand fundamentals.

The markets in which we invest continue to demonstrate healthy fundamentals. Annual new home starts in Austin outpaced sales 9,826 versus 8,880, with annual new home sales rising year-over-year by approximately 23.3% from the second quarter of 2012 to the second quarter of 2013. Annual new home starts in San Antonio outpaced sales 8,445 versus 8,068, with annual new home sales increasing year-over-year by approximately 13.8%. Annual new home starts in Dallas-Fort Worth outpaced sales 20,384 versus 18,098, with annual new home sales increasing year-over-year by approximately 18.1%. All numbers are as released by Metrostudy, a leading provider of primary and secondary market information.

According to the Real Estate Center at Texas A&M University, existing housing inventory levels are constrained, and we believe that such inventory constraint is likely contributing to home appreciation. As of June 2013, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock and San Antonio was 2.9 months, 3.3 months, 2.9 months, 3.6 months, 3.6 months and 5.2 months, respectively. A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through June 2013, the number of existing homes sold to date in (a) Austin was 14,654, up 20% year-over-year; (b) San Antonio was 11,506, up 17% year-over-year; (c) Houston was 38,929, up 21% year-over-year; (d) Dallas was 29,095, up 20% year-over-year; (e) Fort Worth was 5,218, up 18% year-over-year; and (f) Lubbock was 2,021, up 25% year-over-year.

We face a risk of loss resulting from adverse changes in interest rates. Changes in interest rates may impact both demand for our real estate finance products and the rate of interest on the loans we make. In some instances, the loans we make will be junior in the right of repayment to senior lenders, who will provide loans representing 70% to 80% of total project costs. As senior lender interest rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.

Developers and homebuilders to whom we make loans and with whom we enter into subordinate debt positions use the proceeds of our loans and investments to develop raw real estate into residential home lots and to construct homes. The developers obtain the money to repay our development loans by reselling the residential home lots to homebuilders or individuals who build single-family residences on the lots or by obtaining replacement financing from other lenders. Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders. If interest rates increase, the demand for single-family residences may decrease. Also, if mortgage financing underwriting criteria become stricter, demand for single-family residences may decrease. In such an interest rate and/or mortgage financing climate, developers and builders may be unable to generate sufficient income from the resale of single-family residential lots and homes to repay loans from us, and developers’ and builders’ costs of funds obtained from lenders in addition to us may increase, as well. Accordingly, increases in single-family mortgage interest rates or decreases in the availability of mortgage financing could increase the number of defaults on loans made by us.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate and interest rates generally, that we reasonably anticipate to have a material impact on either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K.

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

In August 2009, we entered into the TCB Guaranty for the benefit of UMT Home Finance, or its permitted successors and assigns, by which we guaranteed the repayment of up to $5.0 million owed to Texas Capital Bank with respect to that certain promissory note between UMT Home Finance and Texas Capital Bank. UMT Home Finance is a wholly owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the TCB Guaranty, we entered into a letter agreement with UMT Home Finance, which provides for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the TCB Guaranty (i.e., $50,000 per annum) through August 2012. Effective August 28, 2012, the agreement was modified and UMT Home Finance agreed to pay us a monthly fee equal to one-twelfth of 1% of the outstanding principal balance of the Texas Capital loan. In conjunction with this agreement, approximately $11,000 and $21,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2013. No amount is included in mortgage and transaction service revenues – related parties income for the three or six months ended June 30, 2012. Approximately $4,000 and $3,000 related to these fees is included in accounts receivable – related parties as of June 30, 2013 and December 31, 2012, respectively.

In April 2010, we entered into the UDF IV HF Guaranty for the benefit of CTB pursuant to which we guaranteed the repayment of up to $6.0 million owed to CTB with respect to a revolving line-of-credit loan between UDF IV Home Finance and CTB. Effective July 31, 2013, UDF IV Home Finance entered into the First Amended and Restated Loan Agreement with CTB, pursuant to which CTB increased its commitment under the revolving line-of-credit loan from $6.0 million to $10.0 million. See Note M to the accompanying financial statements for further discussion. UDF IV Home Finance is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UDF IV HF Guaranty, we entered into a letter agreement with UDF IV Home Finance which provides for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum), to be paid in 12 equal monthly installments. This fee of approximately $16,000 and $31,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2013. Approximately $15,000 and $30,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2012. No amount related to these fees is included in accounts receivable – related parties as of June 30, 2013 or December 31, 2012.

In April 2010, we entered into the UMT 15th Street Guaranty for the benefit of CTB pursuant to which we guaranteed the repayment of up to $1.6 million owed to CTB with respect to a loan between UMT 15th Street and CTB. UMT 15th Street is a wholly owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT 15th Street Guaranty, we entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of each month. This fee of approximately $2,000 and $4,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2013. Approximately $3,000 and $6,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2012. Approximately $600 and $1,000 related to these fees is included in accounts receivable – related parties as of June 30, 2013 and December 31, 2012, respectively.

In June 2010, UDF I obtained the $15.0 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan, which is secured by a lien on all of our existing and future assets. Our general partner serves as the asset manager of UDF I. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. Effective June 21, 2012, the agreement was modified and UDF I agreed to pay us a monthly fee equal to one-twelfth of 1% of the outstanding principal balance of the UDF I – Brockhoeft Loan. UDF I paid off the UDF I – Brockhoeft Loan in December 2012, thus extinguishing the guaranty. This fee of approximately $60,000 and $168,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2012. No amount is included in mortgage and transaction service revenues – related parties income for the three or six months ended June 30, 2013. Approximately $273,000 related to these fees is included in accounts receivable – related parties as of June 30, 2013 and December 31, 2012.

In August 2010, we entered into the UDF IV Acquisitions Guaranty for the benefit of CTB pursuant to which we guaranteed the repayment of up to $8.0 million (subsequently increased to $15.0 million) owed to CTB with respect to a revolving line-of-credit loan between UDF IV Acquisitions and CTB. UDF IV Acquisitions is a wholly owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UDF IV Acquisitions Guaranty, we entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the revolving line-of-credit at the end of each month. This fee of approximately $13,000 and $33,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2013. Approximately $14,000 and $28,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2012. Approximately $7,000 related to these fees is included in accounts receivable – related parties as of December 31, 2012. No amount related to these fees is included in accounts receivable – related parties as of June 30, 2013.

In December 2010, we entered into the UDF IV Finance II Guaranty for the benefit of F&M pursuant to which we guaranteed the repayment of up to $5.0 million (subsequently increased to $10.0 million) owed to F&M with respect to a loan between UDF IV Finance II and F&M. UDF IV Finance II is a wholly owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UDF IV Finance II Guaranty, we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of each month. This fee of approximately $14,000 and $28,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2013. Approximately $15,000 and $29,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2012. Approximately $4,000 and $5,000 related to these fees is included in accounts receivable – related parties as of June 30, 2013 and December 31, 2012, respectively.

In May 2011, we entered into the UMT HF III Guaranty for the benefit of Veritex pursuant to which we guaranteed the repayment of up to $4.3 million owed to Veritex with respect to a loan between UMT HF III and Veritex. UMT HF III is a wholly owned subsidiary of UMT. An affiliate of the Partnership’s general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT HF III Guaranty, we entered into a letter agreement with UMT HF III which provides for UMT HF III to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. This fee of approximately $6,000 and $13,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2013. Approximately $7,000 and $12,000, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2012. Approximately $2,000 and $3,000 related to these fees is included in accounts receivable – related parties as of June 30, 2013 and December 31, 2012, respectively.

In August 2011, we entered into the UMT HF II Guaranty for the benefit of FFB pursuant to which we guaranteed the repayment of up to $250,000 owed to FFB with respect to a loan between UMT HF II and FFB. UMT HF II is a wholly owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT HF II Guaranty, we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. The FFB loan was repaid in full by UMT HF II in May 2012 and thus the UMT HF II Guaranty was extinguished. This fee of approximately $200 and $500, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2012. No amount is included in mortgage and transaction service revenues – related parties income for the three or six months ended June 30, 2013.

In October 2011, we entered into the UMT HF II Green Bank Guaranty for the benefit of Green Bank pursuant to which we guaranteed the repayment of up to $5.0 million owed to Green Bank with respect to a loan between UMT HF II and Green Bank. UMT HF II is a wholly owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the UMT HF II Green Bank Guaranty, we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. This fee of approximately $800 and $1,500, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2013. Approximately $200 and $500, respectively, is included in mortgage and transaction service revenues – related parties income for the three and six months ended June 30, 2012. Approximately $300 and $200 related to these fees is included in accounts receivable – related parties as of June 30, 2013 and December 31, 2012, respectively.

In June 2013, we entered into the BHG Guaranty for the benefit of Affiliated Bank pursuant to which we guaranteed the repayment of up to $3.0 million owed to Affiliated Bank with respect to a loan between BHG and Affiliated Bank. Our general partner has a minority limited partnership interest in BHG. In connection therewith, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we requested an opinion from Jackson Claborn, Inc., an independent advisor, stating that this credit enhancement is fair and at least as reasonable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances. In connection with the BHG Guaranty, we entered into a letter agreement with BHG which provides for BHG to pay us a monthly credit enhancement fee equal to one-twelfth of 1% of the outstanding principal balance on the loan at the end of the month. This fee of approximately $1,000 is included in mortgage and transaction service revenues – related parties income for each of the three and six months ended June 30, 2013. No amount is included in mortgage and transaction service revenues – related parties income for the three or six months ended June 30, 2012. Approximately $600 related to these fees is included in accounts receivable – related parties as of June 30, 2013. No amount related to these fees is included in accounts receivable – related parties as of December 31, 2012.

As of June 30, 2013, we had 12 outstanding guarantees, including: (1) 11 limited repayment guarantees with total credit risk to us of approximately $60.6 million, of which approximately $23.3 million has been borrowed against by the debtor and (2) one letter of credit issued on behalf of a borrower with total credit risk to us of approximately $18,000, of which no amount had been borrowed against by the debtor.

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

Contractual Obligations

As of June 30, 2013, we had originated 60 loans, including 33 loans that have been repaid in full by the respective borrower, totaling approximately $582.5 million. We had approximately $37.0 million of commitments to be funded, including approximately $14.6 million of commitments for mortgage notes receivable – related parties and $10.0 million for participation interest – related party. For the six months ended June 30, 2013, we did not originate or purchase any loans, sold one loan participation, and did not acquire any additional participation interests.

As of December 31, 2012, we had originated 60 loans, including 33 loans that have been repaid in full by the respective borrower, totaling approximately $572.3 million. We had approximately $36.6 million of commitments to be funded, including approximately $15.1 million of commitments for mortgage notes receivable – related parties and $7.3 million for participation interest – related party. For the year ended December 31, 2012, we did not originate or purchase any loans, sold one loan participation, and did not acquire any additional participation interests.

In addition, we have entered into a credit facility as discussed in Notes E, I and K to the accompanying financial statements. The following table reflects approximate amounts due associated with this credit facility based on its maturity date as of June 30, 2013:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Line-of-credit	$5,000,000	$6,300,000	$-	$-	$11,300,000
Total	$5,000,000	$6,300,000	$-	$-	$11,300,000

The Partnership has no other outstanding debt or contingent payment obligations, other than approximately $60.6 million of certain loan guarantees or letters of credit discussed above in “Off-Balance Sheet Arrangements,” that we may be obligated to make to or for the benefit of third-party lenders.

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

As of June 30, 2013 and December 31, 2012, our mortgage notes receivable of approximately $233.0 million and $226.9 million, respectively, mortgage notes receivable – related parties of approximately $47.1 million and $49.0 million, respectively, and participation interest – related party of approximately $72.4 million and $75.2 million, respectively, were all at fixed interest rates, and thus, such assets are not subject to change in future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of our general partner, including its principal executive officer and principal financial officer, evaluated, as of June 30, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of June 30, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2013, we have not entered into any joint ventures. As of June 30, 2013, we have co-invested in 1 loan originated by an affiliate, UMT, with an outstanding balance of approximately $72.0 million. In addition, as of June 30, 2013, an affiliate, UDF IV, has participated in 7 loans we have originated for approximately $19.8 million, and another affiliate, UDF LOF, has participated in 3 loans we have originated for approximately $12.5 million.

Investments in land development loans present additional risks compared to loans secured by operating properties.

We may invest up to 25% of the gross offering proceeds in loans to purchase unimproved land, and as of June 30, 2013, we have invested 1% of the gross offering proceeds in such loans. For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics: (a) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

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

We expect that we will be the junior lender with respect to many of our loans. We may invest in (a) second mortgage loans (some of which are also secured by pledges), which investments represent 4% of the gross offering proceeds as of June 30, 2013; (b) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 53% of the gross offering proceeds as of June 30, 2013; (c) mezzanine loans (which are secured by pledges), which investments represent 27% of the gross offering proceeds as of June 30, 2013; and (d) wraparound mortgage loans, which investments represent 0% of the gross offering proceeds as of June 30, 2013. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Substantially all of our loans will require balloon payments or reductions to principal tied to net cash, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any), and as of June 30, 2013, 100% of our loans have balloon payments or reductions to principal tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to a greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We have made and will continue to make and acquire interest-only loans or loans requiring reductions to accrued interest tied to net cash, and as of June 30, 2013, 100% of the loans we have made and acquired are interest-only loans or loans requiring reductions to accrued interest tied to net cash. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans, which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing mortgage loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrower’s monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less diversity and may increase risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 5% of the total amount raised in the Offering, or (b) $2.5 million to $12.5 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our investments in loans to or from any one borrower will not exceed an amount greater than 20% of the total capital contributions raised in the Offering, and as of June 30, 2013, our largest investment in a loan to or from any one borrower is equal to 16% of the total capital contributions raised in the offering. Our investments in loans to or from any one borrower are calculated based on the aggregate amount of capital contributions raised in the Offering actually used to make or invest in loans with such borrower.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of June 30, 2013, we have invested 45% of our offering proceeds in 12 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

If we were found to have violated applicable usury laws, we would be subject to penalties and other possible risks.

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as of June 30, 2013, the highest interest rate we have charged on an annualized basis is 18%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our limited partners.

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

On July 3, 2006, we accepted our initial public subscribers as limited partners. Since such time, we admitted new investors at least monthly until the Primary Offering was terminated on April 23, 2009. As of June 30, 2013, we had issued an aggregate of 18,886,356 units of limited partnership interest in the Primary Offering, the DRIP and the Secondary DRIP, consisting of 16,499,994 units that have been issued to our limited partners pursuant to the Primary Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 2,198,861 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $44.0 million, minus 528,759 units of limited partnership interest that have been repurchased pursuant to our unit redemption program for approximately $10.6 million. Of the offering costs paid as of June 30, 2013, approximately $11.2 million was paid to our general partner or its affiliates for organizational and offering expenses, and approximately $28.4 million was paid to non-affiliates for commissions and dealer fees.

As of June 30, 2013, we had used the proceeds from the Primary Offering, the DRIP and the Secondary DRIP to originate 60 loans, including 33 loans that have been repaid in full by the respective borrower, totaling approximately $582.5 million. We have approximately $37.0 million of commitments to be funded, including approximately $14.6 million of commitments for mortgage notes receivable – related parties and $10.0 million for participation interest – related party. As of June 30, 2013, we have paid our general partner approximately $10.5 million for acquisition and origination fee expenses associated with the mortgage notes receivable.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2013, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Partnership and Affiliated Purchasers

For the three months ended June 30, 2013, we received valid redemption requests pursuant to our unit redemption program relating to approximately 71,000 units, and we redeemed approximately 178,000 units as a result of the deaths of limited partners for $3.6 million (an average repurchase price of approximately $20.00 per unit), and approximately 15,000 units as a result of involuntary exigent circumstances for $295,000 (an average repurchase price of approximately $20.00 per unit), as follows:

2013	Total number of units repurchased	Average price paid per unit	Total number of units repurchased as part of publicly announced plan	Maximum number of units that may yet be purchased under the plan
April	-	$-	-	(1)
May	177,334	20.00	177,334	(1)
June	15,738	20.00	15,738	(1)
	193,072	$20.00	193,072

(1)	A description of the maximum number of units that may be purchased under our redemption program is included under “Unit Redemption Program” as discussed in Note H to the accompanying financial statements.

We funded these unit redemptions with cash flows from operations.

For the six months ended June 30, 2013, we received valid redemption requests pursuant to our unit redemption program relating to approximately 96,000 units, and we redeemed approximately 178,000 units as a result of the deaths of limited partners for $3.6 million (an average repurchase price of approximately $20.00 per unit), and approximately 15,000 units as a result of involuntary exigent circumstances for $295,000 (an average repurchase price of approximately $20.00 per unit). For the year ended December 31, 2012, we received valid redemption requests pursuant to our unit redemption program relating to approximately 128,000 units, and we redeemed approximately 17,000 units as a result of the deaths of limited partners for $349,000 (an average repurchase price of approximately $20.00 per unit).

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

United Development Funding III, L.P.

	By:	UMTH Land Development, L.P.
Its General Partner

Dated: August 14, 2013		By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer, and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.
(Principal Executive Officer)

Dated: August 14, 2013		By:	/s/ Cara D. Obert
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

