Form 10-K
period 2013-12-31
United Development Funding III, LP
filed 2014-03-31
CIK 1335732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

While there is no established market for the Registrant’s units of limited partnership interest, the Registrant has made an initial public offering of its units of limited partnership interest pursuant to a Registration Statement on Form S-11. The Registrant ceased offering units of limited partnership interest in its primary offering on April 23, 2009. The last price paid to acquire a unit in the Registrant’s primary public offering was $20.00. On September 6, 2013, the general partner of the Registrant approved an estimated value per unit of the Registrant’s limited partnership interests of $20.00 derived from the estimated value of the Registrant’s assets, less the estimated value of the Registrant’s liabilities, and the execution of the Registrant’s business model, divided by the number of units outstanding. There were approximately 18,858,205 units of limited partnership interest held by non-affiliates at June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 20, 2014, the Registrant had 19,209,305 units of limited partnership interest outstanding.

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-K
Year Ended December 31, 2013

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

UMT Holdings, L.P. (“UMT Holdings”) holds 99.9% of the limited partnership interests in our general partner. UMT Services, Inc. (“UMT Services”) owns the remaining 0.1% of the limited partnership interests in our general partner and serves as its general partner. Theodore “Todd” F. Etter, Jr. and Hollis M. Greenlaw, who are directors of UMT Services, own 100% of the equity interests in UMT Services. UMT Services is the general partner and owns 0.1% of the limited partnership interests in UMT Holdings. The remaining 99.9% of the limited partnership interests in UMT Holdings are held as follows as of December 31, 2013: Todd F. Etter (30.00%), Hollis M. Greenlaw (30.00%), Craig A. Pettit (5.00%), Christine A. Griffin (1.95%), Timothy J. Kopacka (4.84%), William E. Lowe (1.06%), Michael K. Wilson (7.41%), Ben L. Wissink (10.09%), Cara D. Obert (4.82%) and Melissa H. Youngblood (4.83%). For more information regarding the relationships of our key personnel to our general partner and its affiliates, see the diagram in “Item 1, Business – Investment Objectives and Policies – Conflicts of Interest” and see “Item 10, Directors, Executive Officers and Corporate Governance – Key Personnel.”

Land Development has been engaged to provide asset management services for four investment partnerships (United Development Funding, L.P. and its subsidiaries (“UDF I”), United Development Funding II, L.P. (“UDF II”), UDF TX Two, LP and United Development Funding Land Opportunity Fund, L.P. (“UDF LOF”)) and one real estate investment trust (United Development Funding IV (“UDF IV”)). Land Development also holds a 99.9% partnership interest in UMTHLD FLF I, L.P., UMTHLD FLF II, L.P. and United Development Funding X, L.P. (“UDF X”), with the remaining 0.1% interest owned by UMT Services. In addition, Land Development owns 100% of the interests in UDF Land GP, LLC, which serves as the general partner of the general partner of UDF LOF, an investment partnership. Please see “Item 1, Business – Investment Objectives and Policies – Conflicts of Interest” for a diagram illustrating the relationships of the aforementioned people and entities. 21% of our portfolio consists of current performing investments with affiliates of Land Development. For the years ended December 31, 2011, 2012 and 2013, we paid Land Development and its affiliates approximately $7.5 million, $9.0 million and $6.5 million, respectively, for compensation, distributions, and other fees. For the years ended December 31, 2011, 2012 and 2013, we incurred general and administrative expenses – related parties (including amortization of certain fees paid in prior years) to Land Development and its affiliates of approximately $2.7 million, $2.8 million and $5.4 million, respectively. Please see “Item 13, Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons” for a detailed description of these investments, payments and expenses.

On May 15, 2006, our Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 12,500,000 units of limited partnership interest at a price of $20.00 per unit (the “Primary Offering”), was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covered up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (“DRIP”) at a price of $20.00 per unit. On July 3, 2006, we accepted our initial public subscribers as limited partners. We had the right to reallocate the units of limited partnership interest we were offering between the Primary Offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the Securities and Exchange Commission (the “SEC”) on September 4, 2008, we reallocated the units being offered such that 16,250,000 units were offered pursuant to the Primary Offering and 1,250,000 units were offered pursuant to the DRIP. Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the SEC on March 6, 2009, we further reallocated the units being offered such that 16,500,000 units were offered pursuant to the Primary Offering and 1,000,000 units were offered pursuant to the DRIP. The aggregate offering price for the units was $350 million. The Primary Offering was terminated on April 23, 2009. We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

On June 9, 2009, we held a special meeting of our limited partners as of April 13, 2009, at which our limited partners approved three proposals to amend certain provisions of our Partnership Agreement for the purpose of making available additional units of limited partnership interest for sale pursuant to an Amended and Restated Distribution Reinvestment Plan (“Secondary DRIP”). On June 12, 2009, we registered 5,000,000 additional units to be offered pursuant to our Secondary DRIP at a price of $20.00 per unit in a Registration Statement on Form S-3 (File No. 333-159939). As such, we ceased offering units under the DRIP as of July 21, 2009 and concurrently commenced our offering of units pursuant to the Secondary DRIP, which is currently ongoing. The aggregate offering price for the units being offered pursuant to the Secondary DRIP is $100,000,000. The Secondary DRIP will be available until we sell all $100,000,000 worth of units being offered; provided, however, that our general partner may terminate the offering of units pursuant to the Secondary DRIP at any earlier time.

As of December 31, 2013, we had issued an aggregate of 19,131,748 units of limited partnership interest in the Offering and the Secondary DRIP, consisting of 16,499,994 units that have been issued to our limited partners pursuant to our Primary Offering in exchange for gross proceeds of approximately $330.3 million, 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 2,447,033 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $48.9 million, minus 531,539 units of limited partnership interest that have been repurchased pursuant to our unit redemption and net capital proceeds distribution programs for approximately $10.6 million. Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

Our Partnership Agreement provides that we will continue in existence until December 31, 2028, unless sooner terminated as provided in the Partnership Agreement or unless such term is extended by the general partner and the majority vote of the limited partners.

Loan Portfolio

As of December 31, 2013, we had originated 61 loans (34 of which were repaid in full by the respective borrowers) with an aggregate principal amount of approximately $598.6 million. As of December 31, 2013, there are approximately $36.9 million of commitments to be funded, including approximately $28.9 million to related parties, under the terms of mortgage notes receivable and participation interests. During the years ended December 31, 2011, 2012 and 2013, we originated 2, 0 and 0 loans, respectively, purchased or acquired 0, 0 and 1 loans, respectively, sold 3, 1, and 1 loan participations, respectively, and did not acquire any additional participation interests.

Approximately 95% of the outstanding aggregate principal amount of mortgage notes originated by us as of December 31, 2013 are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 2% are secured by properties located in Arizona. Approximately 59% of the outstanding aggregate principal amount of mortgage notes originated by us as of December 31, 2013 are secured by properties located in the Dallas, Texas area; approximately 24% are secured by properties located in the Austin, Texas area; approximately 7% are secured by properties located in the Houston, Texas area; approximately 4% are secured by properties located in the Lubbock, Texas area; approximately 1% are secured by properties located in the San Antonio, Texas area; approximately 3% are secured by properties located in the Denver, Colorado area; and approximately 2% are secured by properties located in the Kingman, Arizona area.

13 of the 27 loans outstanding as of December 31, 2013, representing approximately 18% of the aggregate principal amount of the outstanding loans, are secured by a first lien on the respective property; 3 of the 27 loans outstanding as of December 31, 2013, representing approximately 1% of the aggregate principal amount of the outstanding loans, are secured by a second lien on the respective property; 3 of the 27 loans outstanding as of December 31, 2013, representing approximately 52% of the aggregate principal amount of the outstanding loans, are secured by a co-investment (which are secured by multiple properties through second liens, pledges of ownership interests and guarantees, as described below); 5 of the 27 loans outstanding as of December 31, 2013, representing approximately 5% of the aggregate principal amount of the outstanding loans, are secured by a pledge of the ownership interest of the borrower or entity which holds title to the property; and 3 of the 27 loans outstanding as of December 31, 2013, representing approximately 24% of the aggregate principal amount of the outstanding loans, are secured by other types of security interests. Co-investments are mezzanine loans that are secured by multiple projects in which an affiliate has also invested. Co-investment loans are cross-collateralized and are secured by second liens in finished lots and entitled land, pledges of the ownership interests in the borrowing entities, and guarantees. We enter into collateral-sharing arrangements with our affiliates and our borrowers that allocate the proceeds of the co-investment collateral between us and our affiliates. Under these collateral-sharing arrangements, we are generally entitled to receive 50-75% of collateral proceeds. In the event of a borrower’s bankruptcy, we are entitled to receive 100% of the collateral proceeds after payment of the senior lenders, ahead of payment to our affiliates.

16 of the 27 loans outstanding as of December 31, 2013, representing approximately 73% of the aggregate principal amount of the outstanding loans, are made to developer entities which hold ownership interests in projects other than the project funded by us. 9 of the 27 loans outstanding as of December 31, 2013, representing approximately 69% of the aggregate principal amount of the outstanding loans, are secured by a personal guarantee of the developer in addition to a lien on the real property or a pledge of the equity interests in the entity that holds the real property.

As of December 31, 2013, three entities and their affiliates were included in our mortgage notes receivables (including related party transactions) and participation interest – related party that accounted for over 10% of the outstanding balance of our portfolio. These entities include (i) CTMGT LLC, an unaffiliated Texas limited liability company, which comprises approximately 31% of the outstanding balance of our portfolio, and certain of its affiliated entities, which comprise an additional 13% of the outstanding balance; (ii) Buffington Land, Ltd., an unaffiliated Texas limited partnership, which comprises approximately 21% of the outstanding balance of our portfolio, including additional loans to its affiliated entities; and (iii) UDF I, an affiliated Delaware limited partnership, which comprises approximately 19% of the outstanding balance of our portfolio, and additional loans to its affiliated entities, which comprise an additional 5% of the outstanding balance. Our general partner is the asset manager for UDF I.

The average interest rate payable with respect to the 27 loans outstanding as of December 31, 2013 is 14%, and the average term of each loan is approximately 59 months.

Investment Objectives and Policies

Principal Investment Objectives

Our principal investment objectives are:

•	to make, originate or acquire a participation interest in mortgage loans (secured by first priority or junior priority liens against real property or liens against equity interests of entities that hold real property) typically in the range of $500,000 to $10.0 million, and to provide credit enhancements to real estate developers and regional and national homebuilders who acquire real property, subdivide such real property into single-family residential lots and sell such lots to homebuilders or build homes on such lots;
•	to produce net interest income from the interest on loans that we originate or purchase or in which we acquire a participation interest;
•	to produce a profitable fee from our credit enhancement transactions;
•	to produce income through origination, commitment and credit enhancement fees charged to borrowers;
•	to maximize distributable cash to investors; and
•	to preserve, protect and return capital contributions.

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

We intend to reinvest the principal repayments we receive on loans to create or invest in new loans during the term of the Partnership. However, pursuant to Sections 9.6 and 11.3(f) of the Partnership Agreement, any limited partner may provide written notice to the Partnership of its election to receive its share of any future loan principal repayments received by the Partnership. Any capital not reinvested will be used first to return our limited partners’ capital contributions and then to pay distributions to our limited partners. Within 20 years after termination of the Offering, we will either (1) make an orderly disposition of investments and distribute the cash to investors or (2) upon approval of limited partners holding more than 50% of the outstanding units, continue the operation of the Partnership for the term approved by the limited partners.

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

The chart below summarizes the approximate aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of December 31, 2013 and 2012:

	As of December 31,
	2013		2012
General Partner	$24,024,000	(1)	$19,767,000	(2)
Limited Partners	197,588,000	(3)	160,674,000	(4)
Retained Earnings Reserve	6,663,000		6,880,000
Retained Earnings Deficit	(15,323,000)		(11,211,000)

(1)	approximately $24.0 million paid in cash.

(2)	approximately $19.8 million paid in cash.

(3)	approximately $134.3 million paid in cash and approximately $63.3 million reinvested in 3,163,293 units of limited partnership interest under our DRIP and Secondary DRIP.

(4)	approximately $107.4 million paid in cash and approximately $53.3 million reinvested in 2,663,191 units of limited partnership interest under our DRIP and Secondary DRIP.

Security

Our mortgage notes receivable are generally secured by:

•	parcels of land to be developed (which secure 76% of our mortgage notes receivable as of December 31, 2013);
•	a pledge of some or all of the equity interests in the developer entity (which secures 68% of our mortgage notes receivable as of December 31, 2013);
•	additional assets of the developer, including parcels of undeveloped and developed real estate (which secure 71% of our mortgage notes receivable as of December 31, 2013); and
•	personal guarantees of the principals of the developer entity (which secure 69% of our mortgage notes receivable as of December 31, 2013).

If there is no third-party financing for a development project, our lien on the subject parcels is a first priority lien. If there is third-party financing, our lien on the subject parcels is subordinate to such financing. We enter each loan prepared to assume or retire any senior debt if necessary to protect our capital. We seek to enter into agreements with third-party lenders that require the third-party lenders to notify us of a default by the developer under the senior debt and allow us to assume or retire the senior debt upon any default under the senior debt. 13 of the 27 loans outstanding as of December 31, 2013, representing approximately 18% of the aggregate principal amount of the outstanding loans, are secured by a first lien on the respective property; 3 of the 27 loans outstanding as of December 31, 2013, representing approximately 1% of the aggregate principal amount of the outstanding loans, are secured by a second lien on the respective property; 3 of the 27 loans outstanding as of December 31, 2013, representing approximately 52% of the aggregate principal amount of the outstanding loans, are secured by a co-investment (which are secured by multiple properties through second liens, pledges of ownership interests and guarantees, as described below); 5 of the 27 loans outstanding as of December 31, 2013, representing approximately 5% of the aggregate principal amount of the outstanding loans, are secured by a pledge of the ownership interest of the borrower or entity which holds title to the property; and 3 of the 27 loans outstanding as of December 31, 2013, representing approximately 24% of the aggregate principal amount of the outstanding loans, are secured by other types of security interests. Co-investments are mezzanine loans that are secured by multiple projects in which an affiliate has also invested. Co-investment loans are cross-collateralized and are secured by second liens in finished lots and entitled land, pledges of the ownership interests in the borrowing entities, and guarantees. We enter into collateral-sharing arrangements with our affiliates and our borrowers that allocate the proceeds of the co-investment collateral between us and our affiliates. Under these collateral-sharing arrangements, we are generally entitled to receive 50-75% of collateral proceeds. In the event of a borrower’s bankruptcy, we are entitled to receive 100% of the collateral proceeds after payment of the senior lenders, ahead of payment to our affiliates.

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

Underwriting Criteria

When selecting mortgage loans and investments that we intend to originate or purchase, our general partner adheres to the following underwriting criteria:

•	Liens. All loans and investments made by us must be evidenced by a note and must be secured (1) by a first or second lien that is insured by a title insurance company, (2) by a pledge of the partnership interests in the special purpose entity holding the property or by both a subordinate lien position and a pledge of the partnership interests in the special purpose entity, or (3) by a commitment as to the priority of the loan or the condition of title. In addition, our loans and investments may be secured by a pledge of additional ownership interests of the developer and its affiliates in other development projects.
•	Interest Rate. We seek to originate loans bearing interest at rates ranging from 10% to 16% per annum.
•	Term and Amortization. We currently do not have a policy that establishes a minimum or maximum term for the loans we may make, nor do we intend to establish one. Loans typically are structured as interest-only notes with balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender, i.e., the conditions under which principal is repaid to the senior lender, if any.

•	Geographical Boundaries. We may buy or originate loans in any of the 48 contiguous United States. As of December 31, 2013, we have originated loans in Texas, Colorado and Arizona.

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

Brockhoeft Credit Facility

On September 21, 2009, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, the Partnership entered into a Loan and Security Agreement (the “Loan Agreement”) with Wesley J. Brockhoeft, an unaffiliated individual (the “Lender”), pursuant to which the Lender provided the Partnership with a revolving credit facility in the maximum principal amount of $15.0 million (the “Brockhoeft Credit Facility”). Effective March 2014, we paid off the Brockhoeft Credit Facility in full, and the Loan Agreement was terminated. The interest rate on the Brockhoeft Credit Facility was equal to 10% per annum. Accrued interest on the outstanding principal amount of the Brockhoeft Credit Facility was payable monthly. The Brockhoeft Credit Facility was secured by a first priority lien on all of the Partnership’s existing and future assets. In consideration of the Lender originating the Brockhoeft Credit Facility, the Partnership paid the Lender an origination fee in the amount of $300,000. On June 21, 2010, the Partnership entered into the First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”), pursuant to which the maturity date on the Brockhoeft Credit Facility was extended from September 20, 2010 to June 21, 2012 and the Partnership’s existing and future assets were permitted to secure our guaranty of a $15.0 million loan (the “UDF I – Brockhoeft Loan”) from the Lender, as agent for a group of lenders, to UDF I. In consideration for amending the Brockhoeft Credit Facility, the Partnership paid the Lender an amendment fee in the amount of $150,000, which was amortized over the life of the Amended Loan Agreement. In connection with the guaranty, we received from UDF I a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. The Amended Loan Agreement also provided for cross-default of the Brockhoeft Credit Facility with the UDF I – Brockhoeft Loan. On June 21, 2012, the Partnership entered into the Second Amendment to Loan and Security Agreement (the “Second Amended Loan Agreement”), pursuant to which the maturity date on the Brockhoeft Credit Facility was extended from June 21, 2012 to June 21, 2014. Our guaranty of the UDF I – Brockhoeft Loan was also modified effective June 21, 2012, such that UDF I agreed to pay us a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the UDF I – Brockhoeft Loan. In consideration for entering into the Second Amended Loan Agreement, the Partnership paid the Lender an additional amendment fee in the amount of $150,000, which was amortized over the life of the Second Amended Loan Agreement. UDF I paid off the UDF I – Brockhoeft Loan in December 2012, thus extinguishing the Partnership’s guaranty of the UDF I – Brockhoeft Loan and extinguishing the cross-default of the Brockhoeft Credit Facility with the UDF I – Brockhoeft Loan. We believe that the interest rate and terms of the Brockhoeft Credit Facility, the Amended Loan Agreement and the Second Amended Loan Agreement were consistent with those offered by financial institutions.

Effective as of June 21, 2012, the Partnership could not borrow any additional advances under the Second Amended Loan Agreement. The Partnership was required to repay the principal amount of the loan in equal installments of $1,250,000 on the 21st day of each March, June, September and December beginning on September 21, 2012. The Partnership obtained a waiver from the Lender of the December 2012 principal payment and resumed making the quarterly principal payments in accordance with the terms of the Second Amended Loan Agreement in March 2013.

The Partnership utilized the Brockhoeft Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allows the Partnership to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Partnership used the Brockhoeft Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments. As of December 31, 2013 and 2012, approximately $10.0 million and $13.8 million in principal was outstanding under the Brockhoeft Credit Facility, respectively. Interest expense associated with the Brockhoeft Credit Facility was approximately $1.2 million for the year ended December 31, 2013 and $1.5 million for each of the years ended December 31, 2012 and 2011.

LegacyTX Credit Facility

On March 21, 2014, the Partnership entered into a loan agreement with LegacyTexas Bank (“LegacyTexas”), pursuant to which LegacyTexas provided the Partnership with an aggregate credit facility of up to $15 million (the “LegacyTX Credit Facility”), consisting of a term loan in the original principal amount of $10.0 million (the “Term Loan”) and a revolving line of credit in the maximum principal amount of $5.0 million (the “Line of Credit”). The interest rate on the Term Loan is equal to 6% per annum, and the interest rate on the Line of Credit is equal to the greater of (1) the prime rate plus 1% per annum, or (2) 6% per annum. Accrued interest on the outstanding principal amount of the LegacyTX Credit Facility is payable monthly. The Term Loan requires the Partnership to make quarterly principal payments in the amount of $1.25 million on March 21, June 21, September 21 and December 21 of each year that the Term Loan is outstanding. The LegacyTX Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets.

The Term Loan matures on March 21, 2016. In consideration of LegacyTexas originating the Term Loan, the Partnership paid the bank a commitment fee in the amount of $100,000, which is being amortized over the life of the Term Loan. The Line of Credit matures on March 21, 2015. In consideration of LegacyTexas originating the Line of Credit, the Partnership paid the bank a commitment fee in the amount of $50,000, which is being amortized over the life of the Line of Credit.

The Partnership intends to utilize the LegacyTX Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allows the Partnership to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Partnership intends to use the LegacyTX Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments. Proceeds from the operations of the Partnership will be used to repay the LegacyTX Credit Facility.

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

We will not engage in the following activities:

•	acquire assets in exchange for units of limited partnership interest;
•	issue units of limited partnership interest after the termination of the Offering, except for units offered pursuant to our Secondary DRIP; or
•	make loans to our general partner or its affiliates except as permitted by our Partnership Agreement and the NASAA Mortgage Program Guidelines. Such loans are permitted under our Partnership Agreement and the NASAA Mortgage Program Guidelines if an independent advisor issues an opinion to the effect that the proposed loan is fair and at least as favorable to us as a loan to an unaffiliated borrower in similar circumstances.

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

Our general partner, who makes all of our investment decisions, is responsible for managing our affairs on a day-to-day basis and for identifying and making loans on our behalf. UMT Holdings holds 99.9% of the limited partnership interests in our general partner. UMT Services owns the remaining 0.1% of the limited partnership interests in our general partner and serves as its general partner. Theodore “Todd” F. Etter, Jr. and Hollis M. Greenlaw, who are directors of UMT Services, own 100% of the equity interests in UMT Services. UMT Services is the general partner and owns 0.1% of the limited partnership interests in UMT Holdings. The remaining 99.9% of the limited partnership interests in UMT Holdings are held as follows as of December 31, 2013: Todd F. Etter (30.00%), Hollis M. Greenlaw (30.00%), Craig A. Pettit (5.00%), Christine A. Griffin (1.95%), Timothy J. Kopacka (4.84%), William E. Lowe (1.06%), Michael K. Wilson (7.41%), Ben L. Wissink (10.09%), Cara D. Obert (4.82%) and Melissa H. Youngblood (4.83%). For more information regarding the relationships of our key personnel to our general partner and its affiliates, see the diagram below and “Item 10, Directors, Executive Officers and Corporate Governance – Key Personnel.”

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

(1)	Todd F. Etter and Hollis M. Greenlaw each own one-half of the equity interests in UMT Services. Messrs. Etter and Greenlaw and Michael K. Wilson serve as directors of UMT Services. UMT Services serves as general partner of UMTH General Services, L.P. (“General Services”), an affiliate of our general partner, Land Development.

(2)	UMT Services serves as the general partner and owns 0.1% of the limited partnership interests in UMT Holdings. The remaining 99.9% of the limited partnership interests in UMT Holdings are held as follows as of December 31, 2012: Todd F. Etter (30.00%), Hollis M. Greenlaw (30.00%), Craig A. Pettit (5.00%), Christine A. Griffin (1.95%), Timothy J. Kopacka (4.84%), William E. Lowe (1.06%), Michael K. Wilson (7.41%), Ben L. Wissink (10.09%), Cara D. Obert (4.82%) and Melissa H. Youngblood (4.83%).

(3)	UMT Services serves as the general partner and owns 0.1% of the limited partnership interests in each of General Services and Land Development. UMT Holdings owns the remaining 99.9% of the limited partnership interests in each of General Services and Land Development, our general partner. Land Development also serves as the asset manager for UDF I, UDF II, UDF IV and UDF LOF.

(4)	United Development Funding, Inc. is owned 33.75% by each of Messrs. Greenlaw and Etter, 22.5% by Mr. Kopacka, and 10% by Ms. Griffin.

(5)	United Development Funding II, Inc. is owned 50% by each of Messrs. Etter and Greenlaw.

(6)	Land Development owns 100% of the general partnership and limited partnership interests in UDF Land GenPar, L.P.

(7)	General Services serves as the advisor for UMT.

(8)	United Development Funding, Inc. serves as general partner for UDF I and owns a 0.02% general partnership interest, Land Development owns a 49.99% subordinated profits interest, and unaffiliated limited partners own the remaining 49.99% of the interests in UDF I.

(9)	United Development Funding II, Inc. serves as general partner for UDF II and owns a 0.1% general partnership interest, Land Development owns a 49.95% subordinated profits interest, and unaffiliated limited partners own the remaining 49.95% of the interests in UDF II.

(10)	Land Development serves as our general partner and holds a 0.01% general partner interest. Approximately 8,900 limited partners, as of December 31, 2013, own 99.99% of our limited partnership units.

(11)	UDF Land GenPar, L.P. serves as the general partner for UDF LOF and holds a 0.01% general partnership interest. UDF Land GenPar, L.P. also holds a subordinated profit participation interest in UDF LOF. The investors who purchased units in the private offering by UDF LOF own 99.9% of the limited partnership interests. As of December 31, 2013, approximately 610 limited partners held interests in UDF LOF.

(12)	General Services serves as the advisor to UDF IV. Land Development serves as the asset manager to UDF IV. UMT Holdings owns 10,000 of UDF IV’s shares of beneficial interest as of December 31, 2013.

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

Housing Industry

After five years of declines, particularly in geographic areas that had previously experienced rapid growth, steep increases in property values and speculation, the U.S. housing market has seen positive trends in 2012 and 2013.  In 2009, the homebuilding industry was focused on further reducing supply and inventory overhang of new single-family homes. In 2010, national and regional homebuilders increased the number of homes constructed from the number constructed in 2009. In 2011, the number of new homes constructed fell slightly from 2010 as homebuilders adjusted to the expiration of the federal homebuyer tax credit, which we believe pulled demand forward at the expense of the following sales season. We believe that while demand for new homes was affected across the country by the general decline of the housing industry, the housing markets in the geographic areas in which we have invested and intend to invest have not been impacted as greatly. Further, we believe that, as a result of the inventory reductions and corresponding lack of development over the past few years, the supply of new homes and finished lots has generally aligned with market demand in most real estate markets. Home starts increased in 2013 to 923,000, the highest level since 2007, and we expect that more homes will be started in 2014 than in 2013 as homebuilders meet increasing demand. We also believe that we will see continued demand for our products in 2014.

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

Real estate financing is a very competitive industry. Our principal competitors are mortgage banks and other lenders. We also compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, real estate investment trusts, other real estate limited partnerships, institutional investors, homebuilders, developers and other entities engaged in real estate investment activities, many of which have greater resources than we do. Banks and larger real estate programs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the proliferation of the Internet as a tool for loan origination has made it very inexpensive for new competitors to participate in the real estate finance industry. Our ability to make or purchase a sufficient number of loans and investments to meet our objectives will depend on the extent to which we can compete successfully against these other lenders, including lenders that may have greater financial or marketing resources, greater name recognition or larger customer bases than we have. Our competitors may be able to undertake more effective marketing campaigns or adopt more aggressive pricing policies than we can, which may make it more difficult for us to attract customers. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

Deterioration in the homebuilding industry or economic conditions could decrease demand and pricing for new homes and residential home lots and have additional adverse effects on our operations and financial results.

Developers to whom we make loans and with whom we enter into subordinate debt positions will use the proceeds of our loans and investments to develop raw real estate into residential home lots. The developers obtain the money to repay our development loans by selling the residential home lots to homebuilders or individuals who build single-family residences on the lots, or by obtaining replacement financing from other lenders. The developer’s ability to repay our loans is based primarily on the amount of money generated by the developer’s sale of its inventory of single-family residential lots.

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

These conditions may exist on a national scale or may affect some of the regions or markets in which we operate more than others. An oversupply of alternatives to new homes, such as existing homes, including homes held for sale by investors and speculators, foreclosed homes, and rental properties, can also reduce the homebuilder’s ability to sell new homes, depress new home prices, and reduce homebuilder margins on the sales of new homes, which likely would reduce the amount and price of the residential home lots sold by the homebuilders purchasing lots from developers to which we have loaned money and/or increase the absorption period in which such lots are purchased.

Historically, the homebuilding industry uses expectations for future volume growth as the basis for determining the optimum amount of land and lots to own. The U.S. housing market suffered declines in 2006 and further deteriorated in 2007, 2008 and 2009, particularly in geographic areas that had experienced rapid growth, steep increases in property values and speculation. We believe that the homebuilding industry significantly slowed its purchases of land and lots over that time as part of its strategy to reduce inventory to better match the reduced rate of production.

The majority of our investment activities are in the Southeast and Southwest sections of the United States, particularly in Texas. Deterioration of homebuilding conditions or in the broader economic conditions of the markets where we operate could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our limited partners. We believe that housing market conditions will continue to be challenging and we cannot predict the duration or ultimate severity of these challenges. Our operations could be negatively affected to the extent that any housing industry downturn is prolonged or becomes more severe. The reduction in availability of mortgage financing and the volatility and reduction in liquidity in the financial markets may adversely affect our business, and the duration and ultimate severity of the effects are uncertain.

We believe that, since 2007, the mortgage lending industry has experienced significant instability due to, among other things, defaults on subprime loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums. Deterioration in credit quality among subprime and other nonconforming loans has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not conforming loans, FHA/VA-eligible loans or jumbo loans (which meet conforming underwriting guidelines other than loan size). Fewer loan products and tighter loan qualifications and any other limitations or restrictions on the availability of those types of financings in turn make it more difficult for some borrowers to finance the purchase of new homes and for some buyers of existing homes from move-up new home buyers to finance the purchase of the move-up new home buyer’s existing home. These factors have served to reduce the affordability of homes and the pool of qualified homebuyers and made it more difficult to sell to first time and first time move-up buyers which have long made up a substantial part of the affordable housing market. These reductions in demand would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our limited partners, and the duration and severity of the effects remain uncertain.

We also believe that the liquidity provided by Fannie Mae (Federal National Mortgage Association) and Freddie Mac (Federal Home Loan Mortgage Corporation) (“Government Sponsored Enterprises” or “GSEs”) to the mortgage industry is very important to the housing market. The director of the Federal Housing Finance Agency (“FHFA”), James B. Lockhart III, on September 7, 2008 announced his decision to place Fannie Mae and Freddie Mac into a conservatorship run by FHFA. That plan contained three measures: an increase in the line-of-credit available to the GSEs from the U.S. Treasury, so as to provide liquidity; the right of the U.S. Treasury to purchase equity in the GSEs, so as to provide capital; and a consultative role for the Federal Reserve in a reformed GSE regulatory system. The U.S. Treasury further announced an additional increase in the line-of-credit for the GSEs, guaranteeing the backing of all losses suffered by these enterprises. The U.S. Treasury’s support of the two GSEs while under conservatorship of the FHFA was intended to promote stability in the secondary mortgage market and lower the cost of funding. The GSEs modestly increased their mortgage-backed securities portfolios through the end of 2009. To address systemic risk, in 2010 their portfolios began to be gradually reduced, largely through natural run off, and will eventually stabilize at a lower, less risky size. Any limitations or restrictions on the availability of financing or on the liquidity provided by such enterprises could adversely affect interest rates and mortgage availability and could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our limited partners.

The homebuilding industry’s strategies in response to the adverse conditions in the industry have had limited success, and the continued implementation of these and other strategies may not be successful.

We believe that since the downturn began, most homebuilders have been focused on generating positive operating cash flow, resizing and reshaping their product for a more price-conscious consumer and adjusting finished new home inventories to meet demand, and did so in many cases by significantly reducing the new home prices and increasing the level of sales incentives. After reaching a peak of approximately 1,283,000 new home sales in 2005, new home sales declined each year, year-over-year, to a low of approximately 306,000 new home sales in 2011 before rising to 368,000 in 2012 and 428,000 in 2013. We believe that the decline in new home sales was largely due to a decrease in consumer confidence, due principally to home price declines, elevated unemployment, and slow wage growth as well as the negative national housing, financial industry, and economic news. A more restrictive mortgage lending environment, unemployment and the inability of some buyers to sell their existing homes have also impacted new home sales. Many of the factors that affect new home sales are beyond the control of the homebuilding industry. A decrease in the number of new homes sold may increase the likelihood of defaults on our loans and, consequently, may reduce our ability to pay distributions to our limited partners.

Increases in interest rates, reductions in mortgage availability or increases in other costs of owning a home could prevent potential customers from buying new homes and adversely affect our business or our financial results.

Demand for new homes is sensitive to changes in housing affordability. Most new home purchasers finance their home purchases through lenders providing mortgage financing. Since 2007, the mortgage lending industry has experienced significant instability. As a result of increased default rates and governmental initiatives to improve capital ratios, many mortgage lenders have tightened credit requirements and reduced residential mortgage lending. Fewer loan products, stricter loan qualification standards, and higher down payment requirements have made it more difficult for many potential homebuyers to finance the purchase of homes. Increases in interest rates may make houses more difficult to afford. Lack of availability of mortgage financing at acceptable rates reduces demand for homes.

Even if potential customers do not need financing, changes in interest rates and the availability of mortgage financing products may make it harder for them to sell their current homes to potential buyers who need financing.

A reduction in the demand for new homes may reduce the amount and price of the residential home lots sold by the homebuilders and developers to which we loan money and/or increase the absorption period in which such home lots are purchased and, consequently, increase the likelihood of defaults on our loans.

We may suffer from delays in locating suitable investments, particularly as a result of the economic environment and capital constraints, which could adversely affect the return on limited partners’ investments.

We could suffer from delays in locating suitable investments, particularly as a result of the current economic environment, capital constraints and our reliance on our general partner, particularly at a time when management of our general partner is simultaneously seeking to locate suitable investments for other programs, and referrals by borrowers, developers, commercial lenders, homebuilders and other referral sources. Capital constraints at the heart of the recent credit crisis have reduced the number of real estate lenders able or willing to finance development, construction and the purchase of homes, thus reducing the number of homebuilders and developers that are able to receive such financing. In the event that homebuilders and developers fail or reduce the number of their development and homebuilding projects, resulting in a reduction of new loan applicants, or the supply of referrals by borrowers, developers, commercial lenders and homebuilders decreases, the availability of investments for us would also decrease. Such decreases in the demand for secured loans could leave us with excess cash. In such instances, we plan to make short-term, interim investments with proceeds available from sales of units and hold these interim investments, pending investment in suitable loans. Interest returns on these interim investments are usually lower than on secured loans, which may reduce our ability to pay distributions to our limited partners, depending on how long these interim investments are held.

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

Developers to whom we make loans and with whom we enter into subordinate debt positions will use the proceeds of our loans and investments to develop raw real estate into residential home lots. The developers obtain the money to repay our loans by reselling the residential home lots to homebuilders or individuals who build single-family residences on the lots or by obtaining replacement financing from other lenders. The developer’s ability to repay our loans is based primarily on the amount of money generated by the developer’s sale of their inventory of residential lots. If interest rates increase and/or consumer mortgage credit standards tighten, the demand for single-family residences is likely to decrease. In such an interest rate and/or mortgage climate, developers to whom we have loaned money may be unable to generate sufficient income from the sale of residential lots to repay our loans. Accordingly, increases in single-family mortgage interest rates and/or the tightening of consumer mortgage credit standards could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our limited partners.

Adverse market and economic conditions will negatively affect our returns and profitability.

Our results are sensitive to changes in market and economic conditions such as the level of employment, consumer confidence, consumer income, the availability of consumer and commercial financing, interest rate levels, supply of new and existing homes, supply of finished lots and the costs associated with constructing new homes and developing land. We may be affected by market and economic challenges, including the following, any of which may result from a continued or exacerbated general economic slowdown experienced by the nation as a whole or by the local economies where properties subject to our mortgage loans may be located:

•	poor economic conditions resulting in a slowing of new home sales and corresponding lot purchases by builders, further resulting in defaults by borrowers under our secured loans;
•	job transfers and layoffs causing new home sales to decrease;
•	lack of liquidity in the secondary mortgage market;
•	tighter credit standards for homebuyers;
•	general unavailability of commercial credit; and
•	illiquidity of financial institutions.

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

All of the loans we have made and, we expect, all of the loans we will make, are or will be secured by (1) a first or subordinate lien on the real property to be developed, (2) a pledge of some or all of the equity interests in the developer entity or other parent entity that owns the developer entity (so-called “mezzanine loans”), (3) personal guarantees of the principals or guarantees of operating entities in connection with our mortgage loans, and/or (4) by a pledge of other assets owned by the borrower or developer. To the extent that the value of the property that serves as security for these loans or investments is lower than we expect, the value of our assets, and consequently our ability to pay distributions to our limited partners, will be adversely affected.

We are subject to the general market risks associated with real estate development.

Our financial performance depends on the successful development and sale of the real estate parcels that serve as security for the loans we make to developers and that will be the subject of our participation agreements with borrowers. As a result, we are subject to the general market risks of real estate development, including weather conditions, the price and availability of materials used in the development of the lots, environmental liabilities and zoning laws, and numerous other factors that may materially and adversely affect the success of the development projects. In the event the market softens, the developer may require additional funding and such funding may not be available. In addition, if the market softens, the amount of capital required to be advanced and the required marketing time for such development may both increase, and the developer’s incentive to complete a particular real estate development may decrease. Such circumstances may reduce our profitability and the return on the limited partners’ investments.

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

If we lose or are unable to obtain key personnel, or one or more of our key personnel decides to compete with us, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our limited partners’ investments.

Our success depends to a significant degree on the diligence, experience and skill of certain executive officers and other certain key personnel of our general partner, including Todd F. Etter, Hollis M. Greenlaw, Michael K. Wilson, Ben L. Wissink, Melissa H. Youngblood and Cara D. Obert. Although our general partner or its affiliates have employment contracts with key personnel, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our general partner or its affiliates. Our general partner, or affiliates of our general partner, have obtained a key person life insurance policy on Mr. Hollis M. Greenlaw. We have not obtained life insurance policies on any other key personnel involved in our operations and, therefore, have no insulation against extraneous events that may adversely affect their ability to implement our investment strategies. We believe that our future success depends, in large part, upon our general partner’s ability to hire and retain highly skilled personnel. Competition for these personnel is intense, and we cannot assure limited partners that we will be successful in attracting and retaining such personnel. The loss of any key person could harm our business, financial condition, cash flow and results of operations. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategy could be delayed or hindered.

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

Our general partner and its affiliates may engage in additional real estate-related activities in the future, including the activities in which we engage, and may form new entities to engage in these activities. If new companies are formed for the purpose of engaging in the businesses in which we engage, including United Development Funding Income Fund V (“UDF V”), a Maryland real estate investment trust that is seeking to register its initial public offering of shares pursuant to a Registration Statement on Form S-11 that is currently in registration with the SEC, our founders intend to allocate investment opportunities among us, UDF I, UDF II, UDF IV, UDF LOF and the new entities equitably. However, we cannot assure limited partners that we will be able to participate in all or any investment opportunities in which such other companies participate, on an equitable basis or otherwise.

Certain of the principals of our general partner will face conflicts of interest relating to the extension and purchase of loans, and such conflicts may not be resolved in our favor.

Certain of the principals of our general partner, including Mr. Etter, Mr. Greenlaw, Michael K. Wilson, Ben L. Wissink, Melissa H. Youngblood and Cara D. Obert, are also principals, directors, employees, officers and equity holders of other entities, including UDF I, UDF II, UDF IV, UDF LOF, UMT Holdings and UMT Services, and they may also in the future hold positions with, and interests in, other entities engaged in real estate activities, including UDF V. These multiple responsibilities may create conflicts of interest for these individuals if they are presented with opportunities that may benefit us and their other affiliates. These individuals may be incentivized to allocate opportunities to other entities rather than to us if they are more highly compensated based on investments made by other entities. In determining which opportunities to allocate to us and to their other affiliates, these individuals will consider the investment strategy and guidelines of each entity. Because we cannot predict the precise circumstances under which future potential conflicts may arise, we intend to address potential conflicts on a case-by-case basis. There is a risk that our general partner will choose an investment for us that provides lower returns to us than a loan made by one of our affiliates. Our Partnership Agreement provides that it shall be deemed not to be a breach of any obligation our general partner has to us or our limited partners for the general partner or its affiliates to engage in other business activities in preference to or to the exclusion of us. The Partnership Agreement also expressly states that the general partner has no obligation to present business opportunities to us.

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

As of December 31, 2013, we have not entered into any joint ventures. As of December 31, 2013, we have co-invested in 1 loan originated by an affiliate, UMT, with an outstanding balance of approximately $70.8 million. In addition, as of December 31, 2013, one affiliate, UDF IV, has participated in 7 loans we have originated for approximately $20.8 million, and another affiliate, UDF LOF, has participated in 3 loans we have originated for approximately $12.7 million. See “Item 13, Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons” for further discussion of these investments.

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

Any investor requesting repurchase of their units pursuant to our unit redemption program will be required to certify to us that such investor acquired the units by either (1) a purchase directly from us or (2) a transfer from the original subscriber by way of a bona fide gift not for value to, or for the benefit of, a member of the subscriber’s immediate or extended family or through a transfer to a custodian, trustee or other fiduciary for the account of the subscriber or his/her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or by operation of law. Limited partners should also be fully aware that our unit redemption program contains certain restrictions and limitations. Effective May 16, 2013, the unit redemption program was limited only to the death or other involuntary exigent circumstances of a limited partner.

We will not redeem in excess of 5% of the weighted average number of units outstanding during the 12-month period immediately prior to the date of redemption. In addition, the cash available for redemption generally will be limited to 1% of the operating cash flow from the previous fiscal year, plus any net proceeds from our distribution reinvestment plan. Further, our general partner reserves the right to terminate, suspend, or amend the unit redemption program at any time. Effective June 30, 2009, in order to conserve cash and in response to increasing requests for redemptions, we limited our redemptions primarily to those requested as a result of death, disability and exigent circumstances, to the extent our general partner determines there are sufficient funds to redeem units. No units were redeemed from May 2010 through March 2012. In April and July 2012, our general partner determined that the Partnership had sufficient excess cash from operations to repurchase some units as a result of the deaths of limited partners. No units were redeemed from August 2012 through April 2013. In May 2013, our general partner determined that the Partnership had sufficient excess cash from operations to repurchase all outstanding units under repurchase requests resulting from the deaths of limited partners received by the Partnership through the end of April 2013. In addition, the Partnership began repurchasing units for redemption requests resulting from involuntary exigent circumstances effective May 16, 2013.

Our general partner will determine from time to time whether the Partnership has sufficient excess cash from operations to repurchase units, and there is no guarantee that the Partnership will repurchase any additional units in the future. Therefore, limited partners should not assume that they will be able to sell any of their units back to us pursuant to our unit redemption program.

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

The purchase price for the units redeemed because of involuntary exigent circumstances, for the period beginning after a limited partner has held the units for a period of one year, will be (1) 92% of the purchase price actually paid for any units held less than two years, (2) 94% of the purchase price actually paid for any units held for at least two years but less than three years, (3) 96% of the purchase price actually paid for any units held at least three years but less than four years, (4) 98% of the purchase price actually paid for any units held at least four years but less than five years and (5) the lesser of the purchase price actually paid for any units held at least five years or the Estimated Unit Value. The purchase price for units redeemed upon the death of a limited partner will be the lesser of (1) the price the limited partner actually paid for the units or (2) the Estimated Unit Value. The purchase price for any redeemed units will be offset by any net proceeds from capital transactions previously distributed to the limited partner, or his or her estate, in respect of such units as a return of capital contributions. Accordingly, our limited partners would likely receive less by selling their units back to us than they would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

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

There are no limitations on our general partner’s ability to declare distributions in excess of available cash. We may fund our distributions from borrowings and the amount of distributions paid at any time may not reflect current cash flow from our investments. To the extent distributions are paid from borrowings, we will have less capital available to invest in mortgage loans, which may negatively impact our ability to make investments and substantially reduce current returns to our limited partners. We cannot assure limited partners that sufficient cash will be available to pay distributions to limited partners.

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

We may invest up to 25% of the gross offering proceeds in loans to purchase unimproved land, and as of December 31, 2013, we have invested 2% of the gross offering proceeds in such loans. For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics: (a) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

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

We expect that we will be the junior lender with respect to many of our loans. We may invest in (a) second mortgage loans (some of which are also secured by pledges), which investments represent 1% of the gross offering proceeds as of December 31, 2013; (b) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 56% of the gross offering proceeds as of December 31, 2013; (c) mezzanine loans (which are secured by pledges), which investments represent 26% of the gross offering proceeds as of December 31, 2013; and (d) wraparound mortgage loans, which investments represent 0% of the gross offering proceeds as of December 31, 2013. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Substantially all of our loans will require balloon payments or reductions to principal tied to net cash, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any), and as of December 31, 2013, 100% of our loans have balloon payments or reductions to principal tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to a greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We have made and will continue to make and acquire interest-only loans or loans requiring reductions to accrued interest tied to net cash, and as of December 31, 2013, 100% of the loans we have made and acquired are interest-only loans or loans requiring reductions to accrued interest tied to net cash. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans, which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing mortgage loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrower’s monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less diversity and may increase risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 5% of the total amount raised in the Offering, or (b) $2.5 million to $12.5 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our investments in loans to or from any one borrower will not exceed an amount greater than 20% of the total capital contributions raised in the Offering, and as of December 31, 2013, our largest investment in a loan to or from any one borrower was equal to 16% of the total capital contributions raised in the offering. Our investments in loans to or from any one borrower are calculated based on the aggregate amount of capital contributions raised in the Offering actually used to make or invest in loans with such borrower.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of December 31, 2013, we have invested 50% of our offering proceeds in 12 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

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

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as of December 31, 2013, the highest interest rate we have charged on an annualized basis is 18%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our limited partners.

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

While we intend to enter into loans and agreements with respect to properties throughout the United States, we have thus far funded loans relating to properties located in Texas, Colorado and Arizona. If the residential real estate market or general economic conditions in these geographic areas decline, the developers’ ability to sell completed project parcels located in these areas may be impaired, we may experience a greater rate of default on the loans we make with respect to properties in these areas and the value of the parcels that secure our loans in these areas could decline. Any of these events could materially adversely affect our business, financial condition or results of operations more so than if our investments were more geographically diversified.

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

Limited partners will be required to report their allocable share of our taxable income on their individual income tax return regardless of whether they have received any cash distributions from us. It is possible that limited partners’ units will be allocated taxable income in excess of their cash distributions. We have established reserves for working capital, our redemption programs and to recover some of the organization and offering expenses incurred in connection with the Offering. The establishment and maintenance of these reserves reduces the amount of cash otherwise distributable to limited partners and could result in limited partners being distributed less cash than the taxable income allocated to them. Further, if limited partners participate in our Secondary DRIP, they will be allocated their share of our net income, including net income allocable to units acquired pursuant to our Secondary DRIP, even though they will receive no cash distributions from us. We cannot assure limited partners that cash flow will be available for distribution in any year. As a result, limited partners may have to use funds from other sources to pay their tax liability.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our limited partnership units, and we do not expect that one will develop. This illiquidity creates a risk that a limited partner may not be able to sell units at a time or price acceptable to the limited partner. In February 2009, the Financial Industry Regulatory Authority (“FINRA”) issued a notice to broker-dealers that sell units of non-traded real estate direct participation programs, such as the Partnership’s. This notice informed broker-dealers that they may not report in a customer account statement an estimated unit value that is developed from data more than 18 months old, which in effect requires non-traded direct participation programs to provide broker-dealers with an estimated value per unit of limited partnership interest within 18 months of the completion of their offering stage. We completed our offering stage in April 2009. Accordingly, to meet FINRA guidelines, on each of October 22, 2010, March 6, 2012 and September 6, 2013, Land Development, our general partner, approved an estimated value of our units of limited partnership interest equal to $20.00 per unit. In making a determination of the estimated value of our units, Land Development assessed our assets, less liabilities, per unit and the execution of our business model set forth in the prospectus regarding our initial public offering of limited partnership interests. Land Development also engaged an independent firm specializing in the valuation of businesses, partnerships and intellectual property, which derived a range of estimated values per unit using various valuation analyses. The estimated value per unit determined by Land Development is within the range of values derived by the independent firm.

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

The value of the Partnership’s units will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. The Partnership will update the estimated unit value from time to time, and our general partner may engage an independent valuation firm to assist in this valuation. The Partnership currently expects to update its estimated unit value within 12 to 18 months of September 6, 2013, unless earlier required pursuant to applicable regulations, which may also require a different valuation methodology than the methodology previously used by the Partnership.

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

No units were redeemed from May 2010 through March 2012. In April and July 2012, our general partner determined that the Partnership had sufficient excess cash from operations to repurchase some units as a result of the deaths of limited partners. No units were redeemed from August 2012 through April 2013. In May 2013, our general partner determined that the Partnership had sufficient excess cash from operations to repurchase all outstanding units under repurchase requests resulting from the deaths of limited partners received by the Partnership through the end of April 2013. In addition, the Partnership began repurchasing units for redemption requests resulting from involuntary exigent circumstances effective May 16, 2013.

Our general partner will determine from time to time whether the Partnership has sufficient excess cash from operations to repurchase units. As stated above, effective May 16, 2013, the unit redemption program was limited only to the death or other involuntary exigent circumstances of a limited partner. Therefore, limited partners wishing to redeem their units after such date may do so only pursuant to Sections 9.6 and 11.3(f) of the Partnership Agreement. Under such sections of the Partnership Agreement, any limited partner (an “Electing Partner”) may provide written notice to the Partnership of its election to receive its share of any future net capital proceeds (the “Net Capital Proceeds Distribution Program”) received by the Partnership that the Partnership decides to reinvest in additional loans. If the Partnership ultimately decides to not reinvest net capital proceeds received by the Partnership in additional loans, such net capital proceeds shall not be eligible to be paid to Electing Partners pursuant to the Net Capital Proceeds Distribution Program, but shall be distributed in accordance with the other distribution provisions of the Partnership Agreement. The election to participate in the Net Capital Proceeds Distribution Program will automatically and immediately cause the withdrawal of all of the Electing Partner’s pending requests for redemption pursuant to the Partnership’s unit redemption program, and the Electing Partner shall not be eligible to make any further requests for redemption pursuant to the unit redemption program. For the year ended December 31, 2013, we redeemed approximately 178,000 units as a result of the deaths of limited partners for $3.6 million (an average repurchase price of approximately $20.00 per unit), and approximately 15,000 units as a result of involuntary exigent circumstances for $295,000 (an average repurchase price of approximately $20.00 per unit). For the year ended December 31, 2013, we redeemed approximately 3,000 units pursuant to our Net Capital Proceeds Distribution Program for $56,000 (an average repurchase price of approximately $20.00 per unit). For further discussion of redemptions, see Note I, “Unit Redemption Program and Net Capital Proceeds Distribution Program” to our accompanying financial statements.

The Partnership complies with FASB ASC 480-10, Distinguishing Liabilities from Equity, which requires, among other things, that financial instruments that represent a mandatory obligation of the Partnership to repurchase limited partnership units be classified as liabilities and reported at settlement value. We believe that limited partnership units tendered for redemption by the unit holder under the Partnership’s unit redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our general partner, and that limited partnership units tendered for redemption by the unit holder under the Net Capital Proceeds Distribution Program do not represent a mandatory obligation until our general partner determines, in its sole discretion, to reinvest net capital proceeds received by the Partnership in additional loans. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of December 31, 2013, we did not have any approved redemption requests included in our liabilities.

Holders

As of March 20, 2014, we had 19,209,305 limited partnership units outstanding that were held by a total of approximately 8,900 limited partners.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan pursuant to which investors may elect to have a portion of the full amount of their distributions from us reinvested in additional units. As of December 31, 2013, we were offering 5,000,000 units for sale pursuant to our Secondary DRIP at $20.00 per unit, which will be available until we sell all $100,000,000 worth of units being offered pursuant to the Secondary DRIP; provided, however, that our general partner may terminate the offering of units pursuant to the Secondary DRIP at any earlier time.

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

The chart below summarizes the aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of December 31, 2013 and 2012:

	As of December 31,
	2013		2012
General Partner	$24,024,000	(1)	$19,767,000	(2)
Limited Partners	197,588,000	(3)	160,674,000	(4)
Retained Earnings Reserve	6,663,000		6,880,000
Retained Earnings Deficit	(15,323,000)		(11,211,000)

(1)	approximately $24.0 million paid in cash.

(2)	approximately $19.8 million paid in cash.

(3)	approximately $134.3 million paid in cash and approximately $63.3 million reinvested in 3,163,293 units of limited partnership interest under our DRIP and Secondary DRIP.

(4)	approximately $107.4 million paid in cash and approximately $53.3 million reinvested in 2,663,191 units of limited partnership interest under our DRIP and Secondary DRIP.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets, including the distributions to our general partner described above, and the general and administrative – related parties expenses for the years ended December 31, 2013 and 2012. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

	For the Years Ended December 31,
	2013	2012
Payments to General Partner and Related Parties	$6,515,000	$8,960,000
Total General and Administrative Expenses to General Partner and Related Parties	$5,352,000	$2,758,000

For the year ended December 31, 2013, we have made the following distributions to our limited partners:

Period Ended	Date Paid	Distribution Amount
December 31, 2012	January 24, 2013	$3,113,109
January 31, 2013	February 22, 2013	3,120,065
February 28, 2013	March 22, 2013	2,824,183
March 31, 2013	April 24, 2013	3,134,189
April 30, 2013	May 24, 2013	3,038,860
May 31, 2013	June 24, 2013	3,146,452
June 30, 2013	July 24, 2013	3,023,666
July 31, 2013	August 23, 2013	3,129,405
August 31, 2013	September 24, 2013	3,136,466
September 30, 2013	October 24, 2013	3,041,728
October 31, 2013	November 22, 2013	3,149,845
November 30, 2013	December 24, 2013	3,055,614
		$36,913,582

For the year ended December 31, 2013, we paid distributions of $36,913,582 ($26,911,549 in cash and $10,002,033 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $43,733,833. For the year ended December 31, 2012, we paid distributions of $36,217,790 ($25,849,039 in cash and $10,368,751 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $48,600,354. For the period from our inception through December 31, 2013, we paid distributions of approximately $197.6 million (approximately $134.3 million in cash and approximately $63.3 million in limited partnership units pursuant to our DRIP and Secondary DRIP), as compared to cumulative cash flows from operations of approximately $243.5 million and cumulative net income of approximately $231.4 million.

The distributions to our limited partners paid during the years ended December 31, 2013 and 2012, along with the amount of distributions reinvested pursuant to our Secondary DRIP and the sources of our distributions were as follows:

	For the Years Ended December 31,
	2013		2012
Distributions paid in cash	$26,911,549		$25,849,039
Distributions reinvested	10,002,033		10,368,751
Total distributions	$36,913,582		$36,217,790
Source of distributions:
Cash flows from operations	$36,913,582	100%	$36,217,790	100%
Total sources	$36,913,582	100%	$36,217,790	100%

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

On July 3, 2006, we accepted our initial public subscribers as limited partners. Since such time, we admitted new investors at least monthly until the Primary Offering was terminated on April 23, 2009. As of December 31, 2013, we had issued an aggregate of 19,131,748 units of limited partnership interest in the Primary Offering, the DRIP and the Secondary DRIP, consisting of 16,499,994 units that have been issued to our limited partners pursuant to the Primary Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 2,447,033 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $48.9 million, minus 531,539 units of limited partnership interest that have been repurchased pursuant to our unit redemption and net capital proceeds distribution programs for approximately $10.6 million. Of the offering costs paid as of December 31, 2013, approximately $11.2 million was paid to our general partner or its affiliates for organizational and offering expenses, and approximately $28.4 million was paid to non-affiliates for commissions and dealer fees.

As of December 31, 2013, we had used the proceeds from the Primary Offering, the DRIP and the Secondary DRIP to originate 61 loans, including 34 loans that have been repaid in full by the respective borrower, totaling approximately $598.6 million. We have approximately $36.9 million of commitments to be funded, including approximately $17.7 million of commitments for mortgage notes receivable – related parties and $11.2 million for participation interest – related party. As of December 31, 2013, we have paid our general partner approximately $10.6 million for acquisition and origination fee expenses associated with the mortgage notes receivable.

Item 6. Selected Financial Data.

We present below selected financial information. This information reflects out-of-period adjustments recorded during the year ended December 31, 2013 that should have been recorded in prior years. The impact of the out-of-period adjustments was immaterial to the balance sheets and statements of operations for each fiscal year affected by the adjustments. These out-of-period adjustments are discussed in further detail in Note C to the accompanying financial statements. We encourage investors to read the financial statements and the notes accompanying the financial statements included in this Annual Report. This select financial information is not intended to be a replacement for the financial statements.

	Years Ended December 31,
	2013	2012	2011	2010	2009
OPERATING DATA
Revenues	$53,057,846	$53,159,213	$51,426,947	$49,023,295	$43,995,547
Expenses	12,054,629	10,858,480	9,252,394	8,930,822	7,274,965
Net income	$41,003,217	$42,300,733	$42,174,553	$40,092,473	$36,720,582
Earnings per limited partnership unit, basic and diluted	$1.94	$2.04	$2.09	$2.05	$1.96

	As of December 31,
	2013	2012	2011	2010	2009
BALANCE SHEET DATA
Mortgage notes receivable, net	$254,967,550	$226,908,530	$224,471,362	$220,804,130	$202,437,145
Mortgage notes receivable – related parties, net	27,750,328	49,021,242	52,027,407	54,622,666	51,973,747
Participation interest – related party, net	70,835,104	75,188,457	66,150,523	57,851,492	54,726,000
Other assets	11,272,551	12,210,643	13,332,871	10,722,984	18,140,258
Total assets	$364,825,533	$363,328,872	$355,982,163	$344,001,272	$327,277,150

Line-of-credit	$10,000,000	$13,750,000	$15,000,000	$15,000,000	$15,000,000
Accrued liabilities – related parties	1,397,532	2,054,894	3,507,212	3,678,858	3,003,890
Distributions payable	-	-	1,552,450	2,983,217	-
Other liabilities	308,045	322,760	398,759	340,720	230,552
Total liabilities	11,705,577	16,127,654	20,458,421	22,002,795	18,234,442
Partners' capital	353,119,956	347,201,218	335,523,742	321,998,477	309,042,708
Total liabilities and partners' capital	$364,825,533	$363,328,872	$355,982,163	$344,001,272	$327,277,150

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

Our loan portfolio, consisting of mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party grew from approximately $343 million as of December 31, 2011, to approximately $351 million as of December 31, 2012, to approximately $354 million as of December 31, 2013. With the increase in our loan portfolio, our revenues, the majority of which are from recognizing interest income associated with our loan portfolio, also increased. Our expenses related to the portfolio also increased, including the loan loss expense, which was approximately $4.0 million, $5.6 million and $4.5 million for the years ended December 31, 2011, 2012 and 2013, respectively. The increase in loan loss reserve expense primarily related to increased reserves associated with growth in our loan portfolio as well as additional reserves recorded due to general market conditions.

In September 2009, we entered into the Brockhoeft Credit Facility, of which $15.0 million, $13.8 million and $10.0 million was included as line-of-credit as of December 31, 2011, 2012 and 2013, respectively. We utilized the Brockhoeft Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves. As a result of the Brockhoeft Credit Facility and our desire to avoid the need for large idle cash reserves, our cash balances were approximately $2.7 million, $3.9 million and $2.0 million as of December 31, 2011, 2012 and 2013, respectively. Our interest expense associated with the Brockhoeft Credit Facility was approximately $1.5 million for each of the years ended December 31, 2011 and 2012 and approximately $1.2 million for the year ended December 31, 2013. Effective March 2014, we paid off the Brockhoeft Credit Facility in full in connection with the LegacyTX Credit Facility, and the Loan Agreement was terminated. See Note N, “Subsequent Events” to our accompanying financial statements for further discussion.

Net income was approximately $42.2 million, $42.3 million and $41.0 million for the years ended December 31, 2011, 2012 and 2013 respectively, and earnings per limited partnership unit, basic and diluted, were $2.09, $2.04 and $1.94, respectively, for the same periods. Our earnings per limited partnership unit, basic and diluted, are calculated based on earnings allocated to the limited partners divided by the weighted average limited partnership units outstanding. Such earnings per limited partnership unit, basic and diluted, have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

As of December 31, 2013, we had originated 61 loans, including 34 loans that have been repaid in full by the respective borrower, totaling approximately $598.6 million. Of the 27 loans outstanding as of December 31, 2013, 6 of the loans totaling approximately $31.0 million and 1 loan totaling approximately $70.8 million are included in mortgage notes receivable – related parties and participation interest – related party, respectively, on our balance sheet. See “Item 13, Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons” for further discussion.

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

Revenue Recognition

Interest income on mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis. Income recognition is suspended for loans at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2013 we were suspending income recognition on 4 mortgage notes receivable with an aggregate unpaid principal balance of approximately $18.3 million. As of December 31, 2012 we were suspending income recognition on 2 mortgage notes receivable with an aggregate unpaid principal balance of approximately $2.2 million.

We generate mortgage and transaction service revenues and mortgage and transaction service revenues – related parties by originating and acquiring mortgage notes receivable and other loans. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables-Nonrefundable Fees and Other Costs (“ASC 310-20”), we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes. In addition, credit enhancement fee income is generated by fees charged to parties for credit enhancements provided to lenders by the Partnership on behalf of the parties. Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement. As of December 31, 2013, the Partnership was providing 10 credit enhancements to related parties. See “Off-Balance Sheet Arrangements” below for further discussion.

The Partnership also incurred acquisition and origination fees (“Placement Fees”) payable to its general partner for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with mortgage notes receivable or participation interest entered into by the Partnership. Such costs were amortized into expense on a straight-line basis. As discussed further below and in Note C to the accompanying financial statements, during the year ended December 31, 2013, we recorded an out-of-period adjustment associated with the amortization of these Placement Fees. As a result of this adjustment, these fees were fully amortized into expense as of December 31, 2013. As of December 31, 2012, approximately $2.5 million and $698,000 of deferred Placement Fees are included in mortgage notes receivable and mortgage notes receivable – related parties, respectively. As of December 31, 2012, approximately $489,000 of deferred Placement Fees are included in participation interest – related party.

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

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged off, while amounts recovered on previously charged off accounts increase the allowance. In December 2013, we charged off approximately $1.4 million against the loan loss reserve on a loan with an unrelated party. As of December 31, 2013 and 2012, approximately $19.7 million and $16.6 million, respectively, of allowance for loan losses had been offset against mortgage notes receivable.

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

Results of Operations

Out of Period Adjustments

During the year ended December 31, 2013, we recorded various adjustments reducing net income by $3,792,000 that should have been recorded in prior years. The impact of the out-of-period adjustments was immaterial to the balance sheets, statements of operations and statements of cash flows for each fiscal year affected by the adjustments.

The following tables show the effect of the out-of-period adjustments on the affected line items in the consolidated statements of operations for December 31, 2013, 2012 and 2011 under the rollover method.

Year Ended December 31, 2013	As Reported	Adjustments Increase/(Decrease)	Amount Adjusted for Removal of Errors
General and administrative – related parties	$5,352,000	$(3,792,000)	$1,560,000
Total expenses	$12,055,000	$(3,792,000)	$8,263,000
Net income	$41,003,000	$3,792,000	$44,795,000
Earnings allocated to limited partners	$36,747,000	$3,398,000	$40,145,000
Earnings per weighted average unit	$1.94	$0.18	$2.12

Year Ended December 31, 2012	As Reported	Adjustments Increase/(Decrease)	Amount Adjusted for Removal of Errors
General and administrative – related parties	$2,758,000	$(988,000)	$1,770,000
Total expenses	$10,858,000	$(988,000)	$9,870,000
Net income	$42,301,000	$988,000	$43,289,000
Earnings allocated to limited partners	$37,910,000	$885,000	$38,795,000
Earnings per weighted average unit	$2.04	$0.05	$2.09

Year Ended December 31, 2011	As Reported	Adjustments Increase/(Decrease)	Amount Adjusted for Removal of Errors
General and administrative – related parties	$2,698,000	$90,000	$2,788,000
Total expenses	$9,252,000	$90,000	$9,342,000
Net income	$42,175,000	$(90,000)	$42,085,000
Earnings allocated to limited partners	$37,797,000	$(81,000)	$37,716,000
Earnings per weighted average unit	$2.09	$-	$2.09

Year ended December 31, 2013 compared to year ended December 31, 2012

Revenues

Interest income (including related party interest income) for the years ended December 31, 2013 and 2012 was approximately $52.4 million and $52.1 million, respectively. The increase in interest income for the year ended December 31, 2013 was primarily the result of our increased mortgage notes receivable (including related party transactions) and participation interest – related party portfolios of approximately $354 million as of December 31, 2013, compared to $351 million as of December 31, 2012.

Mortgage and transaction service revenues (including related party mortgage and transaction service revenues) for the years ended December 31, 2013 and 2012 were approximately $646,000 and $1.0 million, respectively. The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans. In accordance with FASB ASC 310-20, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes. The decrease was primarily the result of decreased commitment fee income on mortgage notes receivable.

We expect interest income and revenues to increase commensurate with our continued deployment of funds available to the borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market, and our reinvestment of proceeds from loans that are repaid.

Expenses

Interest expense for the years ended December 31, 2013 and 2012 was approximately $1.2 million and $1.5 million, respectively. Interest expense represents interest associated with the Brockhoeft Credit Facility, which decreased from approximately $13.8 million as of December 31, 2012 to $10.0 million as of December 31, 2013 due to required principal payments on the loan beginning on September 21, 2012.

Loan loss reserve expense decreased to approximately $4.5 million for the year ended December 31, 2013 from approximately $5.6 million for the year ended December 31, 2012. The decrease in loan loss reserve expense primarily related to decreased general reserves associated with improved performance in our loan portfolio.

General and administrative expense remained comparable from year to year at approximately $1.0 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively. General and administrative – related parties expense was approximately $5.4 million and $2.8 million for the years ended December 31, 2013 and 2012, respectively. The increase in general and administrative – related parties expense was primarily the result of an out-of-period adjustment of approximately $3.8 million associated with the amortization of Placement Fees, as discussed in Note C to our accompanying consolidated financial statements.

We expect interest expense, loan loss reserve expense, and general and administrative expense to increase commensurate with the growth of our portfolio as we continue to deploy funds available to the borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market.

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

Expenses

Interest expense for each of the years ended December 31, 2012 and 2011 was approximately $1.5 million. Interest expense represents interest associated with the Brockhoeft Credit Facility, which decreased from approximately $15.0 million as of December 31, 2011 to $13.8 million as of December 31, 2012 due to required principal payments on the loan beginning on September 21, 2012.

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

Comparison charts

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the years ended December 31, 2013, 2012 and 2011. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Years Ended December 31,
Payee	Purpose	2013		2012		2011
Land Development
	Placement Fees	$301,000	5%	$447,000	5%	$472,000	6%
	Promotional interest	3,657,000	56%	5,266,000	59%	5,099,000	68%
	Carried interest	586,000	9%	726,000	8%	755,000	10%
	Mortgage servicing fee	1,405,000	21%	1,204,000	13%	1,045,000	14%
General Services
	Operating expense reimbursement	566,000	9%	1,317,000	15%	115,000	2%

Total payments		$6,515,000	100%	$8,960,000	100%	$7,486,000	100%

The chart below summarizes general and administrative – related parties expense for the years ended December 31, 2013, 2012 and 2011. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Years Ended
	December 31,
General and administrative expense – related parties	2013		2012		2011

Amortization of Placement Fees (1)	$3,792,000	71%	$1,222,000	44%	$1,221,000	45%
Mortgage servicing fee	999,000	19%	969,000	35%	892,000	33%
Amortization of debt financing fees	—	—	11,000	1%	22,000	1%
Operating expense reimbursement	561,000	10%	556,000	20%	563,000	21%

Total general and administrative expense – related parties	$5,352,000	100%	$2,758,000	100%	$2,698,000	100%

(1)	Amortization of Placement Fees for the year ended December 31, 2013 includes an out-of-period adjustment of approximately $3.8 million, as discussed in Note C to the accompanying financial statements.

Cash Flow Analysis

Cash flows provided by operating activities for the year ended December 31, 2013 were approximately $43.7 million and were comprised primarily of net income adjusted for the provision for loan losses and accrued interest receivable – related parties, offset by accrued interest receivable and accrued liabilities – related parties. Cash flows provided by operating activities for the year ended December 31, 2012 were approximately $48.6 million and were comprised primarily of net income adjusted for the provision for loan losses and accrued interest receivable, offset by accrued interest receivable – related parties, accounts receivable – related parties, other assets, and accrued liabilities – related parties. Cash flows provided by operating activities for the year ended December 31, 2011 were approximately $45.4 million and were comprised primarily of net income adjusted for the provision for loan losses, offset by accrued interest receivable and accrued interest receivable – related parties.

Cash flows used in investing activities for the years ended December 31, 2013, 2012 and 2011 were approximately $6.8 million, $14.1 million and $13.4 million, respectively, resulting primarily from origination of mortgage notes receivable (including related party) and participation interest – related party, offset by receipts from mortgage notes receivable (including related party) and participation interest – related party.

Cash flows used in financing activities for the years ended December 31, 2013, 2012 and 2011 were approximately $38.8 million, $33.4 million and $30.1 million, respectively, and were primarily the result of distributions and redemptions to partners as well as payments on the Brockhoeft Credit Facility.

Our cash and cash equivalents were approximately $2.0 million, $3.9 million and $2.7 million as of December 31, 2013, 2012 and 2011, respectively.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) our administrative expenses, (3) debt service on senior indebtedness required to preserve our collateral position, (4) distributions and redemptions to unit holders (including redemptions under the Net Capital Proceeds Distribution Program), and (5) utilization of our credit facilities. We expect that our liquidity will be provided by (1) loan interest, transaction fees and credit enhancement fee payments, (2) loan principal payments, (3) sale of loan pools through securitization and direct sale of loans, and (4) credit lines available to us.

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

Increased liquidity needs could result in the liquidation of loans to raise cash, thereby reducing the number and amount of loans outstanding and the resultant earnings realized. We have secured our credit facilities that are utilized as transitory indebtedness to provide liquidity and to reduce the need for large idle cash reserves.

We expect our liquidity and capital resources to increase commensurate with our continued deployment of funds available to the borrowers and markets in which we have experience and as markets dictate in accordance with economic factors conducive for a stable residential market.

We will experience a relative decrease in liquidity as available funds are expended in connection with the funding and acquisition of mortgage loans as well as distributions and redemptions under the Net Capital Proceeds Distribution Program and as amounts that may be drawn under the credit facilities are repaid.

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

We believe that the housing market continues to recover and strengthen. We also believe that this recovery will continue to be regional and is in its early stages, led by those housing markets with stronger demand fundamentals and more balanced supplies of land and housing inventory. Nationally, the housing recovery has strengthened as excess inventories of new and existing homes have been absorbed, home affordability has been restored, home prices have begun to recover and consumer demand continues to improve. We believe that continued strengthening of the recovery depends on the continued recovery of the consumer. Nationally, we believe consumers continue to remain cautious due to uncertainty present in many economic sectors, particularly with regards to elevated unemployment and under-employment, low wage growth, slow economic growth and events associated with tightened federal fiscal policy, including tax rates, spending and federal policies. Additionally, continued economic weakness and fiscal tightening on the state and local levels associated with particular states most severely affected by the collapse of the housing bubble will likely continue to drag on consumer health and confidence in those markets.

Easing policies of the Federal Reserve, coupled with extensive price correction over the past several years, have restored housing affordability across the country. Our measurement of housing affordability is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate in 2013 and assuming an annual mortgage insurance premium of 80 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Over the recent quarter, interest rates for a conventional, fixed-rate 30-year mortgage declined slightly following their rise over the previous quarter but above the record-lows experienced in the second half of 2012. As a result of the rise in interest rates and general home price appreciation, affordability has been reduced. However, even with such an increase in mortgage rates and home prices, we believe that home affordability remains high relative to historical standards, and the median income-earning family can still comfortably afford the median-priced home. In the short term, we believe that the recent stabilization in the 30 year fixed mortgage rate may quicken the return of consumer demand for new homes in anticipation of further increases in mortgage rates. Over the longer-term, significant increases in mortgage rates may cause homebuyers to reduce the size of the home that they purchase, but will likely not reduce the overall demand for new homes.

The Federal Reserve has indicated that it will no longer use a threshold of 6.5% national unemployment rate before it would raise short-term interest rates. Instead they will weigh a combination of economic indicators such as employment and inflation indicators. The Federal Reserve has stated that it intends to wind down its economic stimulus aimed at holding down long–term interest rates and spurring economic and job growth.

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

Nationally, the pace of new home sales increased during the fourth quarter of 2013 from the third quarter of 2013, but still remained below the pace of sales in the first and second quarters of 2013. We believe the drop in sales pace from the first and second quarters of 2013 is due to a combination of seasonal factors as well as the rise of interest rates, which likely causes some consumers to pause or adjust their home purchases in light of decreased affordability. However, national fundamentals that drive home sales continue to improve in most markets and home affordability remains high relative to historical levels, so we expect demand will continue to return and improve. The U.S. Census Bureau reports that the sales of new single-family residential homes in December 2013 were at a seasonally adjusted annual rate of 414,000 units. This number is up approximately 4.5% year-over-year from the December 2012 estimate of 396,000.

Since bottoming in early 2009, single-family permits and starts have improved significantly. According to the U.S. Census Bureau, single-family homes authorized by building permits in December 2013 were at a seasonally adjusted annual rate of 610,000 units. This was an increase year-over-year of approximately 4.5% from the rate of 584,000 in December 2012. Single-family home starts for December 2013 stood at a seasonally adjusted annual rate of 667,000 units. This pace is up approximately 7.6% from the December 2012 estimate of 620,000 units. Such increases suggest to us that the homebuilding industry now anticipates greater demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

The new home market is beginning to experience broad shortages of new home inventory. The seasonally adjusted estimate of new homes for sale at the end of December 2013 was 171,000. The number of new homes for sale increased by 10,000 units during the fourth quarter of 2013; however, the current level still represents a short supply of 5.0 months at the December 2013 sales rate. Shortages of available new home inventory or finished lot inventory may become a headwind to demand in the near term by constraining the ability of potential home purchasers to find acceptable options or by prompting greater home price increases due to the imbalance between supply and demand, but we believe demand will continue to increase.

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

The markets in which we invest continue to demonstrate healthy fundamentals. Annual new home starts in Austin outpaced sales 9,993 versus 9,697, with annual new home sales rising year-over-year by approximately 23.9% from the fourth quarter of 2012 to the fourth quarter of 2013. Annual new home starts in Houston outpaced sales 28,233 versus 25,627, with annual new home sales increasing year-over-year by approximately 17.9%. Annual new home starts in San Antonio outpaced sales 8,363 versus 8,154, with annual new home sales increasing year-over-year by approximately 9.7%. Annual new home starts in Dallas-Fort Worth outpaced sales 21,236 versus 20,019, with annual new home sales increasing year-over-year by approximately 23.2%. All numbers are as released by Metrostudy, a leading provider of primary and secondary market information.

According to the Real Estate Center at Texas A&M University, existing housing inventory levels are constrained, and we believe that such inventory constraint is likely contributing to home appreciation. As of December 2013, the number of months of home inventory for sale in Austin, Houston, Dallas, Fort Worth, Lubbock and San Antonio was 2.0 months, 2.7 months, 2.1 months, 3.0 months, 3.7 months and 4.0 months, respectively. A 6-month supply of inventory is considered a balanced market with more than 6 months of inventory generally being considered a buyer’s market and less than 6 months of inventory generally being considered a seller’s market. Through December 2013, the number of existing homes sold to date in (a) Austin was 30,460, up 19% year-over-year; (b) San Antonio was 23,997, up 17% year-over-year; (c) Houston was 80,826, up 18% year-over-year; (d) Dallas was 59,365, up 18% year-over-year; (e) Fort Worth was 10,839, up 19% year-over-year; and (f) Lubbock was 4,049, up 22% year-over-year.

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

Developers and homebuilders to whom we make loans and with whom we enter into subordinate debt positions use the proceeds of our loans and investments to develop raw real estate into residential home lots and to construct homes. The developers obtain the money to repay our development loans by reselling the residential home lots to homebuilders or individuals who build single-family residences on the lots by obtaining reimbursement from bond sales or by obtaining replacement financing from other lenders. Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders. If interest rates increase, the demand for single-family residences may decrease. Also, if mortgage financing underwriting criteria becomes stricter, demand for single-family residences may decrease. In such an interest rate and/or mortgage financing climate, developers and builders may be unable to generate sufficient income from the resale of single-family residential lots and homes to repay loans from us, and developers’ and builders’ costs of funds obtained from lenders in addition to us may increase, as well. Accordingly, increases in single-family mortgage interest rates or decreases in the availability of mortgage financing could increase the number of defaults on loans made by us.

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

In August 2009, we entered into a guaranty (the “UMT HF TCB Guaranty”) with Texas Capital Bank, National Association (“Texas Capital”), by which we guaranteed the repayment of up to $5.0 million owed to Texas Capital with respect to that certain promissory note between UMT Home Finance, L.P., a Delaware limited partnership (“UMT Home Finance”), and Texas Capital. UMT Home Finance is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. In connection with the UMT HF TCB Guaranty, we entered into a letter agreement with UMT Home Finance, which provided for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the UMT HF TCB Guaranty (i.e., $50,000 per annum) through August 2012. Effective August 28, 2012, the letter agreement was modified and UMT Home Finance agreed to pay us a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the Texas Capital loan.

In April 2010, we entered into a guaranty (the “UDF IV HF Guaranty”) for the benefit of Community Trust Bank of Texas (“CTB”), pursuant to which we guaranteed the repayment of up to $6.0 million owed to CTB with respect to a revolving line-of-credit loan between UDF IV Home Finance, L.P., a Delaware limited partnership (“UDF IV Home Finance”), and CTB. Effective July 31, 2013, UDF IV Home Finance entered into the First Amended and Restated Loan Agreement with CTB, pursuant to which CTB increased its commitment under the revolving line-of-credit loan from $6.0 million to $10.0 million. UDF IV Home Finance is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. In connection with the UDF IV HF Guaranty, we entered into a letter agreement with UDF IV Home Finance which provided for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum) through July 2013. Effective July 31, 2013, the agreement was modified and UDF IV Home Finance agreed to pay us a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the CTB loan.

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

In June 2010, UDF I obtained the $15.0 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan (the “UDF I Brockhoeft Guaranty”), which was secured by a lien on all of our existing and future assets. Our general partner serves as the asset manager for UDF I. In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. Effective June 21, 2012, the agreement was modified and UDF I agreed to pay us a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the UDF I – Brockhoeft Loan. UDF I paid off the UDF I – Brockhoeft Loan in December 2012, thus extinguishing the guaranty.

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

In December 2010, we entered into a guaranty (the “UDF IV Finance II Guaranty”) for the benefit of The F&M Bank and Trust Company (“F&M”), pursuant to which we guaranteed the repayment of up to $5.0 million (subsequently increased to $10.0 million) owed to F&M with respect to a loan between UDF IV Finance II, L.P., a Delaware limited partnership (“UDF IV Finance II”), and F&M. Effective October 31, 2013, UDF IV Finance II entered into the Second Amendment to Amended and Restated Loan Agreement with F&M, pursuant to which F&M increased its commitment under the revolving line-of-credit loan from $10.0 million to $15.0 million. UDF IV Finance II is a wholly owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV and an affiliate of our general partner serves as the advisor for UDF IV. In connection with the UDF IV Finance II Guaranty, we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month.

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

In October 2011, we entered into a guaranty (the “UMT HF II Green Bank Guaranty”) for the benefit of Green Bank, N.A. (“Green Bank”), pursuant to which we guaranteed the repayment of up to $5.0 million owed to Green Bank with respect to a loan between UMT HF II and Green Bank. UMT HF II is a wholly owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT. In connection with the UMT HF II Green Bank Guaranty, we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month.

In April 2013, we entered into a guaranty (the “BHG Guaranty”) for the benefit of Affiliated Bank, pursuant to which we guaranteed the repayment of up to $3.0 million owed to Affiliated Bank with respect to a line of credit between Buffington Homebuilding Group, LTD, a Texas limited partnership (“BHG”), and Affiliated Bank (the “Affiliated Bank Line of Credit”). Our general partner has a minority limited partnership interest in BHG. In connection with the BHG Guaranty, we entered into a letter agreement with BHG which provides for BHG to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Affiliated Bank Line of Credit at the end of the month. Effective September 9, 2013, the Affiliated Bank Line of Credit was modified and we were released of the BHG Guaranty with the exception of loans originated prior to September 9, 2013 under the original Affiliated Bank Line of Credit. In December 2013, the last of the loans originated prior to September 9, 2013 were paid off, thus extinguishing the BHG Guaranty.

In August 2013, we entered into a guaranty (the “UDF IV Finance VI Guaranty”) for the benefit of CTB, pursuant to which we guaranteed the repayment of up to $25.0 million owed to CTB with respect to a loan between UDF IV Finance VI, L.P., a Delaware limited partnership (“UDF IV Finance VI”), and CTB. UDF IV Finance VI is a wholly owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. In connection with the UDF IV Finance VI Guaranty, we entered into a letter agreement with UDF IV Finance VI which provides for UDF IV Finance VI to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month.

The following table represents the approximate amount included in mortgage and transaction service revenues – related parties income for the periods indicated associated with fees paid to us on related party guarantees:

	For the Years Ended December 31,
Guarantee	2013	2012	2011
Lending Credit Enhancement	$37,000	$45,000	$45,000
REO PC Credit Enhancement	2,000	-	-
UMT HF TCB Guaranty	45,000	15,000	50,000
UDF IV HF Guaranty	45,000	60,000	60,000
UMT 15th Street Guaranty	7,000	11,000	11,000
UDF I Brockhoeft Guaranty	-	198,000	450,000
UDF IV Acquisitions Guaranty	45,000	59,000	43,000
UDF IV Finance II Guaranty	28,000	58,000	51,000
UMT HF III Guaranty	22,000	29,000	8,000
UMT HF II Guaranty	-	1,000	500
UMT HF II Green Bank Guaranty	4,000	1,000	500
BHG Guaranty	6,000	-	-
UDF IV Finance VI Guaranty	5,000	-	-
Total	$246,000	$477,000	$719,000

As of December 31, 2013 and December 31, 2012, approximately $297,000 and $299,000 is included in accounts receivable – related parties associated with fees due to the Partnership on related party guarantees.

As of December 31, 2013, we had 12 outstanding guarantees, including: (1) 11 limited repayment guarantees with total credit risk to us of approximately $89.4 million, of which approximately $38.9 million has been borrowed against by the debtor and (2) one letter of credit issued on behalf of a borrower with total credit risk to us of approximately $18,000, which had not been called by the beneficiary.

As of December 31, 2012, we had 11 outstanding guarantees, including: (1) 10 limited repayment guarantees with total credit risk to us of approximately $50.6 million, of which approximately $37.6 million has been borrowed against by the debtor and (2) one letter of credit issued on behalf of a borrower with total credit risk to us of approximately $18,000, which had not been called by the beneficiary.

To date, we have not incurred losses from guarantees entered into, and the debt that is guaranteed is also collateralized by real estate. The value of such real estate may or may not be sufficient to settle such obligations if liquidated.

Contractual Obligations

As of December 31, 2013, we had originated 61 loans, including 34 loans that have been repaid in full by the respective borrower, totaling approximately $598.6 million. We had approximately $36.9 million of commitments to be funded, including approximately $17.7 million of commitments for mortgage notes receivable – related parties and $11.2 million for participation interest – related party. For the year ended December 31, 2013, we originated or purchased 1 loan, sold 1 loan participation, and did not acquire any additional participation interests.

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

In addition, we have entered into a credit facility as discussed in Notes E, I and K to the accompanying financial statements. The following table reflects approximate amounts due associated with this credit facility based on its maturity date as of December 31, 2013:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Line-of-credit	$5,000,000	$5,000,000	$-	$-	$10,000,000
Total	$5,000,000	$5,000,000	$-	$-	$10,000,000

The Partnership has no other outstanding debt or contingent payment obligations, other than approximately $89.4 million of certain loan guarantees or letters of credit discussed above in “– Off-Balance Sheet Arrangements” that we may be obligated to make to or for the benefit of third-party lenders.

Subsequent Events

For a discussion of subsequent events, see Note N, “Subsequent Events” to our accompanying financial statements.

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

As of December 31, 2013 and 2012, our mortgage notes receivable of approximately $255.0 million and $226.9 million, respectively, mortgage notes receivable – related parties of approximately $27.8 million and $49.0 million, respectively, and participation interest – related party of approximately $70.8 million and $75.2 million, respectively, were all at fixed interest rates, and thus, such assets are not subject to change in future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of our general partner, including its principal executive officer and principal financial officer, evaluated, as of December 31, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of December 31, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Land Development is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The management of Land Development, including its principal executive officer and principal financial officer, evaluated as of December 31, 2013 the effectiveness of our internal control over financial reporting using the framework in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the principal executive officer and principal financial officer of Land Development concluded that our internal controls, as of December 31, 2013, were effective in providing reasonable assurance regarding reliability of financial reporting.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Key Personnel

We are managed by the key personnel of our general partner, Land Development. The following key personnel hold the positions noted below with our general partner and its affiliates:

Name	Age*	Position with Our General Partner

Todd F. Etter	63	Executive Vice President of our general partner and Director and Chairman of UMT Services, its general partner
Hollis M. Greenlaw	49	Chief Executive Officer of our general partner and President, Chief Executive Officer and Director of UMT Services, its general partner
Michael K. Wilson	51	Director of UMT Services, its general partner
Ben Wissink	32	President
Cara D. Obert	44	Chief Financial Officer
Melissa H. Youngblood	46	Chief Operating Officer

* As of March 1, 2014

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

Theodore “Todd” F. Etter, Jr. Mr. Etter has served as the Executive Vice President of Land Development and has served as a director, partner and Chairman of UMT Services, the general partner of UMT Holdings and Land Development, since March 2003. UMT Holdings originates, purchases, sells and services interim loans for the purchase and renovation of single-family homes and land development loans through its subsidiaries UMTH Lending Company, L.P. (“UMTH Lending”) and Land Development, and it provides real estate-related corporate finance services through its subsidiaries. General Services, a subsidiary of UMT Holdings, has served as the advisor to UMT since August 1, 2006. Mr. Etter serves as Chairman of the general partner of UDF I and UDF II, each of which are limited partnerships formed to originate, purchase, sell and service land development loans and/or equity participations. Since 2000, Mr. Etter has been the Chairman of UMT Advisors, Inc., which served as the advisor to UMT from 2000 through July 31, 2006, and since 1996, he has been Chairman of Mortgage Trust Advisors, Inc., which served as the advisor to UMT from 1996 to 2000. Subsequent to the completion of the terms of their advisory agreements with UMT, neither UMT Advisors, Inc. nor Mortgage Trust Advisors, Inc. has been engaged in providing advisory services. Mr. Etter has overseen the growth of UMT from its inception in 1997 to over $150 million in capital. Since 1998, Mr. Etter has been a 50% owner of and has served as a director of Capital Reserve Corp. Since 2002, he has served as an owner and director of Ready America Funding Corp. Both Capital Reserve Corp. and Ready America Funding Corp. are Texas corporations that originate, sell and service mortgage loans for the purchase, renovation and construction of single-family homes. In 1992, Mr. Etter formed, and since that date has served as President of, South Central Mortgage, Inc. (“SCMI”), a Dallas, Texas-based mortgage banking firm. In July 2003, Mr. Etter consolidated his business interests in Capital Reserve Corp., Ready America Funding Corp. and SCMI into UMT Holdings. From 1980 through 1987, Mr. Etter served as a Principal of South Central Securities, a member firm at the predecessor of FINRA. In 1985, he formed South Central Financial Group, Inc., a Dallas, Texas-based investment banking firm, and he continues to serve as its President; however, since 1992, South Central Financial Group, Inc. has not actively engaged in investment banking activities. From 1974 through 1981, he was Vice President of Crawford, Etter and Associates, a residential development, marketing, finance and construction company. Mr. Etter received a Bachelor of Arts degree from Michigan State University in 1972.

Hollis M. Greenlaw. Mr. Greenlaw has served as Chief Executive Officer of our general partner since March 2003. Mr. Greenlaw previously served as President of our general partner from March 2003 until June 2011. He also has served as a partner, Vice-Chairman and Chief Executive Officer of UMT Holdings, and as President, Chief Executive Officer and a director of UMT Services since March 2003. Mr. Greenlaw also serves as Chief Executive Officer and Chairman of the Board of Trustees for UDF IV. Mr. Greenlaw has directed the funding of over approximately $1.5 billion in loans and land banking transactions and over $168 million in equity investments for UDF I, UDF II, UDF III, UDF IV and UDF LOF, receiving more than $686 million in loan repayments and over $92 million in equity investment distributions to date. From March 1997 until June 2003, Mr. Greenlaw served as Chairman, President, and Chief Executive Officer of a multi-family real estate development and management company owned primarily by The Hartnett Group, Ltd., a closely-held private investment company managing more than $40 million in assets. There he developed seven multi-family communities in Arizona, Texas, and Louisiana with a portfolio value exceeding $80 million. Prior to joining The Hartnett Group, Ltd., from 1992 until 1997, Mr. Greenlaw was an attorney with the Washington, D.C. law firm of Williams & Connolly, where he practiced business and tax law. Mr. Greenlaw received a Bachelor of Arts degree from Bowdoin College in 1986, where he was a James Bowdoin Scholar and elected to Phi Beta Kappa, and received a Juris Doctorate from the Columbia University School of Law in 1990. Mr. Greenlaw is a member of the Maine, District of Columbia and Texas bars.

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

Ben L. Wissink. Mr. Wissink, a partner of UMT Holdings, has served as President of our general partner since June 2011 and previously served as Chief Operating Officer of our general partner from March 2007 until June 2011. Mr. Wissink originally joined our general partner as an Asset Manager in September 2005. Mr. Wissink is also the Chief Operating Officer of UMT Services. Mr. Wissink directs the management of over approximately $126 million in loans and investments for UDF I, UDF II and over $105 million in loans and investments for UDF III. From June 2003 through August 2005, Mr. Wissink served as the Controller for the Dallas/Fort Worth land division for the national homebuilding company Lennar Corporation. During that time, Mr. Wissink also served as an analyst for the Texas region. While at Lennar, Mr. Wissink assisted in the underwriting, execution and management of off-balance sheet transactions, including two acquisition and development funds between Lennar Corporation and UDF I. Mr. Wissink graduated from the University of Iowa in 2003 with a Bachelor of Business Administration degree in Finance.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Partnership to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of limited partnership units of the Partnership. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. To the best of our knowledge, we are not aware of any required Section 16(a) filings that were not timely or correctly made during the year ended December 31, 2013.

Code of Conduct

Land Development, our general partner, has adopted a Code of Business Conduct that is applicable to all of its officers, key personnel and employees. We have posted the text of our Code of Business Conduct on our website at http://www.udfonline.com/code-of-conduct. Investors may obtain a copy of this document, free of charge, by mailing a written request to: United Development Funding III, L.P., Investor Relations, 1301 Municipal Way, Suite 100, Grapevine, Texas 76051.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There are no limited partners known by us who beneficially owned more than 5% of our limited partnership units as of January 31, 2014.

We do not have any officers or directors. Our general partner owns all of the general partnership interest in the Partnership. We do not maintain any equity compensation plans, and no arrangements exist that would, upon operation, result in a change in control for us.

The following table sets forth information as of December 31, 2013 regarding the beneficial ownership of our limited partnership interest and general partnership interest by each person known by us to own 5% or more of the outstanding class of partnership interest, each director of our general partner, each executive officer of our general partner, and the directors and executive officers of our general partner and our general partner, as a group. The percentage of beneficial ownership is calculated based on 19,131,748 limited partnership units issued and outstanding and contributions from our general partner.

		Limited
		Partnership
		Units	Percent
		Beneficially	of
Title of Class	Beneficial Owner	Owned	Class
Limited partner interest	Todd F. Etter (1) (2) (4)	19,147.89	*
Limited partner interest	Hollis M. Greenlaw (1) (2) (5)	19,549.45	*
Limited partner interest	Michael K. Wilson (1) (3)	5,692.34	*
Limited partner interest	Ben L. Wissink (1) (2) (3)	-	*
Limited partner interest	Cara D. Obert (1) (2)	104.25	*
Limited partner interest	Melissa H. Youngblood (1) (2)	260.61	*
General partner interest	UMTH Land Development, L.P. (6)	-	100%
All directors, executive officers and the general partner as a group (6 persons)		44,754.54	*

* Denotes less than 1%

(1) The address of Messrs. Etter, Greenlaw, Wilson and Wissink, Ms. Obert and Ms. Youngblood is 1301 Municipal Way, Suite 100, Grapevine, Texas 76051.

(2) Executive officers of UMTH Land Development, L.P., our general partner.

(3) Executive officers and/or directors of UMT Services, Inc., general partner of UMTH Land Development, L.P.

(4) Includes 1,738.56 units held by KLA, Ltd. and 13,471.66 units held by Etter Amalgamated, Inc.  Mr. Etter shares voting and investment power over the units held by KLA, Ltd. and has sole voting and investment power over the units held by Etter Amalgamated, Inc. The address for KLA, Ltd. and Etter Amalgamated Inc. is 1301 Municipal Way, Suite 100, Grapevine, Texas 76051.

(5) Includes 2,904.96 units held by Mojo Investments, L.P and 16,358.96 units held by WAB, Ltd. Mr. Greenlaw has sole voting and investment power over the units held by Mojo Investments, L.P. and is a limited partner for the units held by WAB, Ltd. The address for Mojo Investments, L.P. and WAB, Ltd. is 1301 Municipal Way, Suite 100, Grapevine, Texas 76051.

(6) The address of UMTH Land Development, L.P. is 1301 Municipal Way, Suite 100, Grapevine, Texas 76051.  UMTH Land Development, L.P. had an initial $100 capital contribution, but has not purchased limited partnership units.

None of the above units has been pledged as security.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

As of December 31, 2013, we have approximately $27.8 million of mortgage notes receivable – related parties, consisting of 6 related party loans and one participation interest – related party totaling approximately $70.8 million. Mortgage notes receivable – related parties and participation interest – related party represent approximately 27% of our total assets. As of December 31, 2013, we have approximately $1.2 million of accrued interest receivable – related parties, and we have paid our general partner approximately $10.6 million for acquisition and origination fee expenses associated with the mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party. For the year ended December 31, 2013, we recognized approximately $15.2 million and $246,000 for interest income – related parties and mortgage and transaction service revenues – related parties, respectively. We also recognized approximately $5.4 million of general and administrative expenses – related parties for the year ended December 31, 2013. As of December 31, 2013, we had 8 outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $80.9 million, of which approximately $35.2 million has been borrowed against by the debtor.

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

We reimburse General Services for operating expenses incurred by General Services in assisting Land Development in our management. General Services and our general partner are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both General Services and our general partner.

Our general partner also is paid 3% of the net amount available for investment in mortgages for fees and expenses associated with the selection and origination of mortgages, including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us. Such costs were amortized into expense on a straight line basis. As discussed further in Note C to the accompanying financial statements, during the year ended December 31, 2013, we recorded an out-of-period adjustment associated with the amortization of these Placement Fees. As a result of this adjustment, these fees were fully amortized into expense as of December 31, 2013. The unpaid portion of these fees is included in accrued liabilities – related parties on our balance sheet.

Our general partner currently receives an unsubordinated promotional interest equal to 10% of cash available for distribution prior to the return to the limited partners of all of their capital contributions and an 8% annual cumulative (non-compounded) return on their net capital contributions. After the limited partners receive a return of their net capital contributions and an 8% annual cumulative (non-compounded) return on their net capital contributions, the general partner will receive a subordinated promotional interest equal to 15% of remaining cash available for distribution, including net proceeds from capital transactions or pro rata portion thereof.

Our general partner receives a carried interest, which is an equity interest in us to participate in all distributions, other than distributions attributable to our general partner’s promotional interest of cash available for distribution and net proceeds from capital transactions. If our general partner enters into commitments to investments in mortgages in excess of 82% of the gross offering proceeds, our general partner will be entitled to a carried interest equal to (a) 1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross offering proceeds (or if commitments to investments in mortgages are above 82% but no more than 84.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 82%), (b) 1% for the next 2% of additional commitments to investments in mortgages above 84.5% of the gross offering proceeds (or if commitments to investments in mortgages are above 84.5% but no more than 86.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 84.5%) and (c) 1% for each additional 1% of additional commitments to investments in mortgages above 86.5% of the gross offering proceeds (or a fractional percentage equal to the fractional amount of any 1% of additional commitments to investments in mortgages).

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

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the years ended December 31, 2013, 2012 and 2011. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Years Ended December 31,
Payee	Purpose	2013		2012		2011
Land Development
	Placement Fees	$301,000	5%	$447,000	5%	$472,000	6%
	Promotional interest	3,657,000	56%	5,266,000	59%	5,099,000	68%
	Carried interest	586,000	9%	726,000	8%	755,000	10%
	Mortgage servicing fee	1,405,000	21%	1,204,000	13%	1,045,000	14%
General Services
	Operating expense reimbursement	566,000	9%	1,317,000	15%	115,000	2%

Total payments		$6,515,000	100%	$8,960,000	100%	$7,486,000	100%

The chart below summarizes general and administrative – related parties expense for the years ended December 31, 2013, 2012 and 2011. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Years Ended
	December 31,
General and administrative expense – related parties	2013		2012		2011

Amortization of Placement Fees (1)	$3,792,000	71%	$1,222,000	44%	$1,221,000	45%
Mortgage servicing fee	999,000	19%	969,000	35%	892,000	33%
Amortization of debt financing fees	-	-	11,000	1%	22,000	1%
Operating expense reimbursement	561,000	10%	556,000	20%	563,000	21%

Total general and administrative expense – related parties	$5,352,000	100%	$2,758,000	100%	$2,698,000	100%

(1)	Amortization of Placement Fees for the year ended December 31, 2013 includes an out-of-period adjustment of approximately $3.8 million, as discussed in Note C to the accompanying financial statements.

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

UDF PM Note

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I (“UDF PM”), in the principal amount of approximately $6.4 million (the “UDF PM Note”). Our general partner serves as the asset manager for UDF I. The UDF PM Note, which bears an interest rate of 15% per annum, is initially collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and, per the Third Amendment to Secured Promissory Note, matures on September 4, 2014. In determining whether to modify the UDF PM Note, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In connection with the UDF PM Note, UDF PM agreed to pay us commitment fees equal to 3% of each advance on the note, or $187,500. We did not recognize any commitment fee income in connection with the UDF PM Note for years ended December 31, 2013, 2012 or 2011. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $39,000, $308,000 and $1.0 million, respectively, of interest income – related parties related to the UDF PM Note, of which approximately $10,000 and $5,000, respectively, is included in accrued interest receivable – related parties as of December 31, 2013 and 2012. Approximately $270,000 and $280,000 is included in mortgage notes receivable – related parties as of December 31, 2013 and 2012, respectively.

UDF X Note

In November 2007, we originated a secured promissory note to UDF X, a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70.0 million (the “UDF X Note”). In August 2008, we amended the UDF X Note to reduce the commitment amount to $25.0 million. In November 2012, we amended the UDF X Note to increase the commitment amount to $26.0 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The UDF X Note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2015, as amended. In connection with the UDF X Note, UDF X agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $751,000. We did not recognize any commitment fee income in connection with the UDF X Note for the year ended December 31, 2013. For the years ended December 31, 2012 and 2011, approximately $145,000 and $165,000, respectively, in commitment fee income is included in mortgage and transaction service revenues – related parties. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $3.2 million, $3.5 million and $3.2 million, respectively, of interest income – related parties related to the UDF X Note, of which approximately $196,000 and $27,000, respectively, is included in accrued interest receivable – related parties as of December 31, 2013 and 2012. Approximately $18.3 million and $21.7 million is included in mortgage notes receivable – related parties as of December 31, 2013 and 2012, respectively.

UDF NP Loan

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company which was a wholly-owned subsidiary of UDF I at the time of the note’s origination (“Northpointe LLC”), in the principal amount of approximately $6.0 million (the “UDF NP Loan”). Our general partner serves as the asset manager for UDF I. In December 2008, Northpointe LLC was purchased by an unrelated third party, which assumed the UDF NP Loan. In May 2009, Northpointe LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by special warranty deed to UDF Northpointe II, L.P. (“Northpointe II”), a subsidiary of UDF I. Concurrent with this assignment, Northpointe LLC entered into a contract for deed with Northpointe II whereby Northpointe LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to Northpointe LLC. The secured promissory note, which bears an interest rate of 12% per annum, is initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas and was payable on December 28, 2010. The maturity date was extended to December 28, 2013 pursuant to a modification agreement effective as of June 30, 2011 which also increased the UDF NP Loan to a maximum of $15.0 million, pursuant to a second secured promissory note in the principal amount of $9.0 million. In December 2013, the note was amended to further extend the maturity date to December 28, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $1.4 million, $1.5 million and $1.3 million, respectively, of interest income – related parties related to the UDF NP Loan. There was no balance in accrued interest receivable – related parties associated with the UDF NP Loan as of December 31, 2013 or 2012. Approximately $9.1 million and $13.4 million is included in mortgage notes receivable – related parties associated with the UDF NP Loan as of December 31, 2013 and 2012, respectively.

UDF LOF Note

In August 2008, we originated a secured revolving line-of-credit to UDF LOF in the principal amount of up to $25.0 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”). The general partner of UDF LOF is a wholly-owned subsidiary of our general partner, and our general partner serves as the asset manager for UDF LOF. The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a security interest in all of UDF LOF’s existing and future acquired assets. In August 2011, we amended the UDF LOF Note to reduce the commitment amount to $10.0 million and extend the maturity date from August 20, 2011 to August 20, 2013. In August 2013, the note was amended to further extend the maturity date to August 20, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In January 2010, the balance of the UDF LOF Note was paid in full, although UDF LOF still has the ability to draw on the UDF LOF Note until it matures. In connection with this note, UDF LOF agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $587,000. We did not recognize any commitment fee income related to the UDF LOF Note for the years ended December 31, 2013 and 2012. For the year ended December 31, 2011, approximately $138,000 in commitment fee income is included in mortgage and transaction service revenues – related parties. We did not recognize any interest income – related parties related to the UDF LOF Note for the years ended December 31, 2013, 2012 and 2011. There was no balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the UDF LOF Note as of December 31, 2013 or 2012.

BTC Note

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2.0 million (the “BTC Note”). Our general partner had a minority partner interest in Buffington Classic. The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic. Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), merged into Buffington Texas Classic Homes, LLC (“BTC LLC”), which is ultimately owned and controlled by BHG. Our general partner has a minority limited partnership interest in BHG. As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, BTC LLC succeeded to all the rights, responsibilities and obligations of Buffington Classic under the BTC Note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. BTC LLC’s payment and performance of the BTC Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Fifth Amendment to Loan Agreement dated August 21, 2013, is payable on August 21, 2014. We did not recognize any interest income – related parties related to the BTC Note for years ended December 31, 2013, 2012 or 2011. There was no balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the BTC Note as of December 31, 2013 or 2012.

HTC Loan

Effective December 2008, we modified a secured promissory note evidencing a loan (the “HTC Loan”) in the principal amount of approximately $8.1 million to UDF I that we originated in December 2006 in the principal amount of approximately $6.9 million. Our general partner serves as the asset manager for UDF I. UDF I’s obligations under the HTC Loan were secured by a first lien deed of trust filed on 190 entitled single-family home lots located in Thornton, Colorado. The HTC Loan bore interest at a base rate equal to 12% per annum and interest payments were due monthly. Effective June 30, 2011, the HTC Loan was increased to a maximum of $12.8 million, pursuant to a second secured promissory note in the principal amount of $4.7 million. The second secured promissory note bore the same interest rate and was secured by the same collateral as the original promissory note. The HTC Loan had an initial maturity date of December 31, 2011, but was extended to June 30, 2012 pursuant to a fourth amendment to secured promissory note effective as of June 30, 2011. Effective June 30, 2012, the principal amount available under the HTC Loan was increased to a maximum of $15.6 million and the maturity date was extended to June 30, 2015, pursuant to a fifth amendment to secured promissory note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Effective October 1, 2013, UDF I assigned all rights, title and interest in a promissory note payable by an unrelated party to the Partnership in exchange for cancellation of the HTC Loan. For the years ended December 31, 2013, 2012 and 2011, we recognized $1.2 million, $1.5 million and $1.4 million, respectively, of interest income – related parties related to the HTC Loan. Approximately $12.9 million is included in mortgage notes receivable – related parties as of December 31, 2012 related to the HTC Loan. There was no balance in accrued interest receivable – related parties associated with this note as of December 31, 2013 or 2012.

OU Land Note

In July 2009, we originated a secured promissory note to OU Land Acquisitions, L.P., a Texas limited partnership and wholly-owned subsidiary of UDF I (“OU Land”), in the principal amount of approximately $2.0 million (the “OU Land Note”). Our general partner serves as the asset manager for UDF I. The OU Land Note, which bore an interest rate of 15% per annum, was collateralized by a first lien on 56 acres of land located in Houston, Texas and was payable on June 14, 2010. In January 2011, the OU Land Note was paid off upon a sale of the underlying collateral. We did not recognize any interest income – related parties related to the OU Land Note for the years ended December 31, 2013 and 2012. For the year ended December 31, 2011 we recognized approximately $22,000 of interest income – related parties related to the OU Land Note. There was no balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the OU Land Note as of December 31, 2013 or 2012.

UDF TX One Note

In November 2010, we assumed a secured promissory note to UDF TX One, L.P., a Texas limited partnership and wholly owned subsidiary of UDF I (“UDF TX One”), in the principal amount of $8.0 million (the “UDF TX One Note”). Our general partner serves as the asset manager for UDF I. The UDF TX One Note, which bore an interest rate of 9.55% per annum, was collateralized by finished lots in Douglas County, Colorado and was payable on January 31, 2011. The UDF TX One Note was paid in full in January 2011. We did not recognize any interest income – related parties related to the UDF TX One Note for the years ended December 31, 2013 and 2012. For the year ended December 31, 2011 we recognized approximately $200 of interest income – related parties related to the UDF TX One Note. There was no balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the UDF TX One Note as of December 31, 2013 or 2012.

Ash Creek Note

In April 2011, we originated a promissory note to UDF Ash Creek, L.P. (the “Ash Creek Note”), a Delaware limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of $50,000. Our general partner serves as the asset manager for UDF I. The Ash Creek Note, which bears interest at a base rate equal to 15% per annum, was originally payable on December 5, 2011. Effective December 5, 2011, we entered into an extension agreement with the borrower pursuant to which the maturity date of the Ash Creek Note was extended to December 21, 2012. In December 2012, we amended the Ash Creek Note to increase the commitment amount to $65,000 and extend the maturity date from December 21, 2012 to December 21, 2013. Effective December 21, 2013, we entered into an extension agreement with the borrower pursuant to which the maturity date of the Ash Creek Note was extended to December 21, 2014. The Ash Creek Note is secured by a second lien deed of trust. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $10,000, $8,300 and $5,600, respectively, of interest income – related parties related to the Ash Creek Note, of which approximately $6,700 and $5,800 was included in accrued interest receivable – related parties as of December 31, 2013 and 2012, respectively. Approximately $67,000 and $58,000, respectively, is included in mortgage notes receivable – related parties associated with the Ash Creek Note as of December 31, 2013 and 2012.

Participation Interest – Related Party

In September 2008, we entered into an Economic Interest Participation Agreement with UMT pursuant to which we purchased (i) an economic interest in a $45.0 million revolving credit facility (the “UMT Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”).  Our general partner serves as the asset manager for UDF I. An affiliate of our general partner serves as the advisor to UMT. As of December 31, 2010, the UMT Loan was a $60.0 million revolving line-of-credit facility evidenced by a Third Amended and Restated Secured Line of Credit Promissory Note dated as of August 17, 2009, as extended to December 31, 2010 by an amendment effective December 31, 2009.  Effective December 31, 2010, the UMT Loan was subsequently increased to $75.0 million and the maturity date was extended to December 31, 2011 as evidenced by a Second Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2010. Effective December 31, 2011, the UMT Loan was amended and the maturity date was extended to December 31, 2012 as evidenced by a Third Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2011. Effective December 31, 2012, the UMT Loan was subsequently increased to $82.0 million and the maturity date was extended to December 31, 2013 as evidenced by a Fourth Amendment and Joinder Agreement to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2012. Effective October 1, 2013, the maturity date of the UMT Loan was further extended to December 31, 2014 and the interest rate was reduced from 14% to 9.25% per annum as evidenced by a Fifth Amendment to Third Amended and Restated Secured Line of Credit Promissory Note with UMT (as amended, the “UMT Note”). In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The UMT Loan is secured by a security interest in the assets of UDF I including UDF I’s land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF I in favor of UMT (the “Security Agreement”).

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

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and we will participate in the control and management of the UMT Loan. The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code of 1986, as amended, to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $9.4 million, $9.5 million and $8.3 million, respectively, of interest income – related parties related to the Economic Interest Participation Agreement, of which approximately $1.0 million and $2.6 million is included in accrued interest receivable – related parties for the years ended December 31, 2013 and 2012, respectively.

The UMT Loan was subordinate to the UDF I – Brockhoeft loan. As of December 31, 2013 and 2012, approximately $70.8 million and $74.7 million related to the Economic Interest Participation Agreement is included in participation interest – related party, respectively.

Loan Participations Sold to Related Parties

From inception through December 31, 2013, we have entered into 10 loan participation agreements with related parties whereby a related party has purchased a participation interest in a mortgage investment that we have originated. As of December 31, 2013, 6 of these agreements remain outstanding.

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

As of December 31, 2013 and 2012, we did not have an outstanding balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the BTC Note. We did not recognize any interest income associated with the BTC Note for the years ended December 31, 2013, 2012 or 2011. As of December 31, 2013 and 2012, UDF IV had a participation interest associated with the BTC Participation Agreement of approximately $280,000 and $499,000, respectively. The UDF IV participation interest is not included on our balance sheet.

TR II Finished Lot Note

In August 2009, we originated a $3.4 million secured promissory note (the “TR II Finished Lot Note”) with CTMGT Travis Ranch II, LLC, an unaffiliated Texas limited liability company. The TR II Finished Lot Note was originally secured by a subordinate, second lien deed of trust recorded against finished residential lots in the Travis Ranch residential subdivision located in Kaufman County, Texas. The TR II Finished Lot Note is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower. The interest rate under the TR II Finished Lot Note is 15%. The borrower obtained a senior loan secured by a first lien deed of trust on the finished lots, which was paid in full in the first quarter of 2013. As a result, our deed of trust became a first lien. For so long as the senior loan was outstanding, proceeds from the sale of the residential lots securing the TR II Finished Lot Note were paid to the senior lender and were applied to reduce the outstanding balance of the senior loan. Following the payment of the senior lien in full, the proceeds from the sale of the residential lots securing the TR II Finished Lot Note are required to be used to repay the TR II Finished Lot Note. The TR II Finished Lot Note was due and payable in full on August 28, 2012. Pursuant to a loan modification agreement effective August 28, 2012, the maturity date on the TR II Finished Lot Note was extended to January 28, 2013. The TR II Finished Lot Note was increased to $3.8 million pursuant to a Borrower’s Certificate effective as of December 31, 2012. Pursuant to a second loan modification agreement effective January 28, 2013, the maturity date on the TR II Finished Lot Note was extended to January 28, 2014. Pursuant to a third loan modification agreement effective January 28, 2014, the maturity date on the TR II Finished Lot Note was further extended to January 28, 2015. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

As of December 31, 2013 and 2012, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the TR II Finished Lot Note. We did not recognize any interest income associated with the TR II Finished Lot Note for the years ended December 31, 2013, 2012 or 2011. As of December 31, 2013 and 2012, UDF IV had a participation interest associated with the TR II Finished Lot Participation of approximately $3.3 million and $3.6 million, respectively. The UDF IV participation interest is not included on our balance sheet.

TR Paper Lot Note

In September 2009, we originated an $8.1 million secured promissory note (the “TR Paper Lot Note”) with CTMGT Travis Ranch, LLC, an unaffiliated Texas limited liability company. The borrower owns paper lots in the Travis Ranch residential subdivision of Kaufman County, Texas. A “paper” lot is a residential lot shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development. The TR Paper Lot Note was initially secured by a pledge of the equity interests in the borrower instead of a real property lien, effectively subordinating the TR Paper Lot Note to all real property liens. The TR Paper Lot Note is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower. The interest rate under the TR Paper Lot Note is 15%. The borrower obtained a senior loan secured by a first lien deed of trust on the paper lots, which was paid in full on January 29, 2013. For so long as the senior loan was outstanding, proceeds from the sale of the paper lots will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan. After the senior lien was paid in full, the proceeds from the sale of the paper lots are required to be used to repay the TR Paper Lot Note. The TR Paper Lot Note was due and payable in full on September 24, 2012. Pursuant to a loan modification agreement effective September 24, 2012, the maturity date on the TR Paper Lot Note was extended to January 28, 2013. The TR Paper Lot Note was increased to $11.0 million pursuant to a Borrower’s Confirmation Certificate effective as of December 31, 2012. Pursuant to a second loan modification agreement effective January 28, 2013, the maturity date on the TR Paper Lot Note was extended to January 28, 2014. Pursuant to a third loan modification agreement effective January 28, 2014, the maturity date on the TR Paper Lot Note was further extended to January 28, 2015. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

As of December 31, 2013 and 2012, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the TR Paper Lot Note. We did not recognize any interest income associated with the TR Paper Lot Note for the years ended December 31, 2013, 2012 or 2011. As of December 31, 2013 and 2012, UDF IV had a participation interest associated with the TR Paper Lot Participation of approximately $12.6 million and $10.6 million, respectively. The UDF IV participation interest is not included on our balance sheet.

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

As of December 31, 2013 and 2012, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the Luckey Ranch Note. We did not recognize any interest income associated with the Luckey Ranch Note for the year ended December 31, 2013. For the years ended December 31, 2012 and 2011, we recognized approximately $51,000 and $108,000, respectively, of interest income associated with the Luckey Ranch Note. The UDF LOF participation interest is not included on our balance sheet.

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

As of December 31, 2013 and 2012, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the Buffington Brushy Creek Note. We did not recognize any interest income associated with the Buffington Brushy Creek Note for the years ended December 31, 2013 or 2012. For the year ended December 31, 2011, we recognized approximately $167,000 of interest income associated with the Buffington Brushy Creek Note. The UDF LOF participation interest is not included on our balance sheet.

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

As of December 31, 2013 and 2012, we had an outstanding balance in mortgage notes receivable of approximately $45.7 million and $42.1 million, respectively, associated with the CTMGT Note. As of December 31, 2013 and 2012, we did not have an outstanding balance in accrued interest receivable associated with the CTMGT Note. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $6.9 million, $6.7 million and $7.6 million, respectively, of interest income associated with the CTMGT Note. As of December 31, 2013 and 2012, UDF LOF had a participation interest associated with the CTMGT Participation of approximately $12.7 million and $13.0 million, respectively. The UDF LOF participation interest is not included on our balance sheet.

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

As of December 31, 2013 and 2012, we had an outstanding balance in mortgage notes receivable of approximately $57,000 and $1.4 million, respectively, associated with the Northpointe LLC Note. As of December 31, 2013 and 2012, we did not have an outstanding balance in accrued interest receivable associated with the Northpointe LLC Note. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $52,000, $260,000 and $307,000, respectively, of interest income associated with the Northpointe LLC Note. As of December 31, 2013 and 2012, UDF IV had a participation interest associated with the Northpointe LLC Participation of approximately $1.6 million and $212,000, respectively. The UDF IV participation interest is not included on our balance sheet.

UDF NP Note

In December 2007, we originated the $6.0 million UDF NP Loan with Northpointe LLC. In December 2008, Northpointe LLC was purchased by an unrelated third party which assumed the UDF NP Loan. In May 2009, Northpointe LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by special warranty deed to Northpointe II, a subsidiary of UDF I. Concurrent with this assignment, Northpointe LLC entered into a contract for deed with Northpointe II whereby Northpointe LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to Northpointe LLC. The secured promissory note, which bears an interest rate of 12% per annum, is initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas and was payable on December 28, 2010. The maturity date was extended to December 28, 2013 pursuant to a modification agreement effective as of June 30, 2011, which also increased the UDF NP Loan to a maximum of $15.0 million, pursuant to a second secured promissory note in the principal amount of $9.0 million. In December 2013, the note was amended to further extend the maturity date to December 28, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note.

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

As of December 31, 2013 and 2012, we had an outstanding balance in mortgage notes receivable of approximately $9.1 million and $13.4 million, respectively, associated with the UDF NP Loan. As of December 31, 2013 and 2012, we did not have an outstanding balance in accrued interest receivable associated with the UDF NP Loan. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $1.4 million, $1.5 million and $1.3 million, respectively, of interest income associated with the UDF NP Loan. As of December 31, 2013, UDF IV had a participation interest associated with the Northpointe II LP Participation of approximately $3.0 million. The UDF IV participation interest is not included on our balance sheet.

Credit Enhancement Fees – Related Parties

From time to time, the Partnership enters into guarantees of affiliates’ borrowings and provides credit enhancements for the benefit of senior lenders in connection with the Partnership’s affiliates and investments in partnerships (collectively referred to as “guarantees”). In connection with related party guarantees, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that these guarantees are fair and at least as reasonable to the Partnership as a guarantee to an unaffiliated borrower in similar circumstances. See “Item 7, Off-Balance Sheet Arrangements”, Note J, “Commitments and Contingencies”, and Note L, “Related Party Transactions” to our accompanying financial statements for further discussion on guarantees.

The following table represents the approximate amount included in mortgage and transaction service revenues – related parties income for the periods indicated associated with fees paid to us on related party guarantees:

	For the Years Ended December 31,
Guarantee	2013	2012	2011
Lending Credit Enhancement	$37,000	$45,000	$45,000
REO PC Credit Enhancement	2,000	-	-
UMT HF TCB Guaranty	45,000	15,000	50,000
UDF IV HF Guaranty	45,000	60,000	60,000
UMT 15th Street Guaranty	7,000	11,000	11,000
UDF I Brockhoeft Guaranty	-	198,000	450,000
UDF IV Acquisitions Guaranty	45,000	59,000	43,000
UDF IV Finance II Guaranty	28,000	58,000	51,000
UMT HF III Guaranty	22,000	29,000	8,000
UMT HF II Guaranty	-	1,000	500
UMT HF II Green Bank Guaranty	4,000	1,000	500
BHG Guaranty	6,000	-	-
UDF IV Finance VI Guaranty	5,000	-	-
Total	$246,000	$477,000	$719,000

As of December 31, 2013 and December 31, 2012, approximately $297,000 and $299,000 is included in accounts receivable – related parties associated with fees due to the Partnership on related party guarantees.

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

As of December 31, 2013, the independent advisor from whom we have requested fairness opinions, which was selected by our general partner, is Jackson Claborn, Inc. Established in 1993, Jackson Claborn, Inc. is a full-service real estate appraisal and consulting firm which has been involved in the analysis of all types of commercial and residential property including, but not limited to, single-family subdivisions, single-family residences, golf courses, mixed-use developments, special-use projects and vacant land. Principals and professionals associated with Jackson Claborn, Inc. hold State of Texas Certified General Appraiser licenses and are members or designated members of the Appraisal Institute.

As of December 31, 2013, we have entered into 10 loan participation agreements with related parties whereby a related party has purchased a participation interest in a mortgage investment that we have originated for which we have obtained fairness opinions from Jackson Claborn, Inc. Our general partner believes that these purchased participation interests and credit enhancements are similar to our past practices and that they are fair and at least as favorable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.

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

Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees for professional audit services rendered by Whitley Penn LLP for the audit of our annual financial statements for the years ended December 31, 2013 and 2012 and fees billed for other services rendered by our independent public registered accounting firm during that period:

85

	2013	2012
Audit Fees (1)	$135,975	$132,275
Audit-Related Fees (2)	3,850	-
Tax Fees (3)	28,500	27,200
All Other Fees (4)	-	-
Total Fees	$168,325	$159,475

(1)	Audit fees consisted of professional services performed in connection with the audit of our financial statements and review of our financial statements included in our Forms 10-Q and our Form 10-K.

(2)	Fees related to consultations concerning financial accounting and reporting standards.

(3)	Tax fees consisted principally of assistance with matters relating to tax preparation and tax advice.

(4)	All other fees relate to fees for other permissible work performed that does not meet the above-described categories.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed.

1.	Financial Statements.

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.	Financial Statement Schedules.

None.

3.	Exhibits.

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

United Development Funding III, L.P.

March 31, 2014	By:	/s/ Hollis M. Greenlaw

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

March 31, 2014	By:	/s/ Hollis M. Greenlaw

Hollis M. Greenlaw

President and Chief Executive Officer of UMTH Land Development, L.P., sole general partner of the Registrant and President and Chief Executive Officer of UMT Services, Inc., sole general partnerDecember 31, of UMTH Land Development, L.P.

(Principal Executive Officer)

March 31, 2014	By:	/s/ Cara D. Obert

Cara D. Obert

Chief Financial Officer of UMTH Land Development, L.P., sole general partner of the Registrant

(Principal Financial Officer and Principal Accounting Officer)

March 31, 2014	By:	/s/ Theodore F. Etter

Theodore F. Etter

Chairman of the Board of UMT Services, Inc., sole general partner of UMTH Land Development, L.P., sole general partner of the Registrant

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Audited Financial Statements:

Balance Sheets as of December 31, 2013 and December 31, 2012	F-3

Statements of Operations for the Years ended December 31, 2013, 2012 and
2011	F-4

Statements of Changes in Partners’ Capital for the Years Ended December 31,
2013, 2012 and 2011	F-5

Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and
2011	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United Development Funding III, L.P.

We have audited the accompanying balance sheets of United Development Funding III, L.P. (the “Partnership”) as of December 31, 2013 and 2012, and the related statements of operations, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Development Funding III, L.P. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 31, 2014

UNITED DEVELOPMENT FUNDING III, L.P.

BALANCE SHEETS

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$1,966,735	$3,854,711
Restricted cash	1,374,665	1,534,773
Accrued interest receivable	6,323,628	3,723,410
Accrued interest receivable – related parties	1,247,822	2,673,830
Accounts receivable – related parties	297,793	299,000
Mortgage notes receivable, net	254,967,550	226,908,530
Mortgage notes receivable – related parties, net	27,750,328	49,021,242
Participation interest – related party, net	70,835,104	75,188,457
Other assets	61,908	124,919

Total assets	$364,825,533	$363,328,872

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$135,531	$118,540
Accrued liabilities	172,514	204,220
Accrued liabilities – related parties	1,397,532	2,054,894
Line-of-credit	10,000,000	13,750,000

Total liabilities	11,705,577	16,127,654

Commitments and contingencies

Partners’ Capital:
Limited partners’ capital: 22,500,000 units authorized; 19,131,748 units issued and outstanding at December 31, 2013 and 18,827,498 units issued and outstanding at December 31, 2012	353,119,847	347,201,109
General partner’s capital	109	109

Total partners’ capital	353,119,956	347,201,218

Total liabilities and partners’ capital	$364,825,533	$363,328,872

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011

Revenues:
Interest income	$37,249,385	$35,779,392	$34,101,550
Interest income – related parties	15,162,053	16,362,386	15,241,067
Mortgage and transaction service revenues	400,203	395,256	1,062,225
Mortgage and transaction service revenues – related parties	246,205	622,179	1,022,105
Total revenues	53,057,846	53,159,213	51,426,947

Expenses:
Interest expense	1,181,507	1,468,836	1,500,000
Loan loss reserve expense	4,512,684	5,569,266	4,015,168
General and administrative	1,008,856	1,062,243	1,039,500
General and administrative – related parties	5,351,582	2,758,135	2,697,726
Total expenses	12,054,629	10,858,480	9,252,394

Net income	$41,003,217	$42,300,733	$42,174,553

Earnings allocated to limited partners	$36,746,939	$37,909,769	$37,796,687

Earnings per weighted average limited partnership units outstanding, basic and diluted	$1.94	$2.04	$2.09

Weighted average limited partnership units outstanding	18,954,080	18,566,233	18,046,187

Distributions per weighted average limited partnership units outstanding	$1.95	$1.95	$1.94

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

For the Years Ended December 31, 2013, 2012 and 2011

	General	Limited	Limited	Total
	Partner's	Partners'	Partners'	Partners'
	Capital	Units	Capital	Capital

Balance at December 31, 2010	$79,852	$17,782,903	$321,918,625	$321,998,477

Distributions paid	(2,870,905)	-	(35,098,089)	(37,968,994)

Distribution reinvestment	-	543,608	10,872,156	10,872,156

Distributions declared, but not paid	(1,552,450)	-	-	(1,552,450)

Net income	4,377,866	-	37,796,687	42,174,553

Balance at December 31, 2011	34,363	18,326,511	335,489,379	335,523,742

Distributions paid	(4,425,218)	-	(36,217,790)	(40,643,008)

Distribution reinvestment	-	518,437	10,368,751	10,368,751

Redemption of limited partners’ interest		(17,450)	(349,000)	(349,000)

Net income	4,390,964	-	37,909,769	42,300,733

Balance at December 31, 2012	109	18,827,498	347,201,109	347,201,218

Contributions			390	390

Distributions paid	(4,256,277)	-	(36,913,582)	(41,169,859)

Distribution reinvestment	-	500,102	10,002,033	10,002,033

Redemption of limited partners’ interest		(195,852)	(3,917,043)	(3,917,043)

Net income	4,256,277	-	36,746,940	41,003,217

Balance at December 31, 2013	$109	19,131,748	$353,119,847	$353,119,956

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
Operating Activities
Net income	$41,003,217	$42,300,733	$42,174,553
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,512,684	5,569,266	4,015,168
Amortization	80,994	128,103	161,165
Changes in operating assets and liabilities:
Accrued interest receivable	(2,600,218)	2,489,298	(379,683)
Accrued interest receivable – related parties	1,426,008	(50,964)	(414,266)
Accounts receivable – related parties	1,207	(138,448)	(42,583)
Other assets	(17,983)	(169,317)	479
Accounts payable	16,991	(74,753)	17,513
Accrued liabilities	(31,706)	(1,246)	40,526
Accrued liabilities – related parties	(657,362)	(1,452,318)	(171,646)
Net cash provided by operating activities	43,733,832	48,600,354	45,401,226

Investing Activities
Investments in mortgage notes receivable	(27,976,274)	(27,226,942)	(25,343,522)
Investments in mortgage notes receivable – related parties	(1,382,470)	(6,754,674)	(6,181,595)
Investments in participation interest – related party	(2,985,166)	(9,195,637)	(8,452,688)
Receipts from mortgage notes receivable	7,658,019	19,220,508	17,661,122
Receipts from mortgage notes receivable – related parties	10,399,935	9,760,839	8,776,854
Receipts from participation interest – related party	7,338,519	157,703	153,657
Restricted cash	160,108	(16,111)	(15,813)
Net cash used in investing activities	(6,787,329)	(14,054,314)	(13,401,985)

Financing Activities
Payments on line-of-credit	(3,750,000)	(1,250,000)	-
Limited partner contributions	390	-	-
Limited partner distributions, net of limited partner distribution reinvestment	(26,911,549)	(25,849,039)	(24,225,933)
Limited partner redemptions	(3,917,043)	(349,000)	-
General partner distributions	(4,256,277)	(5,977,668)	(5,854,122)
Net cash used in financing activities	(38,834,479)	(33,425,707)	(30,080,055)

Net (decrease) increase in cash and cash equivalents	(1,887,976)	1,120,333	1,919,186
Cash and cash equivalents at beginning of period	3,854,711	2,734,378	815,192
Cash and cash equivalents at end of period	$1,966,735	$3,854,711	$2,734,378

Supplemental Cash Flow Information
Cash paid for interest	$1,213,356	$1,479,452	$1,500,000
Supplemental Cash Flow Information – non cash activity
Assignment of loans	$12,253,449	$-	$-
Limited partner distribution reinvestment	$10,002,033	$10,368,751	$10,872,156

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

UMT Holdings, L.P. (“UMT Holdings”), a Delaware limited partnership, holds 99.9% of the limited partnership interests in our general partner. UMT Services, Inc. (“UMT Services”), a Delaware corporation, owns the remaining 0.1% of the limited partnership interests in our general partner and serves as its general partner. Land Development has been engaged to provide asset management services for four investment partnerships (United Development Funding, L.P. and its subsidiaries (“UDF I”), United Development Funding II, L.P., United Development Funding Land Opportunity Fund, L.P. (“UDF LOF”), all Delaware limited partnerships, and UDF Texas Two, L.P., a Texas limited partnership), and United Development Funding IV, a Maryland real estate investment trust (“UDF IV”). Land Development also holds a 99.9% partnership interest in UMTHLD FLF I, L.P. and UMTHLD FLF II, L.P., both Texas limited partnerships, and United Development Funding X, L.P., a Delaware limited partnership, with the remaining 0.1% interest owned by UMT Services. In addition, Land Development owns 100% of the interests in UDF Land GP, LLC, which serves as the general partner of the general partner of UDF LOF. See Note L for discussion of related party transactions.

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Basis of Presentation

These audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity GAAP requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2013 and 2012, there were no such amounts included in cash and cash equivalents.

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

Participation Interest – Related Party

Participation interest – related party is recorded at the lower of cost or net realizable value. Participation interest – related party represents an Economic Interest Participation Agreement with United Mortgage Trust, a real estate investment trust organized under the laws of the state of Maryland (“UMT”), pursuant to which we purchased (i) an economic interest in an $82.0 million revolving credit facility (the “UMT Loan”) from UMT to UDF I, and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan. See Note L, “Related Party Transactions” for further details. Our general partner serves as the asset manager for UDF I. An affiliate of our general partner serves as the advisor to UMT.

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

Revenue Recognition

Interest income on mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis. Income recognition is suspended for loans at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2013, we were suspending income recognition on 4 mortgage notes receivable with an aggregate unpaid principal balance of approximately $18.3 million. As of December 31, 2012, we were suspending income recognition on 2 mortgage notes receivable with an aggregate unpaid principal balance of approximately $2.2 million.

We generate mortgage and transaction service revenues and mortgage and transaction service revenues – related parties by originating and acquiring mortgage notes receivable and other loans. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables-Nonrefundable Fees and Other Costs (“ASC 310-20”), we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes. In addition, credit enhancement fee income is generated by fees charged to parties for credit enhancements provided to lenders by the Partnership on behalf of the parties. Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement. As of December 31, 2013, the Partnership was providing 10 credit enhancements to related parties (see Note L for further discussion).

The Partnership also incurred acquisition and origination fees (“Placement Fees”) payable to its general partner for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with mortgage notes receivable or participation interest entered into by the Partnership. Such costs were amortized into expense on a straight-line basis. As discussed further in Note C below, during the year ended December 31, 2013, we recorded an out-of-period adjustment associated with the amortization of these Placement Fees. As a result of this adjustment, these fees were fully amortized into expense as of December 31, 2013. As of December 31, 2012, approximately $2.5 million and $698,000, respectively, of deferred Placement Fees are included in mortgage notes receivable and mortgage notes receivable – related parties. As of December 31, 2012, approximately $489,000 of deferred Placement Fees are included in participation interest – related party.

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

The chart below summarizes the aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of December 31, 2013 and 2012:

	As of December 31,
	2013		2012
General Partner	$24,024,000	(1)	$19,767,000	(2)
Limited Partners	197,588,000	(3)	160,674,000	(4)
Retained Earnings Reserve	6,663,000		6,880,000
Retained Earnings Deficit	(15,323,000)		(11,211,000)

(1)	approximately $24.0 million paid in cash.

(2)	approximately $19.8 million paid in cash.

(3)	approximately $134.3 million paid in cash and approximately $63.3 million reinvested in 3,163,293 units of limited partnership interest under our DRIP and Secondary DRIP, each as defined in Note D below.

(4)	approximately $107.4 million paid in cash and approximately $53.3 million reinvested in 2,663,191 units of limited partnership interest under our DRIP and Secondary DRIP, each as defined in Note D below.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets, including the distributions to our general partner described above, and the general and administrative – related parties expenses for the years ended December 31, 2013 and 2012. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

	For the Years Ended December 31,
	2013	2012
Payments to General Partner and Related Parties	$6,515,000	$8,960,000
Total General and Administrative Expenses to General Partner and Related Parties	$5,352,000	$2,758,000

Income Taxes

The Partnership is organized as a limited partnership for federal income tax purposes. As a result, income or losses are taxable or deductible to the partners rather than at the partnership level; accordingly, no provision has been made for federal income taxes in the accompanying financial statements. The chart below provides a reconciliation of our GAAP net income to our taxable income for the years ended December 31, 2013 and 2012:

	2013		2012
GAAP Net Income	$41,003,217		$42,300,733
Temporary differences	2,941,556	(1)(2)	5,486,569	(1)
Taxable income	$43,944,773	(2)	$47,787,302

(1)	Consists primarily of revenues amortized for GAAP purposes but recognized immediately for tax purposes as well as loan loss reserves recorded for GAAP purposes but not recognized for tax purposes until losses actually incurred.

(2)	Amounts represent estimates as 2013 taxable income has not yet been determined.

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

The Partnership files income tax returns in the United States federal jurisdiction. At December 31, 2013, tax returns related to fiscal years ended December 31, 2010 through December 31, 2012 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. The Partnership did not incur any penalties or interest during the years ended December 31, 2013 and 2012.

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

C. Out of Period Adjustments

During the year ended December 31, 2013, we recorded various adjustments reducing net income by $3,792,000 that should have been recorded in prior years. These out-of-period adjustments were recorded to correct errors in prior years resulting from the misapplication of accounting guidance in FASB ASC 310-20 related to capitalization and amortization of loan origination costs. The out-of-period adjustments recorded are attributable to the following prior fiscal years:

Period Ended	Net Income
December 31, 2012	$988,000
December 31, 2011	(90,000)
Prior fiscal years	(4,690,000)
Total	$(3,792,000)

The $3,792,000 of out-of-period adjustments are related to the following balance sheet line items:

Mortgage notes receivable, net ($2,605,000)

Mortgage notes receivable – related parties, net ($698,000)

Participation interest – related party ($489,000)

The errors in the application of FASB ASC 310-20 were identified in December 2013 when we commenced an inquiry into our historical accounting practice for the capitalization and amortization of Placement Fees that we incurred since July 1, 2006. From the quarter ended September 30, 2006 through the quarter ended September 30, 2013, we amortized Placement Fees into expense on a straight-line basis over our expected economic life. This treatment, however, was not in accordance with FASB ASC 310-20. FASB ASC 310-20 requires qualifying loan origination costs to be capitalized and amortized into expense over the life of the related loan.

The impact of the out-of-period adjustments was immaterial to the balance sheets, statements of operations and statements of cash flows for each fiscal year affected by the adjustments. As a result, in the accompanying financial statements, the cumulative effect is recorded in the year ended December 31, 2013.

The following tables show the effect of the out-of-period adjustments on the affected line items in the statements of operations for December 31, 2013, 2012 and 2011 under the rollover method.

Year Ended December 31, 2013	As Reported	Adjustments Increase/(Decrease)	Amount Adjusted for Removal of Errors
General and administrative – related parties	$5,352,000	$(3,792,000)	$1,560,000
Total expenses	$12,055,000	$(3,792,000)	$8,263,000
Net income	$41,003,000	$3,792,000	$44,795,000
Earnings allocated to limited partners	$36,747,000	$3,398,000	$40,145,000
Earnings per weighted average unit	$1.94	$0.18	$2.12

Year Ended December 31, 2012	As Reported	Adjustments Increase/(Decrease)	Amount Adjusted for Removal of Errors
General and administrative – related parties	$2,758,000	$(988,000)	$1,770,000
Total expenses	$10,858,000	$(988,000)	$9,870,000
Net income	$42,301,000	$988,000	$43,289,000
Earnings allocated to limited partners	$37,910,000	$885,000	$38,795,000
Earnings per weighted average unit	$2.04	$0.05	$2.09

Year Ended December 31, 2011	As Reported	Adjustments Increase/(Decrease)	Amount Adjusted for Removal of Errors
General and administrative – related parties	$2,698,000	$90,000	$2,788,000
Total expenses	$9,252,000	$90,000	$9,342,000
Net income	$42,175,000	$(90,000)	$42,085,000
Earnings allocated to limited partners	$37,797,000	$(81,000)	$37,716,000
Earnings per weighted average unit	$2.09	$-	$2.09

D. Registration Statement

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

On June 12, 2009, we registered 5,000,000 additional units to be offered at the Estimated Unit Value (as defined in Note I below) pursuant to an Amended and Restated Distribution Reinvestment Plan in a Registration Statement on Form S-3 (File No. 333-159939) (“Secondary DRIP”). As such, we ceased offering units under the DRIP as of July 21, 2009 and concurrently commenced our offering of units pursuant to the Secondary DRIP, which is currently ongoing. On September 6, 2013, the general partner determined the most recent Estimated Unit Value to be $20.00 per unit, which will be used as the Estimated Unit Value until such time as our general partner provides a new estimated value of the Partnership’s units of limited partnership interest.

E. Loans and Allowance for Loan Losses

Our loan portfolio is comprised of mortgage notes receivables, net, mortgage notes receivables – related parties, net and participation interest – related party, net, and is recorded at the lower of cost or estimated net realizable value.

	As of December 31,
	2013	2012
Mortgage notes receivable, net	$254,968,000	$226,909,000
Mortgage notes receivable - related parties, net	27,750,000	49,021,000
Participation interest - related party, net	70,835,000	75,188,000
Total	$353,553,000	$351,118,000

Our loans are classified as follows:

	As of December 31,
	2013	2012
Real Estate:
Acquisition and land development	$373,380,000	$364,101,000
Allowance for loan losses	(19,715,000)	(16,644,000)
Unamortized commitment fees and placement fees	(112,000)	3,661,000
Total	$353,553,000	$351,118,000

As of December 31, 2013, we had originated or purchased 61 loans, including 34 loans that have been repaid in full by the respective borrowers. For the year ended December 31, 2013, we originated or purchased 1 loan, sold 1 loan participation, and did not acquire any additional participation interests. Of the 27 loans outstanding as of December 31, 2013, the scheduled maturity dates are as follows as of December 31, 2013:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$40,334,000	8	15%	$40,334,000	8	11%
2014	80,263,000	6	81%	216,733,000	10	79%	296,996,000	16	80%
2015	18,322,000	1	19%	17,728,000	2	6%	36,050,000	3	9%
Total	$98,585,000	7	100%	$274,795,000	20	100%	$373,380,000	27	100%

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

The following table represents the maturity dates of loans that were matured as of December 31, 2013 and had not been repaid or extended as of December 31, 2013:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
2009	$-	-	-	$17,567,000	6	44%	$17,567,000	6	44%
2010	-	-	-	22,767,000	2	56%	22,767,000	2	56%
Total	$-	-	-	$40,334,000	8	100%	$40,334,000	8	100%

Of these 8 loans, as of December 31, 2013, full collectability is considered probable for 5 loans with an aggregate unpaid principal balance of approximately $32.8 million and full collectability is considered more likely than not, but not probable, for 3 loans with an aggregate unpaid principal balance of approximately $7.5 million. In addition to the 8 loans considered impaired due to the loans remaining outstanding beyond the contractual terms of the loan agreement, we had one loan with an aggregate unpaid principal balance of approximately $10.8 million that was considered impaired due to the estimated value of the underlying collateral and as such, full collectability on this loan is considered more likely than not, but not probable, as of December 31, 2013.

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

The following table describes the loans that were matured as of December 31, 2012, the activity with respect to such loans during the year ended December 31, 2013, and the loans that matured during the year ended December 31, 2013 and remained matured as of December 31, 2013:

Maturity Date	Amount	Loans	% of Total	Matured Loan Extensions During the Year Ended December 31, 2013 on Loans Matured as of December 31, 2012 (1)	Net Activity During the Year Ended December 31, 2013 on Loans Matured as of December 31, 2012 (2)	Loans Matured During the Year Ended December 31, 2013 (3)	Amount	Loans	% of Total

	Non-Related
	Matured as of December 31, 2012			2013 Activity (4)			Matured as of December 31, 2013
2009	$15,173,000	6	13%	$-	$2,394,000	$-	$17,567,000	6	44%
2010	19,577,000	2	18%	-	3,190,000	-	22,767,000	2	56%
2012	76,999,000	1	69%	(76,999,000)	-	-	-	-	-
Total	$111,749,000	9	100%	$(76,999,000)	$5,584,000	$-	$40,334,000	8	100%

(1)	Amounts represent aggregate unpaid principal balance as of December 31, 2012 of matured loans as of December 31, 2012 that were extended during the year ended December 31, 2013.

(2)	For loans matured as of December 31, 2012, net loan activity represents all activity on the loans during the year ended December 31, 2013, including accrued interest, payment of fees and expenses, charge-offs and/or repayments.

(3)	Amounts represent aggregate unpaid principal balance as of December 31, 2013 of loans that matured during the year ended December 31, 2013 and remained matured as of December 31, 2013.

(4)	The table does not reflect activity for loans that matured or were due to mature during the year ended December 31, 2013, but were extended prior to December 31, 2013.

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2013, we were suspending income recognition on 4 mortgage notes receivable with an aggregate unpaid principal balance of approximately $18.3 million. As of December 31, 2012, we were suspending income recognition on 2 mortgage notes receivable with an aggregate unpaid principal balance of approximately $2.2 million.

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

As of December 31, 2013, we had 8 mortgage notes receivable with an aggregate unpaid principal balance of approximately $40.3 million that were considered impaired due to the loans remaining outstanding beyond the contractual term of the loan agreement. Of these 8 loans, full collectability is considered probable for 5 loans with an aggregate unpaid principal balance of approximately $32.8 million and full collectability is considered more likely than not, but not probable, for 3 loans with an aggregate unpaid principal balance of approximately $7.5 million. In addition to the 8 loans considered impaired due to the loans remaining outstanding beyond the contractual terms of the loan agreement, we had one loan with an aggregate unpaid principal balance of approximately $10.8 million that was considered impaired due to the estimated value of the underlying collateral and as such, full collectability on this loan is considered more likely than not, but not probable, as of December 31, 2013. As of December 31, 2012, we had 9 mortgage notes receivable with an aggregate unpaid principal balance of approximately $111.8 million. Of these loans, 8 loans, with an aggregate unpaid principal balance of approximately $34.8 million, were considered impaired due to the loans remaining outstanding beyond the contractual term of the loan agreement, and 1 loan, with an unpaid principal balance of approximately $77.0 million, was not considered impaired as the note was amended during March 2013 to extend the maturity date to March 31, 2014. Of these 9 loans, full collectability was considered probable for 7 loans with an aggregate unpaid principal balance of approximately $109.6 million and full collectability was considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.2 million. For the years ended December 31, 2011 and 2012, the average outstanding aggregate unpaid principal balance for impaired loans was approximately $41.5 million and $36.2 million, respectively. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $5.4 million, $5.4 million and $7.1 million of interest income, respectively, related to impaired loans. For the years ended December 31, 2013, 2012 and 2011, we did not recognize any cash basis interest income related to impaired loans. Although no specific allowance was allocated on impaired loans as of December 31, 2012, we did charge-off approximately $1.4 million against the allowance for loan losses associated with repayment of one impaired loan during the year ended December 31, 2013.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of December 31, 2013 and 2012, our loans were classified as follows:

	2013	2012
Level 1	$355,107,000	$361,923,000
Level 2	18,273,000	2,178,000
Level 3	-	-
Total	$373,380,000	$364,101,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party. We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses during the years ended December 31, 2013 and 2012, which is offset against mortgage notes receivable:

	For the Years Ended December 31,
	2013	2012
Balance, beginning of year	$16,644,000	$11,075,000
Provision for loan losses	4,513,000	5,569,000
Charge-offs	(1,442,000)	-
Balance, end of period	$19,715,000	$16,644,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of December 31, 2013 and 2012, we have no loan modifications that are classified as troubled debt restructurings.

F. Line-of-Credit

On September 21, 2009, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, the Partnership entered into a Loan and Security Agreement (the “Loan Agreement”) with Wesley J. Brockhoeft, an unaffiliated individual (the “Lender”), pursuant to which the Lender provided the Partnership with a revolving credit facility in the maximum principal amount of $15.0 million (the “Brockhoeft Credit Facility”). Effective March 2014, we paid off the Brockhoeft Credit Facility in full, and the Loan Agreement was terminated. See Note N, “Subsequent Events” for further discussion. The interest rate on the Brockhoeft Credit Facility was equal to 10% per annum. Accrued interest on the outstanding principal amount of the Brockhoeft Credit Facility was payable monthly. The Brockhoeft Credit Facility was secured by a first priority lien on all of the Partnership’s existing and future assets. In consideration of the Lender originating the Brockhoeft Credit Facility, the Partnership paid the Lender an origination fee in the amount of $300,000. On June 21, 2010, the Partnership entered into the First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”), pursuant to which the maturity date on the Brockhoeft Credit Facility was extended from September 20, 2010 to June 21, 2012 and the Partnership’s existing and future assets were permitted to secure our guaranty of a $15.0 million loan (the “UDF I – Brockhoeft Loan”) from the Lender, as agent for a group of lenders, to UDF I. In consideration for amending the Brockhoeft Credit Facility, the Partnership paid the Lender an amendment fee in the amount of $150,000, which was amortized over the life of the Amended Loan Agreement. In connection with the guaranty, we received from UDF I a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. The Amended Loan Agreement also provided for cross-default of the Brockhoeft Credit Facility with the UDF I – Brockhoeft Loan. On June 21, 2012, the Partnership entered into the Second Amendment to Loan and Security Agreement (the “Second Amended Loan Agreement”), pursuant to which the maturity date on the Brockhoeft Credit Facility was extended from June 21, 2012 to June 21, 2014. Our guaranty of the UDF I – Brockhoeft Loan was also modified effective June 21, 2012, such that UDF I agreed to pay us a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the UDF I – Brockhoeft Loan. In consideration for entering into the Second Amended Loan Agreement, the Partnership paid the Lender an additional amendment fee in the amount of $150,000, which was amortized over the life of the Second Amended Loan Agreement. UDF I paid off the UDF I – Brockhoeft Loan in December 2012, thus extinguishing the Partnership’s guaranty of the UDF I – Brockhoeft Loan and extinguishing the cross-default of the Brockhoeft Credit Facility with the UDF I – Brockhoeft Loan. We believe that the interest rate and terms of the Brockhoeft Credit Facility, the Amended Loan Agreement and the Second Amended Loan Agreement were consistent with those offered by financial institutions.

Effective as of June 21, 2012, the Partnership could not borrow any additional advances under the Second Amended Loan Agreement. The Partnership was required to repay the principal amount of the loan in equal installments of $1,250,000 on the 21st day of each March, June, September and December beginning on September 21, 2012. The Partnership obtained a waiver from the Lender of the December 2012 principal payment and resumed making the quarterly principal payments in accordance with the terms of the Second Amended Loan Agreement in March 2013.

The Partnership utilized the Brockhoeft Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allows the Partnership to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Partnership used the Brockhoeft Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments. As of December 31, 2013 and 2012, $10.0 million and $13.8 million in principal was outstanding under the Brockhoeft Credit Facility, respectively. Interest expense associated with the Brockhoeft Credit Facility was approximately $1.2 million for the year ended December 31, 2013 and $1.5 million for each of the years ended December 31, 2012 and 2011.

G. Partners’ Capital

As of December 31, 2013, we had issued an aggregate of 19,131,748 units of limited partnership interest in the Primary Offering, DRIP and Secondary DRIP, consisting of 16,499,994 units issued to our limited partners pursuant to the Primary Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to our limited partners pursuant to our DRIP in exchange for gross proceeds of approximately $14.3 million, and 2,447,033 units of limited partnership interest issued to our limited partners pursuant to our Secondary DRIP in exchange for gross proceeds of approximately $48.9 million, less 531,539 units of limited partnership interest that we had repurchased pursuant to our unit redemption program for approximately $10.6 million.

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

For the year ended December 31, 2013, we have made the following distributions to our limited partners:

Period Ended	Date Paid	Distribution Amount
December 31, 2012	January 24, 2013	$3,113,109
January 31, 2013	February 22, 2013	3,120,065
February 28, 2013	March 22, 2013	2,824,183
March 31, 2013	April 24, 2013	3,134,189
April 30, 2013	May 24, 2013	3,038,860
May 31, 2013	June 24, 2013	3,146,452
June 30, 2013	July 24, 2013	3,023,666
July 31, 2013	August 23, 2013	3,129,405
August 31, 2013	September 24, 2013	3,136,466
September 30, 2013	October 24, 2013	3,041,728
October 31, 2013	November 22, 2013	3,149,845
November 30, 2013	December 24, 2013	3,055,614
		$36,913,582

For the year ended December 31, 2013, we paid distributions of $36,913,582 ($26,911,549 in cash and $10,002,033 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $43,733,833. For the year ended December 31, 2012, we paid distributions of $36,217,790 ($25,849,039 in cash and $10,368,751 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $48,600,354. For the period from our inception through December 31, 2013, we paid distributions of approximately $197.6 million (approximately $134.3 million in cash and approximately $63.3 million in limited partnership units pursuant to our DRIP and Secondary DRIP), as compared to cumulative cash flows from operations of approximately $243.5 million and cumulative net income of approximately $231.4 million.

The distributions to our limited partners paid during the years ended December 31, 2013 and 2012, along with the amount of distributions reinvested pursuant to our Secondary DRIP and the sources of our distributions were as follows:

	For the Years Ended December 31,
	2013		2012
Distributions paid in cash	$26,911,549		$25,849,039
Distributions reinvested	10,002,033		10,368,751
Total distributions	$36,913,582		$36,217,790
Source of distributions:
Cash flows from operations	$36,913,582	100%	$36,217,790	100%
Total sources	$36,913,582	100%	$36,217,790	100%

H. Operational Compensation

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

I. Unit Redemption Program and Net Capital Proceeds Distribution Program

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

As stated above, effective May 16, 2013, the unit redemption program is limited only to the death or other involuntary exigent circumstances of a limited partner. Therefore, limited partners wishing to redeem their units after such date may do so only pursuant to Sections 9.6 and 11.3(f) of the Partnership Agreement. Under such sections of the Partnership Agreement, any limited partner (an “Electing Partner”) may provide written notice to the Partnership of its election to receive its share of any future net capital proceeds (the “Net Capital Proceeds Distribution Program”) received by the Partnership that the Partnership decides to reinvest in additional loans. If the Partnership ultimately decides to not reinvest net capital proceeds received by the Partnership in additional loans, such net capital proceeds shall not be eligible to be paid to Electing Partners pursuant to the Net Capital Proceeds Distribution Program, but shall be distributed in accordance with the other distribution provisions of the Partnership Agreement. The election to participate in the Net Capital Proceeds Distribution Program will automatically and immediately cause the withdrawal of all of the Electing Partner’s pending requests for redemption pursuant to the Partnership’s unit redemption program, and the Electing Partner shall not be eligible to make any further requests for redemption pursuant to the unit redemption program.

The Partnership complies with FASB ASC 480-10, Distinguishing Liabilities from Equity, which requires, among other things, that financial instruments that represent a mandatory obligation of the Partnership to repurchase limited partnership units be classified as liabilities and reported at settlement value. We believe that limited partnership units tendered for redemption by the unit holder under the Partnership’s unit redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our general partner, and that limited partnership units tendered for redemption by the unit holder under the Net Capital Proceeds Distribution Program do not represent a mandatory obligation until our general partner determines, in its sole discretion, to reinvest net capital proceeds received by the Partnership in additional loans. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of December 31, 2013, we did not have any approved redemption requests included in our liabilities.

The following table summarizes the redemption activity under the unit redemption program for the years ended December 31, 2013, 2012 and 2011. The amounts presented are in total units:

	For the Years Ended December 31,
	2013	2012	2011
Balance, beginning of year	716,000	719,000	508,000
Redemption requests received	231,000	128,000	217,000
Redemption requests cancelled	(551,000)	(114,000)	(6,000)
Units redeemed	(193,000)	(17,000)	-
Balance, end of year	203,000	716,000	719,000

The following table summarizes the redemption activity under the Net Capital Proceeds Distribution Program for the years ended December 31, 2013, 2012 and 2011. The amounts presented are in total units:

	For the Years Ended December 31,
	2013	2012	2011
Balance, beginning of year	-	-	-
Redemption requests received	726,000	-	-
Redemption requests cancelled	(41,000)	-	-
Units redeemed	(3,000)	-	-
Balance, end of year	682,000	-	-

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

In February 2009, the Partnership deposited $1.5 million into a money market account (the “Deposit Account”) with LegacyTexas Bank (“LegacyTexas”) for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending Company, L.P., a Delaware limited partnership (“UMTH Lending”). UMTH Lending and the Partnership’s general partner are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both UMTH Lending and the Partnership’s general partner. The Partnership provided LegacyTexas a security interest in the Deposit Account as further collateral for a loan (the “UMTH Lending Loan”) obtained by UMTH Lending from LegacyTexas. In November 2010, UMTH Lending refinanced the UMTH Lending Loan with United Texas Bank (“UTB”). In conjunction with this refinance, the Partnership deposited $1.5 million into a deposit account (the “UTB Deposit Account”) with UTB for the purpose of providing collateral to UTB for the benefit of UMTH Lending. The UTB Deposit Account replaced the Deposit Account previously established with LegacyTexas. The Partnership provided the UTB Deposit Account as further collateral for a loan obtained by UMTH Lending from UTB (the “UTB-UMTH Lending Loan”). In consideration for providing the Deposit Account and UTB Deposit Account (collectively, the “UMTH Lending Deposit Accounts”) as collateral for the UMTH Lending Loan and the UTB-UMTH Lending Loan (collectively, the “UMTH Lending Loans”), UMTH Lending agreed to pay the Partnership a fee equal to 3% per annum of the amount outstanding in the UMTH Lending Deposit Accounts, paid in 12 monthly installments for each year that the UMTH Lending Deposit Accounts secure the UMTH Lending Loans (the “Lending Credit Enhancement”). The UTB Deposit Account was included as restricted cash on the Partnership’s balance sheet. Effective November 4, 2013, UMTH Lending refinanced the UTB-UMTH Lending Loan with City Bank. In conjunction with this refinance, the Partnership deposited approximately $1.4 million into a deposit account (the “City Bank Deposit Account”) with City Bank for the purpose of providing collateral to City Bank for the benefit of REO Property Company, L.P., a Texas limited partnership (“REO PC”). UMT Services serves as the general partner for both REO PC and the Partnership’s general partner. The City Bank Deposit Account replaced the UTB Deposit Account. The Partnership provided City Bank a security interest in the City Bank Deposit Account as further collateral for a loan obtained by REO PC from City Bank (the “City Bank Loan”). In consideration of the Partnership providing the City Bank Deposit Account as collateral for the City Bank Loan, REO PC agreed to pay the Partnership a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the City Bank Loan at the end of each month (the “REO PC Credit Enhancement”). These fees are included in mortgage and transaction service revenues – related parties income (see Note L for further discussion).

In August 2009, the Partnership entered into a guaranty (the “UMT HF TCB Guaranty”) with Texas Capital Bank, National Association (“Texas Capital”), by which the Partnership guaranteed the repayment of up to $5.0 million owed to Texas Capital with respect to that certain promissory note between UMT Home Finance, L.P., a Delaware limited partnership (“UMT Home Finance”), and Texas Capital. UMT Home Finance is a wholly-owned subsidiary of UMT. An affiliate of the Partnership’s general partner serves as the advisor to UMT. In connection with the UMT HF TCB Guaranty, the Partnership entered into a letter agreement with UMT Home Finance which provided for UMT Home Finance to pay the Partnership annually, in advance, an amount equal to 1% of the Partnership’s maximum exposure under the UMT HF TCB Guaranty (i.e., $50,000 per annum) through August 2012. Effective August 28, 2012, the letter agreement was modified and UMT Home Finance agreed to pay the Partnership a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the Texas Capital loan. These fees are included in mortgage and transaction service revenues – related parties income (see Note L for further discussion).

In April 2010, the Partnership entered into a guaranty (the “UDF IV HF Guaranty”) for the benefit of Community Trust Bank of Texas (“CTB”), pursuant to which the Partnership guaranteed the repayment of up to $6.0 million owed to CTB with respect to a revolving line-of-credit loan between UDF IV Home Finance, L.P., a Delaware limited partnership (“UDF IV Home Finance”), and CTB. Effective July 31, 2013, UDF IV Home Finance entered into the First Amended and Restated Loan Agreement with CTB, pursuant to which CTB increased its commitment under the revolving line-of-credit loan from $6.0 million to $10.0 million. UDF IV Home Finance is a wholly owned subsidiary of UDF IV. The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. In connection with the UDF IV HF Guaranty, the Partnership entered into a letter agreement with UDF IV Home Finance which provided for UDF IV Home Finance to pay the Partnership an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum) through July 2013. Effective July 31, 2013, the letter agreement was modified and UDF IV Home Finance agreed to pay the Partnership a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the CTB loan. These fees are included in mortgage and transaction service revenues – related parties income (see Note L for further discussion).

In April 2010, the Partnership entered into a guaranty (the “UMT 15th Street Guaranty”) for the benefit of CTB, pursuant to which the Partnership guaranteed the repayment of up to $1.6 million owed to CTB with respect to a loan between UMT 15th Street, L.P., a Delaware limited partnership (“UMT 15th Street”), and CTB.  UMT 15th Street is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT. In connection with the UMT 15th Street Guaranty, the Partnership entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. This fee is included in mortgage and transaction service revenues – related parties income (see Note L for further discussion).

In June 2010, UDF I obtained the $15.0 million UDF I – Brockhoeft Loan from the Lender, as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, the Partnership provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan (the “UDF I Brockhoeft Guaranty”), which is secured by a lien on all of the Partnership’s existing and future assets. The Partnership’s general partner serves as the asset manager for UDF I. In consideration of the Partnership’s secured guaranty, commencing July 31, 2010, UDF I agreed to pay the Partnership a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. Effective June 21, 2012, the agreement was modified and UDF I agreed to pay the Partnership a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the UDF I – Brockhoeft Loan. UDF I paid off the UDF I – Brockhoeft Loan in December 2012, thus extinguishing the guaranty. These fees are included in mortgage and transaction service revenues – related parties income (see Note L for further discussion).

In August 2010, the Partnership entered into a guaranty (the “UDF IV Acquisitions Guaranty”) for the benefit of CTB, pursuant to which the Partnership guaranteed the repayment of $8.0 million (subsequently increased to $15.0 million) owed to CTB with respect to a revolving line-of-credit loan between UDF IV Acquisitions, L.P., a Delaware limited partnership (“UDF IV Acquisitions”), and CTB. UDF IV Acquisitions is a wholly owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. In connection with the UDF IV Acquisitions Guaranty, the Partnership entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the revolving line-of-credit at the end of the month. This fee is included in mortgage and transaction service revenues – related parties income (see Note L for further discussion).

In December 2010, the Partnership entered into a guaranty (the “UDF IV Finance II Guaranty”) for the benefit of The F&M Bank and Trust Company (“F&M”), pursuant to which the Partnership guaranteed the repayment of up to $5.0 million (subsequently increased to $10.0 million) owed to F&M with respect to a loan between UDF IV Finance II, L.P., a Delaware limited partnership (“UDF IV Finance II”), and F&M. Effective October 31, 2013, UDF IV Finance II entered into the Second Amendment to Amended and Restated Loan Agreement with F&M, pursuant to which F&M increased its commitment under the revolving line-of-credit loan from $10.0 million to $15.0 million. UDF IV Finance II is a wholly owned subsidiary of UDF IV. The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. In connection with the UDF IV Finance II Guaranty, the Partnership entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. This fee is included in mortgage and transaction service revenues – related parties income (see Note L for further discussion).

In May 2011, the Partnership entered into a guaranty (the “UMT HF III Guaranty”) for the benefit of Veritex Community Bank, National Association (“Veritex”), pursuant to which the Partnership guaranteed the repayment of up to $4.3 million owed to Veritex with respect to a loan between UMT Home Finance III, L.P., a Delaware limited partnership (“UMT HF III”), and Veritex. UMT HF III is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT. In connection with the UMT HF III Guaranty, the Partnership entered into a letter agreement with UMT HF III which provides for UMT HF III to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. This fee is included in mortgage and transaction service revenues – related parties income (see Note L for further discussion).

In August 2011, the Partnership entered into a guaranty (the “UMT HF II Guaranty”) for the benefit of First Financial Bank, N.A. (“FFB”), pursuant to which the Partnership guaranteed the repayment of up to $250,000 owed to FFB with respect to a loan between UMT Home Finance II, L.P., a Delaware limited partnership (“UMT HF II”), and FFB. UMT HF II is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT. In connection with the UMT HF II Guaranty, the Partnership entered into a letter agreement with UMT HF II which provides for UMT HF II to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. The FFB loan was repaid in full by UMT HF II in May 2012 and thus the UMT HF II Guaranty was extinguished. This fee is included in mortgage and transaction service revenues – related parties income (see Note L for further discussion).

In October 2011, the Partnership entered into a guaranty (the “UMT HF II Green Bank Guaranty”) for the benefit of Green Bank, N.A. (“Green Bank”), pursuant to which the Partnership guaranteed the repayment of up to $5.0 million owed to Green Bank with respect to a loan between UMT HF II and Green Bank. UMT HF II is a wholly owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT. In connection with the UMT HF II Green Bank Guaranty, the Partnership entered into a letter agreement with UMT HF II which provides for UMT HF II to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. This fee is included in mortgage and transaction service revenues – related parties income (see Note L for further discussion).

In April 2013, the Partnership entered into a guaranty (the “BHG Guaranty”) for the benefit of Affiliated Bank, pursuant to which the Partnership guaranteed the repayment of up to $3.0 million owed to Affiliated Bank with respect to a line of credit between Buffington Homebuilding Group, LTD, a Texas limited partnership (“BHG”), and Affiliated Bank (the “Affiliated Bank Line of Credit”). Our general partner has a minority limited partnership interest in BHG. In connection with the BHG Guaranty, the Partnership entered into a letter agreement with BHG which provides for BHG to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Affiliated Bank Line of Credit at the end of the month. Effective September 9, 2013, the Affiliated Bank Line of Credit was modified and the Partnership was released of the BHG Guaranty with the exception of loans originated prior to September 9, 2013 under the original Affiliated Bank Line of Credit. In December 2013, the last of the loans originated prior to September 9, 2013 were paid off, thus extinguishing the BHG Guaranty. This fee is included in mortgage and transaction service revenues – related parties income (see Note L for further discussion).

In August 2013, the Partnership entered into a guaranty (the “UDF IV Finance VI Guaranty”) for the benefit of CTB, pursuant to which the Partnership guaranteed the repayment of up to $25.0 million owed to CTB with respect to a loan between UDF IV Finance VI, L.P., a Delaware limited partnership (“UDF IV Finance VI”), and CTB. UDF IV Finance VI is a wholly owned subsidiary of UDF IV. The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. In connection with the UDF IV Finance VI Guaranty, the Partnership entered into a letter agreement with UDF IV Finance VI which provides for UDF IV Finance VI to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. This fee is included in mortgage and transaction service revenues – related parties income (see Note L for further discussion).

As of December 31, 2013, we had 12 outstanding guarantees, including: (1) 11 limited repayment guarantees with total credit risk to us of approximately $89.4 million, of which approximately $38.9 million had been borrowed against by the debtor and (2) one letter of credit issued on behalf of a borrower with total credit risk to us of approximately $18,000, which had not been called by the beneficiary.

As of December 31, 2012, we had 11 outstanding guarantees, including: (1) 10 limited repayment guarantees with total credit risk to us of approximately $50.6 million, of which approximately $37.6 million had been borrowed against by the debtor and (2) one letter of credit issued on behalf of a borrower with total credit risk to us of approximately $18,000, which had not been called by the beneficiary.

As of December 31, 2013, we had originated 61 loans, including 34 loans that have been repaid in full by the respective borrower, totaling approximately $598.6 million. We had approximately $36.9 million of commitments to be funded, including approximately $17.7 million of commitments for mortgage notes receivable – related parties and $11.2 million for participation interest – related party. For the year ended December 31, 2013, we originated or purchased 1 loan, sold 1 loan participation, and did not acquire any additional participation interests.

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

K. General and Administrative Expenses

General and administrative expenses and general and administrative expenses – related parties of the Partnership are summarized in the following charts:

	For the Years Ended
	December 31,
General and administrative expenses	2013	2012	2011

Investor relations	$482,000	$464,000	$450,000
Professional fees	268,000	266,000	327,000
Other	259,000	332,000	263,000
Total general and administrative expenses	$1,009,000	$1,062,000	$1,040,000

	For the Years Ended
	December 31,
General and administrative expenses – related parties	2013	2012	2011

Amortization of Placement Fees (1)	$3,792,000	$1,222,000	$1,221,000
Mortgage Servicing Fee	999,000	969,000	892,000
Amortization of debt financing fees	-	11,000	22,000
Operating Expense Reimbursement (2)	561,000	556,000	563,000
Total general and administrative expenses – related parties	$5,352,000	$2,758,000	$2,698,000

(1)	Amortization of Placement Fees for the year ended December 31, 2013 includes an out-of-period adjustment of approximately $3.8 million, as discussed in Note C.
(2)	As defined in Note L.

L. Related Party Transactions

As of December 31, 2013, we had approximately $27.8 million of mortgage notes receivables – related parties, consisting of 6 related party loans, and one participation interest – related party totaling approximately $70.8 million. Mortgage notes receivables – related parties and participation interest – related party represented approximately 27% of our total assets as of December 31, 2013. As of December 31, 2013, we had approximately $1.2 million of accrued interest receivable – related parties, and we had paid our general partner approximately $10.6 million since inception for acquisition and origination fee expenses associated with the mortgage notes receivable, mortgage notes receivable – related parties and participation interest – related party. For the year ended December 31, 2013, we recognized approximately $15.2 million and $246,000 for interest income – related parties and mortgage and transaction service revenues – related parties, respectively. We also recognized approximately $5.4 million of general and administrative expenses – related parties for the year ended December 31, 2013. As of December 31, 2013, we had 8 outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $80.9 million, of which approximately $35.2 million had been borrowed against by the debtor.

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

We incurred Placement Fees payable to our general partner for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with mortgage notes receivable or participation interests that we have entered into. Such costs were amortized into expense on a straight-line basis. As discussed further in Note C, during the year ended December 31, 2013, we recorded an out-of-period adjustment of approximately $3.8 million associated with the amortization of these Placement Fees. As a result of this adjustment, these fees were fully amortized into expense as of December 31, 2013. The unpaid portion of these fees is included in accrued liabilities – related parties on our balance sheet.

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

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the years ended December 31, 2013, 2012 and 2011. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Years Ended
		December 31,
Payee	Purpose	2013		2012		2011
Land Development
	Placement Fees	$301,000	5%	$447,000	5%	$472,000	6%
	Promotional interest	3,657,000	56%	5,266,000	59%	5,099,000	68%
	Carried interest	586,000	9%	726,000	8%	755,000	10%
	Mortgage servicing fee	1,405,000	21%	1,204,000	13%	1,045,000	14%
General Services
	Operating expense reimbursement	566,000	9%	1,317,000	15%	115,000	2%

Total payments		$6,515,000	100%	$8,960,000	100%	$7,486,000	100%

The chart below summarizes general and administrative – related parties expense for the years ended December 31, 2013, 2012 and 2011. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Years Ended
	December 31,
General and administrative expense – related parties	2013		2012		2011

Amortization of Placement Fees (1)	$3,792,000	71%	$1,222,000	44%	$1,221,000	45%
Mortgage servicing fee	999,000	19%	969,000	35%	892,000	33%
Amortization of debt financing fees	-	-	11,000	1%	22,000	1%
Operating expense reimbursement	561,000	10%	556,000	20%	563,000	21%

Total general and administrative expense – related parties	$5,352,000	100%	$2,758,000	100%	$2,698,000	100%

(1)	Amortization of Placement Fees for the year ended December 31, 2013 includes an out-of-period adjustment of approximately $3.8 million, as discussed in Note C.

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

UDF PM Note

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I (“UDF PM”), in the principal amount of approximately $6.4 million (the “UDF PM Note”). Our general partner serves as the asset manager for UDF I. The UDF PM Note, which bears an interest rate of 15% per annum, is initially collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and, per the Third Amendment to Secured Promissory Note, matures on September 4, 2014. In determining whether to modify the UDF PM Note, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In connection with the UDF PM Note, UDF PM agreed to pay us commitment fees equal to 3% of each advance on the note, or $187,500. We did not recognize any commitment fee income in connection with the UDF PM Note for years ended December 31, 2013, 2012 or 2011. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $39,000, $308,000 and $1.0 million, respectively, of interest income – related parties related to the UDF PM Note, of which approximately $10,000 and $5,000, respectively, is included in accrued interest receivable – related parties as of December 31, 2013 and 2012. Approximately $270,000 and $280,000 is included in mortgage notes receivable – related parties as of December 31, 2013 and 2012, respectively.

UDF X Note

In November 2007, we originated a secured promissory note to United Development Funding X, L.P., a Delaware limited partnership and wholly-owned subsidiary of our general partner (“UDF X”), in the principal amount of approximately $70.0 million (the “UDF X Note”). In August 2008, we amended the UDF X Note to reduce the commitment amount to $25.0 million. In November 2012, we amended the UDF X Note to increase the commitment amount to $26.0 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The UDF X Note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2015, as amended. In connection with the UDF X Note, UDF X agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $751,000. For the years ended December 31, 2012 and 2011, approximately $145,000 and $165,000, respectively, in commitment fee income is included in mortgage and transaction service revenues – related parties. We did not recognize any commitment fee income in connection with the UDF X Note for the year ended December 31, 2013. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $3.2 million, $3.5 million and $3.2 million, respectively, of interest income – related parties related to the UDF X Note, of which approximately $196,000 and $27,000, respectively, is included in accrued interest receivable – related parties as of December 31, 2013 and 2012. Approximately $18.3 million and $21.7 million is included in mortgage notes receivable – related parties as of December 31, 2013 and 2012, respectively.

UDF NP Loan

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company which was a wholly-owned subsidiary of UDF I at the time of the note’s origination (“Northpointe LLC”), in the principal amount of approximately $6.0 million (the “UDF NP Loan”). Our general partner serves as the asset manager for UDF I. In December 2008, Northpointe LLC was purchased by an unrelated third party, which assumed the UDF NP Loan. In May 2009, Northpointe LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by special warranty deed to UDF Northpointe II, L.P. (“Northpointe II”), a subsidiary of UDF I. Concurrent with this assignment, Northpointe LLC entered into a contract for deed with Northpointe II whereby Northpointe LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to Northpointe LLC. The secured promissory note, which bears an interest rate of 12% per annum, is initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas and was payable on December 28, 2010. The maturity date was extended to December 28, 2013 pursuant to a modification agreement effective as of June 30, 2011 which also increased the UDF NP Loan to a maximum of $15.0 million, pursuant to a second secured promissory note in the principal amount of $9.0 million. In December 2013, the note was amended to further extend the maturity date to December 28, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $1.4 million, $1.5 million and $1.3 million, respectively, of interest income – related parties related to the UDF NP Loan. There was no balance in accrued interest receivable – related parties associated with the UDF NP Loan as of December 31, 2013 or 2012. Approximately $9.1 million and $13.4 million is included in mortgage notes receivable – related parties associated with the UDF NP Loan as of December 31, 2013 and 2012, respectively.

UDF LOF Note

In August 2008, we originated a secured revolving line-of-credit to UDF LOF in the principal amount of up to $25.0 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”). The general partner of UDF LOF is a wholly-owned subsidiary of our general partner, and our general partner serves as the asset manager for UDF LOF. The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a security interest in all of UDF LOF’s existing and future acquired assets. In August 2011, we amended the UDF LOF Note to reduce the commitment amount to $10.0 million and extend the maturity date from August 20, 2011 to August 20, 2013. In August 2013, the note was amended to further extend the maturity date to August 20, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In January 2010, the balance of the UDF LOF Note was paid in full, although UDF LOF still has the ability to draw on the UDF LOF Note until it matures. In connection with this note, UDF LOF agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $587,000. We did not recognize any commitment fee income related to the UDF LOF Note for the years ended December 31, 2013 and 2012. For the year ended December 31, 2011, approximately $138,000 in commitment fee income is included in mortgage and transaction service revenues – related parties. We did not recognize any interest income – related parties related to the UDF LOF Note for the years ended December 31, 2013, 2012 and 2011. There was no balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the UDF LOF Note as of December 31, 2013 or 2012.

BTC Note

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2.0 million (the “BTC Note”). Our general partner had a minority partner interest in Buffington Classic. The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic. Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), merged into Buffington Texas Classic Homes, LLC (“BTC LLC”), which is ultimately owned and controlled by BHG. Our general partner has a minority limited partnership interest in BHG. As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, BTC LLC succeeded to all the rights, responsibilities and obligations of Buffington Classic under the BTC Note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. BTC LLC’s payment and performance of the BTC Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Fifth Amendment to Loan Agreement dated August 21, 2013, is payable on August 21, 2014. We did not recognize any interest income – related parties related to the BTC Note for years ended December 31, 2013, 2012 or 2011. There was no balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the BTC Note as of December 31, 2013 or 2012.

HTC Loan

Effective December 2008, we modified a secured promissory note evidencing a loan (the “HTC Loan”) in the principal amount of approximately $8.1 million to UDF I that we originated in December 2006 in the principal amount of approximately $6.9 million. Our general partner serves as the asset manager for UDF I. UDF I’s obligations under the HTC Loan were secured by a first lien deed of trust filed on 190 entitled single-family home lots located in Thornton, Colorado. The HTC Loan bore interest at a base rate equal to 12% per annum and interest payments were due monthly. Effective June 30, 2011, the HTC Loan was increased to a maximum of $12.8 million, pursuant to a second secured promissory note in the principal amount of $4.7 million. The second secured promissory note bore the same interest rate and was secured by the same collateral as the original promissory note. The HTC Loan had an initial maturity date of December 31, 2011, but was extended to June 30, 2012 pursuant to a fourth amendment to secured promissory note effective as of June 30, 2011. Effective June 30, 2012, the principal amount available under the HTC Loan was increased to a maximum of $15.6 million and the maturity date was extended to June 30, 2015, pursuant to a fifth amendment to secured promissory note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Effective October 1, 2013, UDF I assigned all rights, title and interest in a promissory note payable by an unrelated party to the Partnership in exchange for cancellation of the HTC Loan. For the years ended December 31, 2013, 2012 and 2011, we recognized $1.2 million, $1.5 million and $1.4 million, respectively, of interest income – related parties related to the HTC Loan. Approximately $12.9 million is included in mortgage notes receivable – related parties as of December 31, 2012 related to the HTC Loan. There was no balance in accrued interest receivable – related parties associated with this note as of December 31, 2013 or 2012.

OU Land Note

In July 2009, we originated a secured promissory note to OU Land Acquisitions, L.P., a Texas limited partnership and wholly-owned subsidiary of UDF I (“OU Land”), in the principal amount of approximately $2.0 million (the “OU Land Note”). Our general partner serves as the asset manager for UDF I. The OU Land Note, which bore an interest rate of 15% per annum, was collateralized by a first lien on 56 acres of land located in Houston, Texas and was payable on June 14, 2010. In January 2011, the OU Land Note was paid off upon a sale of the underlying collateral. We did not recognize any interest income – related parties related to the OU Land Note for the years ended December 31, 2013 and 2012. For the year ended December 31, 2011 we recognized approximately $22,000 of interest income – related parties related to the OU Land Note. There was no balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the OU Land Note as of December 31, 2013 or 2012.

UDF TX One Note

In November 2010, we assumed a secured promissory note to UDF TX One, L.P., a Texas limited partnership and wholly owned subsidiary of UDF I (“UDF TX One”), in the principal amount of $8.0 million (the “UDF TX One Note”). Our general partner serves as the asset manager for UDF I. The UDF TX One Note, which bore an interest rate of 9.55% per annum, was collateralized by finished lots in Douglas County, Colorado and was payable on January 31, 2011. The UDF TX One Note was paid in full in January 2011. We did not recognize any interest income – related parties related to the UDF TX One Note for the years ended December 31, 2013 and 2012. For the year ended December 31, 2011 we recognized approximately $200 of interest income – related parties related to the UDF TX One Note. There was no balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the UDF TX One Note as of December 31, 2013 or 2012.

Ash Creek Note

In April 2011, we originated a promissory note to UDF Ash Creek, L.P. (the “Ash Creek Note”), a Delaware limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of $50,000. Our general partner serves as the asset manager for UDF I. The Ash Creek Note, which bears interest at a base rate equal to 15% per annum, was originally payable on December 5, 2011. Effective December 5, 2011, we entered into an extension agreement with the borrower pursuant to which the maturity date of the Ash Creek Note was extended to December 21, 2012. In December 2012, we amended the Ash Creek Note to increase the commitment amount to $65,000 and extend the maturity date from December 21, 2012 to December 21, 2013. Effective December 21, 2013, we entered into an extension agreement with the borrower pursuant to which the maturity date of the Ash Creek Note was extended to December 21, 2014. The Ash Creek Note is secured by a second lien deed of trust. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $10,000, $8,300 and $5,600, respectively, of interest income – related parties related to the Ash Creek Note, of which approximately $6,700 and $5,800 was included in accrued interest receivable – related parties as of December 31, 2013 and 2012, respectively. Approximately $67,000 and $58,000, respectively, is included in mortgage notes receivable – related parties associated with the Ash Creek Note as of December 31, 2013 and 2012.

Participation Interest – Related Party

In September 2008, we entered into an Economic Interest Participation Agreement with UMT pursuant to which we purchased (i) an economic interest in the UMT Loan and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”).  Our general partner serves as the asset manager for UDF I. An affiliate of our general partner serves as the advisor to UMT. As of December 31, 2010, the UMT Loan was a $60.0 million revolving line-of-credit facility evidenced by a Third Amended and Restated Secured Line of Credit Promissory Note dated as of August 17, 2009, as extended to December 31, 2010 by an amendment effective December 31, 2009.  Effective December 31, 2010, the UMT Loan was subsequently increased to $75.0 million and the maturity date was extended to December 31, 2011 as evidenced by a Second Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2010. Effective December 31, 2011, the UMT Loan was amended and the maturity date was extended to December 31, 2012 as evidenced by a Third Amendment to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2011. Effective December 31, 2012, the UMT Loan was subsequently increased to $82.0 million and the maturity date was extended to December 31, 2013 as evidenced by a Fourth Amendment and Joinder Agreement to Third Amended and Restated Secured Line of Credit Promissory Note dated as of December 31, 2012. Effective October 1, 2013, the maturity date of the UMT Loan was further extended to December 31, 2014 and the interest rate was reduced from 14% to 9.25% per annum as evidenced by a Fifth Amendment to Third Amended and Restated Secured Line of Credit Promissory Note with UMT (as amended, the “UMT Note”). In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The UMT Loan is secured by a security interest in the assets of UDF I including UDF I’s land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF I in favor of UMT (the “Security Agreement”).

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

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and we will participate in the control and management of the UMT Loan. The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code of 1986, as amended, to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $9.4 million, $9.5 million and $8.3 million, respectively, of interest income – related parties related to the Economic Interest Participation Agreement, of which approximately $1.0 million and $2.6 million is included in accrued interest receivable – related parties for the years ended December 31, 2013 and 2012, respectively.

The UMT Loan was subordinate to the UDF I – Brockhoeft loan. As of December 31, 2013 and 2012, approximately $70.8 million and $74.7 million related to the Economic Interest Participation Agreement is included in participation interest – related party, respectively.

Loan Participations Sold to Related Parties

From inception through December 31, 2013, we have entered into 10 loan participation agreements with related parties whereby a related party has purchased a participation interest in a mortgage investment that we have originated. As of December 31, 2013, 6 of these agreements remain outstanding.

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

As of December 31, 2013 and 2012, we did not have an outstanding balance in mortgage notes receivable – related parties or accrued interest receivable – related parties associated with the BTC Note. We did not recognize any interest income associated with the BTC Note for the years ended December 31, 2013, 2012 or 2011. As of December 31, 2013 and 2012, UDF IV had a participation interest associated with the BTC Participation Agreement of approximately $280,000 and $499,000, respectively. The UDF IV participation interest is not included on our balance sheet.

TR II Finished Lot Note

In August 2009, we originated a $3.4 million secured promissory note (the “TR II Finished Lot Note”) with CTMGT Travis Ranch II, LLC, an unaffiliated Texas limited liability company. The TR II Finished Lot Note was originally secured by a subordinate, second lien deed of trust recorded against finished residential lots in the Travis Ranch residential subdivision located in Kaufman County, Texas. The TR II Finished Lot Note is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower. The interest rate under the TR II Finished Lot Note is 15%. The borrower obtained a senior loan secured by a first lien deed of trust on the finished lots, which was paid in full in the first quarter of 2013. As a result, our deed of trust became a first lien. For so long as the senior loan was outstanding, proceeds from the sale of the residential lots securing the TR II Finished Lot Note were paid to the senior lender and were applied to reduce the outstanding balance of the senior loan. Following the payment of the senior lien in full, the proceeds from the sale of the residential lots securing the TR II Finished Lot Note are required to be used to repay the TR II Finished Lot Note. The TR II Finished Lot Note was due and payable in full on August 28, 2012. Pursuant to a loan modification agreement effective August 28, 2012, the maturity date on the TR II Finished Lot Note was extended to January 28, 2013. The TR II Finished Lot Note was increased to $3.8 million pursuant to a Borrower’s Certificate effective as of December 31, 2012. Pursuant to a second loan modification agreement effective January 28, 2013, the maturity date on the TR II Finished Lot Note was extended to January 28, 2014. Pursuant to a third loan modification agreement effective January 28, 2014, the maturity date on the TR II Finished Lot Note was further extended to January 28, 2015. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

As of December 31, 2013 and 2012, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the TR II Finished Lot Note. We did not recognize any interest income associated with the TR II Finished Lot Note for the years ended December 31, 2013, 2012 or 2011. As of December 31, 2013 and 2012, UDF IV had a participation interest associated with the TR II Finished Lot Participation of approximately $3.3 million and $3.6 million, respectively. The UDF IV participation interest is not included on our balance sheet.

TR Paper Lot Note

In September 2009, we originated an $8.1 million secured promissory note (the “TR Paper Lot Note”) with CTMGT Travis Ranch, LLC, an unaffiliated Texas limited liability company. The borrower owns paper lots in the Travis Ranch residential subdivision of Kaufman County, Texas. A “paper” lot is a residential lot shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development. The TR Paper Lot Note was initially secured by a pledge of the equity interests in the borrower instead of a real property lien, effectively subordinating the TR Paper Lot Note to all real property liens. The TR Paper Lot Note is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower. The interest rate under the TR Paper Lot Note is 15%. The borrower obtained a senior loan secured by a first lien deed of trust on the paper lots, which was paid in full on January 29, 2013. For so long as the senior loan was outstanding, proceeds from the sale of the paper lots will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan. After the senior lien was paid in full, the proceeds from the sale of the paper lots are required to be used to repay the TR Paper Lot Note. The TR Paper Lot Note was due and payable in full on September 24, 2012. Pursuant to a loan modification agreement effective September 24, 2012, the maturity date on the TR Paper Lot Note was extended to January 28, 2013. The TR Paper Lot Note was increased to $11.0 million pursuant to a Borrower’s Confirmation Certificate effective as of December 31, 2012. Pursuant to a second loan modification agreement effective January 28, 2013, the maturity date on the TR Paper Lot Note was extended to January 28, 2014. Pursuant to a third loan modification agreement effective January 28, 2014, the maturity date on the TR Paper Lot Note was further extended to January 28, 2015. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

As of December 31, 2013 and 2012, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the TR Paper Lot Note. We did not recognize any interest income associated with the TR Paper Lot Note for the years ended December 31, 2013, 2012 or 2011. As of December 31, 2013 and 2012, UDF IV had a participation interest associated with the TR Paper Lot Participation of approximately $12.6 million and $10.6 million, respectively. The UDF IV participation interest is not included on our balance sheet.

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

As of December 31, 2013 and 2012, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the Luckey Ranch Note. We did not recognize any interest income associated with the Luckey Ranch Note for the year ended December 31, 2013. For the years ended December 31, 2012 and 2011, we recognized approximately $51,000 and $108,000, respectively, of interest income associated with the Luckey Ranch Note. The UDF LOF participation interest is not included on our balance sheet.

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

As of December 31, 2013 and 2012, we did not have an outstanding balance in mortgage notes receivable or accrued interest receivable associated with the Buffington Brushy Creek Note. We did not recognize any interest income associated with the Buffington Brushy Creek Note for the years ended December 31, 2013 or 2012. For the year ended December 31, 2011, we recognized approximately $167,000 of interest income associated with the Buffington Brushy Creek Note. The UDF LOF participation interest is not included on our balance sheet.

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

As of December 31, 2013 and 2012, we had an outstanding balance in mortgage notes receivable of approximately $45.7 million and $42.1 million, respectively, associated with the CTMGT Note. As of December 31, 2013 and 2012, we did not have an outstanding balance in accrued interest receivable associated with the CTMGT Note. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $6.9 million, $6.7 million and $7.6 million, respectively, of interest income associated with the CTMGT Note. As of December 31, 2013 and 2012, UDF LOF had a participation interest associated with the CTMGT Participation of approximately $12.7 million and $13.0 million, respectively. The UDF LOF participation interest is not included on our balance sheet.

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

As of December 31, 2013 and 2012, we had an outstanding balance in mortgage notes receivable of approximately $57,000 and $1.4 million, respectively, associated with the Northpointe LLC Note. As of December 31, 2013 and 2012, we did not have an outstanding balance in accrued interest receivable associated with the Northpointe LLC Note. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $52,000, $260,000 and $307,000, respectively, of interest income associated with the Northpointe LLC Note. As of December 31, 2013 and 2012, UDF IV had a participation interest associated with the Northpointe LLC Participation of approximately $1.6 million and $212,000, respectively. The UDF IV participation interest is not included on our balance sheet.

UDF NP Note

In December 2007, we originated the $6.0 million UDF NP Loan with Northpointe LLC. In December 2008, Northpointe LLC was purchased by an unrelated third party which assumed the UDF NP Loan. In May 2009, Northpointe LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by special warranty deed to Northpointe II, a subsidiary of UDF I. Concurrent with this assignment, Northpointe LLC entered into a contract for deed with Northpointe II whereby Northpointe LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to Northpointe LLC. The secured promissory note, which bears an interest rate of 12% per annum, is initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas and was payable on December 28, 2010. The maturity date was extended to December 28, 2013 pursuant to a modification agreement effective as of June 30, 2011, which also increased the UDF NP Loan to a maximum of $15.0 million, pursuant to a second secured promissory note in the principal amount of $9.0 million. In December 2013, the note was amended to further extend the maturity date to December 28, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note.

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

As of December 31, 2013 and 2012, we had an outstanding balance in mortgage notes receivable of approximately $9.1 million and $13.4 million, respectively, associated with the UDF NP Loan. As of December 31, 2013 and 2012, we did not have an outstanding balance in accrued interest receivable associated with the UDF NP Loan. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $1.4 million, $1.5 million and $1.3 million, respectively, of interest income associated with the UDF NP Loan. As of December 31, 2013, UDF IV had a participation interest associated with the Northpointe II LP Participation of approximately $3.0 million. The UDF IV participation interest is not included on our balance sheet.

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

The following table represents the approximate amount included in mortgage and transaction service revenues – related parties income for the periods indicated associated with fees paid to us on related party guarantees, as discussed in Note J:

	For the Years Ended December 31,
Guarantee	2013	2012	2011
Lending Credit Enhancement	$37,000	$45,000	$45,000
REO PC Credit Enhancement	2,000	-	-
UMT HF TCB Guaranty	45,000	15,000	50,000
UDF IV HF Guaranty	45,000	60,000	60,000
UMT 15th Street Guaranty	7,000	11,000	11,000
UDF I Brockhoeft Guaranty	-	198,000	450,000
UDF IV Acquisitions Guaranty	45,000	59,000	43,000
UDF IV Finance II Guaranty	28,000	58,000	51,000
UMT HF III Guaranty	22,000	29,000	8,000
UMT HF II Guaranty	-	1,000	500
UMT HF II Green Bank Guaranty	4,000	1,000	500
BHG Guaranty	6,000	-	-
UDF IV Finance VI Guaranty	5,000	-	-
Total	$246,000	$477,000	$719,000

As of December 31, 2013 and December 31, 2012, approximately $297,000 and $299,000 is included in accounts receivable – related parties associated with fees due to the Partnership on related party guarantees.

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

At December 31, 2013 and 2012, approximately 95% of the outstanding aggregate principal amount of mortgage notes originated by the Partnership are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 2% are secured by properties located in Arizona. All of the Partnership’s mortgage investments are in the United States.

We may invest in multiple secured loans that share a common borrower. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations. As of December 31, 2013, we have invested 50% of our offering proceeds in 12 loans to our largest group of related borrowers.

Our investments in loans to or from any one borrower will not exceed an amount greater than 20% of the total capital contributions raised in the Offering, and as of December 31, 2013, our largest investment in a loan to or from any one borrower was equal to 16% of the total capital contributions raised in the Offering.

N. Subsequent Events

On March 21, 2014, the Partnership entered into a loan agreement with LegacyTexas, pursuant to which LegacyTexas provided the Partnership with an aggregate credit facility of up to $15 million (the “LegacyTX Credit Facility”), consisting of a term loan in the original principal amount of $10.0 million (the “Term Loan”) and a revolving line of credit in the maximum principal amount of $5.0 million (the “Line of Credit”). The interest rate on the Term Loan is equal to 6% per annum, and the interest rate on the Line of Credit is equal to the greater of (1) the prime rate plus 1% per annum, or (2) 6% per annum. Accrued interest on the outstanding principal amount of the LegacyTX Credit Facility is payable monthly. The Term Loan requires the Partnership to make quarterly principal payments in the amount of $1.25 million on March 21, June 21, September 21 and December 21 of each year that the Term Loan is outstanding. The LegacyTX Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets.

The Term Loan matures on March 21, 2016. In consideration of LegacyTexas originating the Term Loan, the Partnership paid the bank a commitment fee in the amount of $100,000, which is being amortized over the life of the Term Loan. The Line of Credit matures on March 21, 2015. In consideration of LegacyTexas originating the Line of Credit, the Partnership paid the bank a commitment fee in the amount of $50,000, which is being amortized over the life of the Line of Credit.

The Partnership intends to utilize the LegacyTX Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allows the Partnership to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Partnership intends to use the LegacyTX Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments. Proceeds from the operations of the Partnership will be used to repay the LegacyTX Credit Facility.

O. Quarterly Financial Data (Unaudited)

Selected quarterly financial data (unaudited) for the years ended December 31, 2013 and 2012 is set forth below. As discussed in Note C, we recorded various out-of-period adjustments in the fourth quarter of the year ended December 31, 2013. The quarterly financial data has not been adjusted to reflect these errors as management concluded the effects of the adjustments are immaterial to the annual financial statements.

				Net Income Per
			Net Income	Limited	Weighted
			Allocated to	Partnership	Average
			Limited	Unit	Units
	Revenues	Net Income	Partners	Basic/Diluted	Outstanding
2013
First quarter	$13,373,906	$11,999,561	$10,753,965	$0.57	18,883,173
Second quarter	$13,688,016	$12,263,152	$10,990,194	$0.58	18,929,199
Third quarter	$13,636,206	$12,194,213	$10,928,411	$0.58	18,939,139
Fourth quarter	$12,359,718	$4,546,291	$4,074,369	$0.21	19,062,997

2012
First quarter	$13,111,817	$11,725,335	$10,508,204	$0.57	18,381,530
Second quarter	$13,134,476	$11,554,690	$10,355,272	$0.56	18,501,746
Third quarter	$13,265,856	$11,827,492	$10,599,757	$0.57	18,624,890
Fourth quarter	$13,647,064	$7,193,216	$6,446,536	$0.34	18,754,059

The tables below reflect the net effect on the reported amounts above as if the adjustments had been reported in an earlier quarter.

				Net Income Per
			Net Income	Limited	Weighted
			Allocated to	Partnership	Average
			Limited	Unit	Units
	Revenues	Net Income	Partners	Basic/Diluted	Outstanding
2013
First quarter	$-	$305,592	$273,870	$0.01	-
Second quarter	$-	$305,592	$273,870	$0.01	-
Third quarter	$-	$305,592	$273,870	$0.01	-
Fourth quarter	$-	$2,874,726	$2,576,319	$0.15	-

2012
First quarter	$-	$235,619	$211,161	$0.01	-
Second quarter	$-	$235,619	$211,161	$0.01	-
Third quarter	$-	$238,534	$213,773	$0.01	-
Fourth quarter	$-	$278,272	$249,387	$0.02	-

Index to Exhibits

Exhibit
Number	Description
3.1	Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit B to prospectus of the Registrant filed pursuant to Rule 424(b)(3) on May 18, 2006)
3.2	Certificate of Limited Partnership of Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on August 26, 2005)
3.3	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit B to Supplement No. 12 to prospectus dated May 15, 2006, contained within Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on May 12, 2009)
3.4	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Form 8-K filed on June 10, 2009)
4.1	Subscription Agreement (previously filed in and incorporated by reference to Exhibit C to Supplement No. 12 to prospectus dated May 15, 2006, contained within Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on May 12, 2009)
4.2	Amended and Restated Distribution Reinvestment Plan (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-3, Commission File No. 333-159939, filed on June 12, 2009)
10.1	Form of Escrow Agreement between United Development Funding III, L.P. and Coppermark Bank (previously filed in and incorporated by reference to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on February 10, 2006)
10.2	Form of Participation Agreement by and between the Registrant, UMTH Land Development, L.P., United Development Funding, L.P. and United Development Funding II, L.P. (previously filed in and incorporated by reference to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on November 18, 2005)
10.3	Form of Marketing Support Agreement (previously filed in and incorporated by reference to Pre-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on February 1, 2006)
10.4	Limited Guaranty by United Development Funding III, L.P. for the benefit of United Mortgage Trust (previously filed in and incorporated by reference to Form 8-K filed on October 20, 2006)
10.5	Letter agreement with respect to the Limited Guaranty between United Development Funding III, L.P. and United Mortgage Trust for the benefit of United Development Funding, L.P. (previously filed in and incorporated by reference to Form 8-K filed on October 20, 2006)
10.6	Fairness opinion with respect to Limited Guaranty by United Development Funding III, L.P. for the benefit of United Mortgage Trust and letter agreement with respect to the Limited Guaranty between Registrant and United Mortgage Trust for the benefit of United Development Funding, L.P. (previously filed in and incorporated by reference to Form 8-K filed on October 20, 2006)
10.7	Secured Promissory Note by Centurion Acquisitions, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)
10.8	Secured Promissory Note by Midlothian Longbranch, L.P. for the benefit of United Development Funding, III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)
10.9	Environmental Indemnity Agreement by Midlothian Longbranch, L.P., Centurion Acquisitions, L.P., Pars Investments, Inc. and Mehrdad Moayedi in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)

Exhibit
Number	Description
10.10	Secured Promissory Note by Arete Real Estate and Development Company, Modern Modular Home Rental Corp., and Creative Modular Housing Inc. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)
10.11	Security Agreement by Arete Real Estate and Development Company, Creative Modular Housing Inc. and Modern Modular Home Rental Corp. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)
10.12	Continuing Unconditional Guaranty by Joe Fogarty, Nancy Fogarty and the Fogarty Family Trust for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2006)
10.13	Secured promissory note by Centurion Acquisitions, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2006)
10.14	Security Agreement by Centurion Acquisitions, L.P. and Pars Investment Inc., for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2006)
10.15	Continuing Unconditional Guaranty by Pars Investment Inc. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2006)
10.16	Loan and Security Agreement between United Development Funding III, L.P., as borrower, and Premier Bank, as lender (previously filed in and incorporated by reference to Form 8-K filed on January 3, 2007)
10.17	Revolving Note from United Development Funding III, L.P. for the benefit of Premier Bank (previously filed in and incorporated by reference to Form 8-K filed on January 3, 2007)
10.18	Secured Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed on January 4, 2007)
10.19	Fairness opinion with respect to Secured Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed on January 4, 2007)
10.20	Secured Promissory Note by Buffington Hidden Lakes, Ltd. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-K filed on April 2, 2007)
10.21	Continuing Unconditional Guaranty by Buffington Hidden Lakes GP, Inc. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-K filed on April 2, 2007)
10.22	Letter of engagement between UMTH Funding Services, L.P. and United Development Funding III, L.P. regarding arrangement of financing and financial advising (previously filed in and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on April 30, 2007)
10.23	Note Purchase, Assignment and Assumption Agreement by and between McDougal Family Partnership, Ltd. and United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on May 15, 2007)
10.24	Secured Line of Credit Promissory Note by United Development Funding X, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2007)
10.25	Security Agreement by United Development Funding X, L.P. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2007)
10.26	Continuing Unconditional Guaranty by UMT Holdings, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2007)

Exhibit
Number	Description
10.27	Fairness opinion with respect to Secured Line of Credit Promissory Note by United Development Funding X, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2007)
10.28	Secured Line of Credit Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.29	Secured Line of Credit Promissory Note by United Development Funding Land Opportunity Fund, L.P. for the benefit United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.30	Security Agreement by United Development Funding, L.P. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.31	Security Agreement by United Development Funding Land Opportunity Fund, L.P. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.32	First Amendment to Secured Line of Credit Promissory Note by United Development Funding X, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.33	Economic Interest Participation Agreement and Purchase Option between United Mortgage Trust and United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.34	Fairness Opinion with respect to Secured Line of Credit Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.35	Fairness Opinion with respect to Economic Interest Participation Agreement and Purchase Option between United Mortgage Trust and United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.36	Fairness Opinion with respect to First Amendment to Secured Line of Credit Promissory Note by United Development Funding X, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.37	Fairness Opinion with respect to Secured Line of Credit Promissory Note by United Development Funding Land Opportunity Fund, L.P. for the benefit United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2008)
10.38	Loan and Security Agreement between Registrant, as Borrower, and Wesley J. Brockhoeft, as Lender, dated as of September 21, 2009 (previously filed in and incorporated by reference to Form 10-Q filed on November 16, 2009)
10.39	Second Amendment to Loan and Security Agreement between Registrant, as Borrower, and Wesley J. Brockhoeft, as Lender, dated as of June 21, 2012 (previously filed in and incorporated by reference to Form 10-Q filed on August 14, 2012)
23.1*	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certifications
101.SCH*	XBRL Taxonomy Extension Schema Document
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.