Form 10-Q
period 2014-03-31
United Development Funding III, LP
filed 2014-05-15
CIK 1335732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☒

As of May 8, 2014, the Registrant had 19,224,853 units of limited partnership interest outstanding.

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-Q
Quarter Ended March 31, 2014

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING III, L.P.

BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$2,105,443	$1,966,735
Restricted cash	1,377,045	1,374,665
Accrued interest receivable	9,237,806	6,323,628
Accrued interest receivable – related parties	2,981,601	1,247,822
Accounts receivable – related parties	296,626	297,793
Notes receivable, net	255,717,226	254,967,550
Notes receivable – related parties, net	26,160,763	27,750,328
Participation interest – related party, net	70,835,104	70,835,104
Other assets	169,209	61,908

Total assets	$368,880,823	$364,825,533

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$49,232	$135,531
Accrued liabilities	167,427	172,514
Accrued liabilities – related parties	1,735,032	1,397,532
Distributions payable	85,060	-
Lines-of-credit	10,000,000	10,000,000

Total liabilities	12,036,751	11,705,577

Commitments and contingencies

Partners’ Capital:
Limited partners’ capital: 22,500,000 units authorized; 19,246,323 units issued and outstanding at March 31, 2014 and 19,131,748 units issued and outstanding at December 31, 2013	356,441,348	353,119,847
General partner’s capital	402,724	109

Total partners’ capital	356,844,072	353,119,956

Total liabilities and partners’ capital	$368,880,823	$364,825,533

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Interest income	$9,663,785	$8,980,548
Interest income – related parties	2,553,546	4,206,071
Mortgage and transaction service revenues	84,010	106,294
Mortgage and transaction service revenues – related parties	96,369	80,993
Total revenues	12,397,710	13,373,906

Expenses:
Interest expense	216,849	338,014
Loan loss reserve expense	134,743	142,563
General and administrative	232,635	201,571
General and administrative – related parties	396,167	692,197
Total expenses	980,394	1,374,345

Net income	$11,417,316	$11,999,561

Earnings allocated to limited partners	$10,232,158	$10,753,965

Earnings per weighted average limited partnership units outstanding, basic and diluted	$0.53	$0.57

Weighted average limited partnership units outstanding	19,180,245	18,883,173

Distributions per weighted average limited partnership units outstanding	$0.48	$0.48

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating Activities
Net income	$11,417,316	$11,999,561
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	134,743	142,563
Amortization	44,134	19,633
Changes in operating assets and liabilities:
Accrued interest receivable	(2,914,178)	(6,518,957)
Accrued interest receivable – related parties	(1,733,779)	2,329,017
Accounts receivable – related parties	1,167	3,580
Other assets	(151,436)	(16,677)
Accounts payable	(86,300)	37,355
Accrued liabilities	(5,087)	(8,345)
Accrued liabilities – related parties	337,500	28,469
Net cash provided by operating activities	7,044,080	8,016,199

Investing Activities
Investments in notes receivable	(3,422,715)	(5,091,487)
Investments in notes receivable – related parties	(78,795)	(2,251,956)
Investments in participation interest – related party	-	(2,600,000)
Receipts from notes receivable	2,538,296	3,767,252
Receipts from notes receivable – related parties	1,668,361	1,011,291
Receipts from participation interest – related party	-	2,665,866
Restricted cash	(2,380)	(3,888)
Net cash provided by (used in) investing activities	702,767	(2,502,922)

Financing Activities
Net payments on lines-of-credit	-	(1,250,000)
Limited partner distributions, net of limited partner distribution reinvestment	(6,819,256)	(6,571,445)
Limited partner redemptions	(91,400)	-
General partner distributions	(697,483)	(817,687)
Net cash used in financing activities	(7,608,139)	(8,639,132)

Net increase (decrease) in cash and cash equivalents	138,708	(3,125,855)
Cash and cash equivalents at beginning of period	1,966,735	3,854,711

Cash and cash equivalents at end of period	$2,105,443	$728,856

Supplemental Cash Flow Information
Cash paid for interest	$291,781	$339,041
Supplemental Cash Flow Information – non cash activity
Limited partner distribution reinvestment	$2,382,897	$2,485,912

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

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the United States Securities and Exchange Commission on March 31, 2014 (the “Annual Report”). The accompanying interim unaudited financial statements should be read in conjunction with the financial statements filed in our Annual Report. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of March 31, 2014, operating results and cash flows for the three months ended March 31, 2014 and 2013. Operating results and cash flows for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or estimated net realizable value. The mortgage investments are collateralized by land and related improvements to residential property owned by the borrowers and/or the ownership interests of the borrower. Currently, the mortgage investments have terms ranging from 5 to 36 months. None of such mortgages are insured or guaranteed by a federally owned or guaranteed mortgage agency. We originate and/or acquire all notes receivable and intend to hold the notes receivable for the life of the notes.

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

Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable, notes receivable – related parties and participation interest – related party. We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. Our review consists of evaluating economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral, and other relevant factors. This review is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Revenue Recognition

Interest income on notes receivable, notes receivable – related parties and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis. Income recognition is suspended for loans at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of both March 31, 2014 and December 31, 2013, we were suspending income recognition on 4 notes receivable with an aggregate unpaid principal balance of approximately $18.3 million.

We generate mortgage and transaction service revenues and mortgage and transaction service revenues – related parties by originating and acquiring notes receivable and other loans. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables – Nonrefundable Fees and Other Costs, we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes. In addition, credit enhancement fee income is generated by fees charged to parties for credit enhancements provided to lenders by the Partnership on behalf of the parties. Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement. As of March 31, 2014, the Partnership was providing 9 credit enhancements to related parties (see Note K for further discussion).

The Partnership also incurred acquisition and origination fees (“Placement Fees”) payable to its general partner for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with notes receivable (including related party) or participation interest entered into by the Partnership. Such costs were amortized into expense on a straight-line basis, and were fully amortized as of December 31, 2013.

Cash Flow Distributions

Cash available for distributions represents the cash funds received by us from operations (other than net proceeds from a capital transaction) that produces proceeds from (1) the repayment of principal or prepayment of a mortgage to the extent classified as a return of capital for federal income tax purposes, (2) the foreclosure, sale, exchange, condemnation, eminent domain taking or other disposition of a mortgage loan or of a property subject to a mortgage, or (3) insurance or a guarantee with respect to a mortgage, including, without limitation, interest, points, revenue participations in property appreciation and interest or dividends from interim investments or proceeds from borrowings, if appropriate, less all cash used to pay Partnership expenses and debt payments and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with our public offering of our units of limited partnership interest). Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions, in addition to the payments made to our general partner and related parties. See Note K for further discussion of related party transactions.

A “carried interest” is an equity interest in us to participate in all distributions, other than distributions attributable to our general partner’s promotional interest, of cash available for distribution and net proceeds from a capital transaction that are distributable under the distribution priority for net proceeds from a capital transaction described below. If our general partner enters into commitments to investments in mortgages in excess of 82% of the gross proceeds of our public offering of our units of limited partnership interest, our general partner will be entitled to a carried interest equal to (1) 1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross proceeds of our initial public offering, as declared effective on May 15, 2006 pursuant to a Registration Statement on Form S-11 (File No. 333-127891) under the Securities Act of 1933, as amended (the “Offering”) (or if commitments to investments in mortgages are above 82% but no more than 84.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 82%), (2) 1% for the next 2% of additional commitments to investments in mortgages above 84.5% of the gross proceeds of the Offering (or if commitments to investments in mortgages are above 84.5% but no more than 86.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 84.5%) and (3) 1% for each additional 1% of additional commitments to investments in mortgages above 86.5% of the gross proceeds of the Offering (or a fractional percentage equal to the fractional amount of any 1% of additional commitments to investments in mortgages). By way of illustration, if 85.5% of the gross proceeds of the Offering are committed to investments in mortgages, then our general partner would be entitled to a carried interest of 1.5% (1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross proceeds of the Offering and 0.5% for the next 1% of additional commitments to investments in mortgages above 84.5% of the gross proceeds of the Offering) of any amount otherwise distributable to the limited partners after deduction of any promotional interest payable to our general partner.

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

The table below summarizes the approximate aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of March 31, 2014 and December 31, 2013:

	As of March 31,		As of December 31,
	2014		2013
General Partner	$24,806,000	(1)	$24,024,000	(2)
Limited Partners	206,790,000	(3)	197,588,000	(4)
Retained Earnings Reserve	7,673,000		6,663,000
Retained Earnings Deficit	(15,397,000)		(15,323,000)

(1)	approximately $24.7 million paid in cash and $85,000 has been declared, but not paid.

(2)	approximately $24.0 million paid in cash.

(3)	approximately $141.1 million paid in cash and approximately $65.7 million reinvested in 3,282,438 units of limited partnership interest under our DRIP and Secondary DRIP, each as defined in Note C below.

(4)	approximately $134.3 million paid in cash and approximately $63.3 million reinvested in 3,163,293 units of limited partnership interest under our DRIP and Secondary DRIP, each as defined in Note C below.

The table below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets, including the distributions to our general partner described above, and general and administrative – related parties expenses for the three months ended March 31, 2014 and 2013. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

	For the Three Months Ended March 31,
	2014	2013
Payments to General Partner and Related Parties	$733,000	$1,177,000
Total General and Administrative Expenses to General Partner and Related Parties	396,000	692,000

Fair Value of Financial Instruments

In accordance with the reporting requirements of FASB ASC 825-10, Financial Instruments-Fair Value, we calculate the fair value of our assets and liabilities that qualify as financial instruments under this statement and include this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of restricted cash, accrued interest receivable, accrued interest receivable – related parties, accounts receivable – related parties, accounts payable, accrued liabilities, and accrued liabilities – related parties approximates the carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of notes receivable, notes receivable – related parties, participation interest – related party, and lines-of-credit approximates the carrying amount since they bear interest at the market rate.

Guarantees

The Partnership from time to time enters into guarantees of debtors’ or affiliates’ borrowings and provides credit enhancements for the benefit of senior lenders in connection with the Partnership’s debtors and investments in partnerships (collectively referred to as “guarantees”), and accounts for such guarantees in accordance with FASB ASC 460-10, Guarantees.

C. Registration Statement

On May 15, 2006, the Offering was declared effective under the Securities Act of 1933, as amended. The Offering, at the time of such effectiveness, covered up to 12,500,000 units of limited partnership interest at a price of $20.00 per unit (the “Primary Offering”) and up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) at a price of $20.00 per unit. We had the right to reallocate the units of limited partnership interest we were offering between the Primary Offering and our DRIP, and pursuant to Supplement No. 8 to our prospectus regarding the Offering, which was filed with the United States Securities and Exchange Commission on September 4, 2008, we reallocated the units being offered such that 16,250,000 units were offered pursuant to the Primary Offering and 1,250,000 units were offered pursuant to the DRIP. Pursuant to Supplement No. 11 to our prospectus regarding the Offering, which was filed with the United States Securities and Exchange Commission on March 6, 2009, we further reallocated the units being offered such that 16,500,000 units were offered pursuant to the Primary Offering and 1,000,000 units were offered pursuant to the DRIP. The Primary Offering was terminated on April 23, 2009. We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

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

D. Loans and Allowance for Loan Losses

Our loan portfolio is comprised of notes receivables, net, notes receivables – related parties, net and participation interest – related party, net, and is recorded at the lower of cost or estimated net realizable value.

	March 31,	December 31,
	2014	2013
Notes receivable, net	$255,717,000	$254,968,000
Notes receivable - related parties, net	26,161,000	27,750,000
Participation interest - related party, net	70,835,000	70,835,000
Total	$352,713,000	$353,553,000

Our loans are classified as follows:

	March 31,	December 31,
	2014	2013
Real Estate:
Acquisition and land development	$372,662,000	$373,380,000
Allowance for loan losses	(19,850,000)	(19,715,000)
Unamortized commitment fees	(99,000)	(112,000)
Total	$352,713,000	$353,553,000

As of March 31, 2014, we had originated or purchased 61 loans, including 34 loans that have been repaid in full by the respective borrowers. For the three months ended March 31, 2014, we did not originate or purchase any loans, sell any loan participations, or acquire any additional participation interests. Of the 27 loans outstanding as of March 31, 2014, the scheduled maturity dates are as follows as of March 31, 2014:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$41,583,000	8	15%	$41,583,000	8	11%
2014	79,029,000	6	81%	132,857,000	6	48%	211,886,000	12	57%
2015	17,967,000	1	19%	101,226,000	6	37%	119,193,000	7	32%
Total	$96,996,000	7	100%	$275,666,000	20	100%	$372,662,000	27	100%

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

The following table represents the maturity dates of loans that were matured as of March 31, 2014 and had not been repaid or extended as of March 31, 2014:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
2009	$-	-	-	$17,950,000	6	43%	$17,950,000	6	43%
2010	-	-	-	23,633,000	2	57%	23,633,000	2	57%
Total	$-	-	-	$41,583,000	8	100%	$41,583,000	8	100%

Of these 8 loans, as of March 31, 2014, full collectability is considered probable for 5 loans with an aggregate unpaid principal balance of approximately $34.1 million and full collectability is considered more likely than not, but not probable, for 3 loans with an aggregate unpaid principal balance of approximately $7.5 million. In addition to the 8 loans considered impaired due to the loans remaining outstanding beyond the contractual terms of the loan agreement, we had one loan with an aggregate unpaid principal balance of approximately $10.9 million that was considered impaired due to the estimated value of the underlying collateral and as such, full collectability on this loan is considered more likely than not, but not probable, as of March 31, 2014.

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

The following table describes the loans that were matured as of December 31, 2013, the activity with respect to such loans during the three months ended March 31, 2014, and the loans that matured during the three months ended March 31, 2014 and remained matured as of March 31, 2014:

Maturity Date	Amount	Loans	% of Total	Matured Loan Extensions During the Three Months Ended March 31, 2014 on Loans Matured as of December 31, 2013 (1)	Net Activity During the Three Months Ended March 31, 2014 on Loans Matured as of December 31, 2013 (2)	Loans Matured During the Three Months Ended March 31, 2014 (3)	Amount	Loans	% of Total

	Non-Related
	Matured as of December 31, 2013			2013 Activity (4)			Matured as of March 31, 2014
2009	$17,567,000	6	44%	$-	$383,000	$-	$17,950,000	6	43%
2010	22,767,000	2	56%	-	866,000	-	23,633,000	2	57%
Total	$40,334,000	8	100%	$-	$1,249,000	$-	$41,583,000	8	100%

(1)	Amounts represent aggregate unpaid principal balance as of December 31, 2013 of matured loans as of December 31, 2013 that were extended during the three months ended March 31, 2014.

(2)	For loans matured as of December 31, 2013, net loan activity represents all activity on the loans during the three months ended March 31, 2014, including accrued interest, payment of fees and expenses, charge-offs and/or repayments.

(3)	Amounts represent aggregate unpaid principal balance as of March 31, 2014 of loans that matured during the three months ended March 31, 2014 and remained matured as of March 31, 2014.

(4)	The table does not reflect activity for loans that matured or were due to mature during the three months ended March 31, 2014, but were extended prior to March 31, 2014.

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of both March 31, 2014 and December 31, 2013, we were suspending income recognition on 4 notes receivable with an aggregate unpaid principal balance of approximately $18.3 million.

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

As of March 31, 2014 and December 31, 2013, we had 8 notes receivable with an aggregate unpaid principal balance of approximately $41.6 million and $40.3 million, respectively, that were considered impaired due to the loans remaining outstanding beyond the contractual term of the loan agreement. Of these 8 loans, full collectability is considered probable for 5 loans with an aggregate unpaid principal balance of approximately $34.1 million and $32.8 million as of March 31, 2014 and December 31, 2013, respectively, and full collectability is considered more likely than not, but not probable, for 3 loans with an aggregate unpaid principal balance of approximately $7.5 million as of both March 31, 2014 and December 31, 2013. In addition to the 8 loans considered impaired due to the loans remaining outstanding beyond the contractual terms of the loan agreement as of March 31, 2014 and December 31, 2013, we had one loan with an aggregate unpaid principal balance of approximately $10.9 million and $10.8 million, respectively, that was considered impaired due to the estimated value of the underlying collateral and as such, full collectability on this loan is considered more likely than not, but not probable, as of March 31, 2014 and December 31, 2013. For the three months ended March 31, 2014 and the year ended December 31, 2013, the average outstanding aggregate unpaid principal balance for impaired loans was approximately $52.0 million and $41.5 million, respectively. For each of the three months ended March 31, 2014 and 2013, we recognized approximately $1.3 million of interest income related to impaired loans. For the three months ended March 31, 2014 and 2013, we did not recognize any cash basis interest income related to impaired loans. Although no specific allowance was allocated to impaired loans as of March 31, 2014, we did charge-off approximately $1.4 million against the allowance for loan losses associated with repayment of one impaired loan during the year ended December 31, 2013.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due.

As of March 31, 2014 and December 31, 2013, our loans were classified as follows:

	March 31, 2014	December 31, 2013
Level 1	$354,337,000	$355,107,000
Level 2	18,325,000	18,273,000
Level 3	-	-
Total	$372,662,000	$373,380,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable, notes receivable – related parties and participation interest – related party. We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses during the three months ended March 31, 2014 and the year ended December 31, 2013, which is offset against notes receivable:

	For the Three Months Ended March 31,	For the Year Ended December 31,
	2014	2013

Balance, beginning of year	$19,715,000	$16,644,000
Provision for loan losses	135,000	4,513,000
Charge-offs	-	(1,442,000)
Balance, end of period	$19,850,000	$19,715,000

We have adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU No. 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of March 31, 2014 and December 31, 2013, we have no loan modifications that are classified as troubled debt restructurings.

E. Lines-of-Credit

Brockhoeft Credit Facility

On September 21, 2009, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, the Partnership entered into a Loan and Security Agreement (the “Loan Agreement”) with Wesley J. Brockhoeft, an unaffiliated individual (the “Lender”), pursuant to which the Lender provided the Partnership with a revolving credit facility in the maximum principal amount of $15.0 million (the “Brockhoeft Credit Facility”). Effective March 2014, the Brockhoeft Credit Facility was paid in full in connection with the LegacyTX Credit Facility (as discussed below), and the Loan Agreement was terminated. The interest rate on the Brockhoeft Credit Facility was equal to 10% per annum. Accrued interest on the outstanding principal amount of the Brockhoeft Credit Facility was payable monthly. The Brockhoeft Credit Facility was secured by a first priority lien on all of the Partnership’s existing and future assets. In consideration of the Lender originating the Brockhoeft Credit Facility, the Partnership paid the Lender an origination fee in the amount of $300,000. On June 21, 2010, the Partnership entered into the First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”), pursuant to which the maturity date on the Brockhoeft Credit Facility was extended from September 20, 2010 to June 21, 2012 and the Partnership’s existing and future assets were permitted to secure our guaranty of a $15.0 million loan (the “UDF I – Brockhoeft Loan”) from the Lender, as agent for a group of lenders, to UDF I. In consideration for amending the Brockhoeft Credit Facility, the Partnership paid the Lender an amendment fee in the amount of $150,000, which was amortized over the life of the Amended Loan Agreement. In connection with the guaranty, we received from UDF I a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. The Amended Loan Agreement also provided for cross-default of the Brockhoeft Credit Facility with the UDF I – Brockhoeft Loan. On June 21, 2012, the Partnership entered into the Second Amendment to Loan and Security Agreement (the “Second Amended Loan Agreement”), pursuant to which the maturity date on the Brockhoeft Credit Facility was extended from June 21, 2012 to June 21, 2014. Our guaranty of the UDF I – Brockhoeft Loan was also modified effective June 21, 2012, such that UDF I agreed to pay us a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the UDF I – Brockhoeft Loan. In consideration for entering into the Second Amended Loan Agreement, the Partnership paid the Lender an additional amendment fee in the amount of $150,000, which was amortized over the life of the Second Amended Loan Agreement. UDF I paid off the UDF I – Brockhoeft Loan in December 2012, thus extinguishing the Partnership’s guaranty of the UDF I – Brockhoeft Loan and extinguishing the cross-default of the Brockhoeft Credit Facility with the UDF I – Brockhoeft Loan. We believe that the interest rate and terms of the Brockhoeft Credit Facility, the Amended Loan Agreement and the Second Amended Loan Agreement were consistent with those offered by financial institutions.

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

The Partnership utilized the Brockhoeft Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allows the Partnership to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Partnership used the Brockhoeft Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments. As of December 31, 2013, approximately $10.0 million in principal was outstanding under the Brockhoeft Credit Facility. Interest expense associated with the Brockhoeft Credit Facility was approximately $207,000 and $338,000, respectively, for the three months ended March 31, 2014 and 2013.

LegacyTX Credit Facility

On March 21, 2014, the Partnership entered into a loan agreement with LegacyTexas Bank (“LegacyTexas”), pursuant to which LegacyTexas provided the Partnership with an aggregate credit facility of up to $15.0 million (the “LegacyTX Credit Facility”), consisting of a term loan in the original principal amount of $10.0 million (the “Term Loan”) and a revolving line of credit in the maximum principal amount of $5.0 million (the “Legacy Line of Credit”). The interest rate on the Term Loan is equal to 6% per annum, and the interest rate on the Legacy Line of Credit is equal to the greater of (1) the prime rate plus 1% per annum, or (2) 6% per annum (6% at March 31, 2014). Accrued interest on the outstanding principal amount of the LegacyTX Credit Facility is payable monthly. The Term Loan requires the Partnership to make quarterly principal payments in the amount of $1.25 million on March 21, June 21, September 21 and December 21 of each year that the Term Loan is outstanding. The LegacyTX Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets.

The Term Loan matures on March 21, 2016. In consideration of LegacyTexas originating the Term Loan, the Partnership paid the bank a commitment fee in the amount of $100,000, which is being amortized over the life of the Term Loan. The Legacy Line of Credit matures on March 21, 2015. In consideration of LegacyTexas originating the Legacy Line of Credit, the Partnership paid the bank a commitment fee in the amount of $50,000, which is being amortized over the life of the Legacy Line of Credit. In conjunction with the LegacyTX Credit Facility, the Partnership also paid UMTH General Services, L.P. (“General Services”), a Delaware limited partnership, a debt placement fee equal to 1% ($150,000) of the LegacyTX Credit Facility, which will be amortized over the lives of the Term loan and the Legacy Line of Credit. General Services and Land Development are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both General Services and Land Development.

The Partnership intends to utilize the LegacyTX Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allows the Partnership to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Partnership intends to use the LegacyTX Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments. Proceeds from the operations of the Partnership will be used to repay the LegacyTX Credit Facility. As of March 31, 2014, approximately $10.0 million in principal was outstanding under the LegacyTX Credit Facility. Interest expense associated with the LegacyTX Credit Facility was approximately $10,000 for the three months ended March 31, 2014.

F. Partners’ Capital

As of March 31, 2014, we had issued an aggregate of 19,246,323 units of limited partnership interest in the Primary Offering, DRIP and Secondary DRIP, consisting of 16,499,994 units issued to our limited partners pursuant to the Primary Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to our limited partners pursuant to our DRIP in exchange for gross proceeds of approximately $14.3 million, and 2,566,178 units of limited partnership interest issued to our limited partners pursuant to our Secondary DRIP in exchange for gross proceeds of approximately $51.3 million, less 536,109 units of limited partnership interest that we had repurchased pursuant to our unit redemption programs for approximately $10.7 million.

As of December 31, 2013, we had issued an aggregate of 19,131,748 units of limited partnership interest in the Primary Offering, DRIP and Secondary DRIP, consisting of 16,499,994 units issued to our limited partners pursuant to the Primary Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to our limited partners pursuant to our DRIP in exchange for gross proceeds of approximately $14.3 million, and 2,447,033 units of limited partnership interest issued to our limited partners pursuant to our Secondary DRIP in exchange for gross proceeds of approximately $48.9 million, less 531,539 units of limited partnership interest that we had repurchased pursuant to our unit redemption programs for approximately $10.6 million.

For the three months ended March 31, 2014, we have made the following distributions to our limited partners:

Period Ended	Date Paid	Distribution Amount
December 31, 2013	January 24, 2014	$3,163,381
January 31, 2014	February 24, 2014	3,170,075
February 28, 2014	March 24, 2014	2,868,697
		$9,202,153

For the three months ended March 31, 2014, we paid distributions to our limited partners of $9,202,153 ($6,819,256 in cash and $2,382,897 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $7,044,080. For the three months ended March 31, 2013, we paid distributions to our limited partners of $9,057,357 ($6,571,445 in cash and $2,485,912 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $8,016,199. For the period from our inception through March 31, 2014, we paid distributions to our limited partners of approximately $206.8 million (approximately $141.1 million in cash and approximately $65.7 million in limited partnership units pursuant to our DRIP and Secondary DRIP), as compared to cumulative cash flows from operations of approximately $250.6 million and cumulative net income of approximately $242.9 million.

The distributions to our limited partners paid during the three months ended March 31, 2014 and 2013, along with the amount of distributions reinvested pursuant to our Secondary DRIP and the sources of our distributions were as follows:

	Three Months Ended March 31,
	2014		2013
Distributions paid in cash	$6,819,256		$6,571,445
Distributions reinvested	2,382,897		2,485,912
Total distributions	$9,202,153		$9,057,357
Source of distributions:
Cash flows from operations	$7,044,080	77%	$8,016,199	88%
Cash flows from operations from previous quarters	2,158,073	23%	1,041,158	12%
Total sources	$9,202,153	100%	$9,057,357	100%

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

As a result of the requirement to determine an estimated value of our units, the method for determining the purchase price for current and future redeemed units was revised as of October 15, 2010. Except as described below for redemptions upon the death of a limited partner and for redemptions because of involuntary exigent circumstances after May 16, 2013, the purchase price for the redeemed units, for the period beginning after a limited partner has held the units for a period of one year, was (1) 92% of the Estimated Unit Value (as defined below) for any units held less than two years, (2) 94% of the Estimated Unit Value for any units held for at least two years but less than three years, (3) 96% of the Estimated Unit Value for any units held at least three years but less than four years, (4) 98% of the Estimated Unit Value for any units held at least four years but less than five years; and (5) 100% of the Estimated Unit Value for any units held at least five years. The price the Partnership paid for redeemed units was offset by any net proceeds from capital transactions previously distributed to the redeeming limited partner in respect of such units as a return of his or her capital contributions.  In addition, the purchase price for units redeemed upon the death of a limited partner was 100% of the Estimated Unit Value, with the aggregate annual number of units redeemed upon death of a limited partner not to exceed 1% of units outstanding in the preceding 12-month period. The price the Partnership paid for units redeemed upon the death of a limited partner was offset by any net proceeds from capital transactions previously distributed to the deceased limited partner, or his or her estate, in respect of such units as a return of capital contributions. For purposes of establishing the redemption price per unit, “Estimated Unit Value” shall mean the most recently disclosed reasonable estimated value of the Partnership’s units of limited partnership interest as determined by our general partner. On September 6, 2013, our general partner determined the most recent Estimated Unit Value to be $20.00 per unit, which will be used as the Estimated Unit Value until such time as our general partner provides a new estimated value of the Partnership’s units of limited partnership interest.

Effective May 16, 2013, the Partnership announced the following changes to the unit redemption program:

•	To the extent that the Partnership’s general partner determines that there are sufficient funds to redeem units, the Partnership will only redeem units upon the death, or other involuntary exigent circumstances, of a limited partner, subject to certain restrictions and limitations, and

•	A limited partner or their estate, heir or beneficiary must present all of its units then-owned for redemption – no partial redemptions of a limited partner’s holdings will be permitted.

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

The Partnership complies with FASB ASC 480-10, Distinguishing Liabilities from Equity, which requires, among other things, that financial instruments that represent a mandatory obligation of the Partnership to repurchase limited partnership units be classified as liabilities and reported at settlement value. We believe that limited partnership units tendered for redemption by the unit holder under the Partnership’s unit redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our general partner, and that limited partnership units tendered for redemption by the unit holder under the Net Capital Proceeds Distribution Program do not represent a mandatory obligation until our general partner determines, in its sole discretion, to reinvest net capital proceeds received by the Partnership in additional loans. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of March 31, 2014, we did not have any approved redemption requests included in our liabilities.

The following table summarizes the redemption activity under the unit redemption program for the three months ended March 31, 2014 and the year ended December 31, 2013. The amounts presented are in total units:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Balance, beginning of period	203,000	716,000
Redemption requests received	34,000	231,000
Redemption requests cancelled	(5,000)	(551,000)
Units redeemed	-	(193,000)
Balance, end of period	232,000	203,000

The following table summarizes the redemption activity under the Net Capital Proceeds Distribution Program for the three months ended March 31, 2014 and the year ended December 31, 2013. The amounts presented are in total units:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Balance, beginning of period	682,000	-
Redemption requests received	93,000	726,000
Redemption requests cancelled	(12,000)	(41,000)
Units redeemed	(5,000)	(3,000)
Balance, end of period	758,000	682,000

I. Commitments and Contingencies

From time to time, the Partnership enters into guarantees of debtors’ or affiliates’ borrowings and provides credit enhancements for the benefit of senior lenders in connection with the Partnership’s debtors and affiliates and investments in partnerships (collectively referred to as “guarantees”), and accounts for such guarantees in accordance with FASB ASC 460-10, Guarantees. Guarantees generally have fixed expiration dates or other termination clauses and may require payment of a fee by the debtor or affiliate. A guarantee involves, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The Partnership’s exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the guarantee. In connection with related party guarantees, as required by the Partnership Agreement and the North American Securities Administrators Association (“NASAA”) Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that these guarantees are fair and at least as reasonable to the Partnership as a guarantee to an unaffiliated borrower in similar circumstances.

In February 2009, the Partnership deposited $1.5 million into a money market account (the “Deposit Account”) with LegacyTexas for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending Company, L.P., a Delaware limited partnership (“UMTH Lending”). UMTH Lending and the Partnership’s general partner are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both UMTH Lending and the Partnership’s general partner. The Partnership provided LegacyTexas a security interest in the Deposit Account as further collateral for a loan (the “UMTH Lending Loan”) obtained by UMTH Lending from LegacyTexas. In November 2010, UMTH Lending refinanced the UMTH Lending Loan with United Texas Bank (“UTB”). In conjunction with this refinance, the Partnership deposited $1.5 million into a deposit account (the “UTB Deposit Account”) with UTB for the purpose of providing collateral to UTB for the benefit of UMTH Lending. The UTB Deposit Account replaced the Deposit Account previously established with LegacyTexas. The Partnership provided the UTB Deposit Account as further collateral for a loan obtained by UMTH Lending from UTB (the “UTB-UMTH Lending Loan”). In consideration for providing the Deposit Account and UTB Deposit Account (collectively, the “UMTH Lending Deposit Accounts”) as collateral for the UMTH Lending Loan and the UTB-UMTH Lending Loan (collectively, the “UMTH Lending Loans”), UMTH Lending agreed to pay the Partnership a fee equal to 3% per annum of the amount outstanding in the UMTH Lending Deposit Accounts, paid in 12 monthly installments for each year that the UMTH Lending Deposit Accounts secure the UMTH Lending Loans (the “Lending Credit Enhancement”). The UTB Deposit Account was included as restricted cash on the Partnership’s balance sheet. Effective November 4, 2013, UMTH Lending refinanced the UTB-UMTH Lending Loan with City Bank. In conjunction with this refinance, the Partnership deposited approximately $1.4 million into a deposit account (the “City Bank Deposit Account”) with City Bank for the purpose of providing collateral to City Bank for the benefit of REO Property Company, L.P., a Texas limited partnership (“REO PC”). UMT Services serves as the general partner for both REO PC and the Partnership’s general partner. The City Bank Deposit Account replaced the UTB Deposit Account. The Partnership provided City Bank a security interest in the City Bank Deposit Account as further collateral for a loan obtained by REO PC from City Bank (the “City Bank Loan”). The City Bank Loan matures on November 4, 2014. In consideration of the Partnership providing the City Bank Deposit Account as collateral for the City Bank Loan, REO PC agreed to pay the Partnership a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the City Bank Loan at the end of each month (the “REO PC Credit Enhancement”). These fees are included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

In August 2009, the Partnership entered into a guaranty (the “UMT HF TCB Guaranty”) with Texas Capital Bank, National Association (“Texas Capital”), by which the Partnership guaranteed the repayment of up to $5.0 million owed to Texas Capital with respect to that certain promissory note between UMT Home Finance, L.P., a Delaware limited partnership (“UMT Home Finance”), and Texas Capital. UMT Home Finance is a wholly-owned subsidiary of UMT. An affiliate of the Partnership’s general partner serves as the advisor to UMT. The Texas Capital note to UMT Home Finance matures on September 5, 2015, as amended. In connection with the UMT HF TCB Guaranty, the Partnership entered into a letter agreement with UMT Home Finance which provided for UMT Home Finance to pay the Partnership annually, in advance, an amount equal to 1% of the Partnership’s maximum exposure under the UMT HF TCB Guaranty (i.e., $50,000 per annum) through August 2012. Effective August 28, 2012, the letter agreement was modified and UMT Home Finance agreed to pay the Partnership a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the Texas Capital loan. These fees are included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

In April 2010, the Partnership entered into a guaranty (the “UDF IV HF Guaranty”) for the benefit of Community Trust Bank of Texas (“CTB”), pursuant to which the Partnership guaranteed the repayment of up to $6.0 million (subsequently increased to $10.0 million) owed to CTB with respect to a revolving line-of-credit loan between UDF IV Home Finance, L.P., a Delaware limited partnership (“UDF IV Home Finance”), and CTB. UDF IV Home Finance is a wholly-owned subsidiary of UDF IV. The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Home Finance matures on July 30, 2015, as amended. In connection with the UDF IV HF Guaranty, the Partnership entered into a letter agreement with UDF IV Home Finance which provided for UDF IV Home Finance to pay the Partnership an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum) through July 2013. Effective July 31, 2013, the letter agreement was modified and UDF IV Home Finance agreed to pay the Partnership a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the CTB loan. These fees are included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

In April 2010, the Partnership entered into a guaranty (the “UMT 15th Street Guaranty”) for the benefit of CTB, pursuant to which the Partnership guaranteed the repayment of up to $1.6 million owed to CTB with respect to a loan between UMT 15th Street, L.P., a Delaware limited partnership (“UMT 15th Street”), and CTB.  UMT 15th Street is a wholly-owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT. The CTB loan to UMT 15th Street, as amended, matures on February 18, 2015. In connection with the UMT 15th Street Guaranty, the Partnership entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. This fee is included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

In August 2010, the Partnership entered into a guaranty (the “UDF IV Acquisitions Guaranty”) for the benefit of CTB, pursuant to which the Partnership guaranteed the repayment of $8.0 million (subsequently increased to $15.0 million) owed to CTB with respect to a revolving line-of-credit loan between UDF IV Acquisitions, L.P., a Delaware limited partnership (“UDF IV Acquisitions”), and CTB. UDF IV Acquisitions is a wholly-owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Acquisitions, as amended, matures on July 30, 2015. Effective April 11, 2014, UDF IV Acquisitions entered into the Second Amended and Restated Loan Agreement with CTB, pursuant to which CTB increased its commitment under the revolving line-of-credit loan from $15.0 million to $25.0 million. See Note M, “Subsequent Events” for further discussion. In connection with the UDF IV Acquisitions Guaranty, the Partnership entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the revolving line-of-credit at the end of the month. This fee is included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

In December 2010, the Partnership entered into a guaranty (the “UDF IV Finance II Guaranty”) for the benefit of The F&M Bank and Trust Company (“F&M”), pursuant to which the Partnership guaranteed the repayment of up to $5.0 million (subsequently increased to $15.0 million) owed to F&M with respect to a loan between UDF IV Finance II, L.P., a Delaware limited partnership (“UDF IV Finance II”), and F&M. UDF IV Finance II is a wholly-owned subsidiary of UDF IV. The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. The F&M loan to UDF IV Finance II, as amended, matures on December 14, 2014. In connection with the UDF IV Finance II Guaranty, the Partnership entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. This fee is included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

In May 2011, the Partnership entered into a guaranty (the “UMT HF III Guaranty”) for the benefit of Veritex Community Bank, National Association (“Veritex”), pursuant to which the Partnership guaranteed the repayment of up to $4.3 million owed to Veritex with respect to a loan between UMT Home Finance III, L.P., a Delaware limited partnership (“UMT HF III”), and Veritex. UMT HF III is a wholly-owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT. The Veritex loan to UMT HF III matures on May 27, 2014. In connection with the UMT HF III Guaranty, the Partnership entered into a letter agreement with UMT HF III which provides for UMT HF III to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. This fee is included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

In October 2011, the Partnership entered into a guaranty (the “UMT HF II Green Bank Guaranty”) for the benefit of Green Bank, N.A. (“Green Bank”), pursuant to which the Partnership guaranteed the repayment of up to $5.0 million owed to Green Bank with respect to a loan between UMT HF II and Green Bank. UMT HF II is a wholly-owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT. The Green Bank loan to UMT HF II matures on October 26, 2014. In connection with the UMT HF II Green Bank Guaranty, the Partnership entered into a letter agreement with UMT HF II which provides for UMT HF II to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. This fee is included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

In April 2013, the Partnership entered into a guaranty (the “BHG Guaranty”) for the benefit of Affiliated Bank, pursuant to which the Partnership guaranteed the repayment of up to $3.0 million owed to Affiliated Bank with respect to a line of credit between Buffington Homebuilding Group, LTD, a Texas limited partnership (“BHG”), and Affiliated Bank (the “Affiliated Bank Line of Credit”). Our general partner has a minority limited partnership interest in BHG. In connection with the BHG Guaranty, the Partnership entered into a letter agreement with BHG which provides for BHG to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the Affiliated Bank Line of Credit at the end of the month. Effective September 9, 2013, the Affiliated Bank Line of Credit was modified and the Partnership was released of the BHG Guaranty with the exception of loans originated prior to September 9, 2013 under the original Affiliated Bank Line of Credit. In December 2013, the last of the loans originated prior to September 9, 2013 were paid off, thus extinguishing the BHG Guaranty. This fee is included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

In August 2013, the Partnership entered into a guaranty (the “UDF IV Finance VI Guaranty”) for the benefit of CTB, pursuant to which the Partnership guaranteed the repayment of up to $25.0 million owed to CTB with respect to a loan between UDF IV Finance VI, L.P., a Delaware limited partnership (“UDF IV Finance VI”), and CTB. UDF IV Finance VI is a wholly-owned subsidiary of UDF IV. The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Finance VI matures on August 19, 2015. Effective April 11, 2014, UDF IV Finance VI entered into the First Amended and Restated Loan Agreement with CTB, pursuant to which CTB decreased its commitment under the revolving line-of-credit loan from $25.0 million to $15.0 million. See Note M, “Subsequent Events” for further discussion. In connection with the UDF IV Finance VI Guaranty, the Partnership entered into a letter agreement with UDF IV Finance VI which provides for UDF IV Finance VI to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. This fee is included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

As of March 31, 2014, we had 11 outstanding guarantees, including: (1) 10 limited repayment guarantees with total credit risk to us of approximately $86.2 million, of which approximately $39.8 million had been borrowed against by the debtor and (2) one letter of credit issued on behalf of a borrower with total credit risk to us of approximately $18,000, which had not been called by the beneficiary.

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

As of March 31, 2014, we had originated 61 loans, including 34 loans that have been repaid in full by the respective borrower, totaling approximately $601.2 million. We had approximately $38.0 million of commitments to be funded, including approximately $18.0 million of commitments for notes receivable – related parties and $11.2 million for participation interest – related party. For the three months ended March 31, 2014, we did not originate or purchase any loans, sell any loan participations, or acquire any additional participation interests.

As of December 31, 2013, we had originated 61 loans, including 34 loans that have been repaid in full by the respective borrower, totaling approximately $598.6 million. We had approximately $36.9 million of commitments to be funded, including approximately $17.7 million of commitments for notes receivable – related parties and $11.2 million for participation interest – related party. For the year ended December 31, 2013, we originated or purchased 1 loan, sold 1 loan participation, and did not acquire any additional participation interests.

To date, the Partnership has not incurred losses from guarantees entered into, and the debt that is guaranteed is also collateralized by real estate. The value of such real estate may or may not be sufficient to settle such obligations if liquidated.

J. General and Administrative Expenses

General and administrative expenses and general and administrative expenses – related parties of the Partnership are summarized in the following tables:

	For the Three Months Ended
	March 31,
General and administrative expenses	2014	2013

Investor relations	$112,000	$115,000
Professional fees	53,000	41,000
Other	68,000	46,000
Total general and administrative expenses	$233,000	$202,000

	For the Three Months Ended
	March 31,
General and administrative expenses –related parties	2014	2013

Amortization of Placement Fees	$-	$306,000
Mortgage Servicing Fee	255,000	246,000
Operating Expense Reimbursement (1)	141,000	140,000
Total general and administrative expenses – related parties	$396,000	$692,000

(1)	As defined in Note K.

K. Related Party Transactions

As of March 31, 2014, we had approximately $29.0 million of gross notes receivables – related parties, consisting of 6 related party loans, and one participation interest – related party totaling approximately $70.8 million. Notes receivables – related parties and participation interest – related party represented approximately 26% of our total assets as of March 31, 2014. As of March 31, 2014, we had approximately $3.0 million of accrued interest receivable – related parties, and we had paid our general partner approximately $10.7 million since inception for acquisition and origination fee expenses associated with the notes receivable, notes receivable – related parties and participation interest – related party. For the three months ended March 31, 2014, we recognized approximately $2.6 million and $96,000 for interest income – related parties and mortgage and transaction service revenues – related parties, respectively. We also recognized approximately $396,000 of general and administrative expenses – related parties for the three months ended March 31, 2014. As of March 31, 2014, we had 8 outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $80.9 million, of which approximately $36.2 million had been borrowed against by the debtor.

As of December 31, 2013, we had approximately $27.8 million of gross notes receivables – related parties, consisting of 6 related party loans, and one participation interest – related party totaling approximately $70.8 million. Notes receivables – related parties and participation interest – related party represented approximately 27% of our total assets as of December 31, 2013. As of December 31, 2013, we had approximately $1.2 million of accrued interest receivable – related parties, and we had paid our general partner approximately $10.6 million since inception for acquisition and origination fee expenses associated with the notes receivable, notes receivable – related parties and participation interest – related party. For the year ended December 31, 2013, we recognized approximately $15.2 million and $246,000 for interest income – related parties and mortgage and transaction service revenues – related parties, respectively. We also recognized approximately $5.4 million of general and administrative expenses – related parties for the year ended December 31, 2013. As of December 31, 2013, we had 8 outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $80.9 million, of which approximately $35.2 million had been borrowed against by the debtor.

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

We incurred Placement Fees payable to our general partner for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with notes receivable or participation interests that we have entered into. Such costs were amortized into expense on a straight-line basis, and were fully amortized as of December 31, 2013.

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

Land Development receives a carried interest, which is an equity interest in us to participate in all distributions, other than distributions attributable to its promotional interest of cash available for distribution and net proceeds from capital transactions. If Land Development enters into commitments to investments in mortgages in excess of 82% of the gross offering proceeds, it will be entitled to a carried interest equal to (1) 1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross offering proceeds (or if commitments to investments in mortgages are above 82% but no more than 84.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 82%), (2) 1% for the next 2% of additional commitments to investments in mortgages above 84.5% of the gross offering proceeds (or if commitments to investments in mortgages are above 84.5% but no more than 86.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 84.5%) and (3) 1% for each additional 1% of additional commitments to investments in mortgages above 86.5% of the gross offering proceeds (or a fractional percentage equal to the fractional amount of any 1% of additional commitments to investments in mortgages).

For services rendered in connection with the servicing of our loans, we incur a monthly Mortgage Servicing Fee payable to Land Development equal to one-twelfth of 0.25% of our aggregate outstanding development notes receivable balance as of the last day of the month. Such fees are included in general and administrative – related parties expenses. The unpaid portion of such fees is included in accrued liabilities – related parties on our balance sheet.

An affiliate of Land Development serves as the advisor to UMT and UDF IV. The general partner of UDF LOF is a wholly-owned subsidiary of Land Development.  Land Development serves as the asset manager of UDF I, UDF IV and UDF LOF.

The table below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the three months ended March 31, 2014 and 2013. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Three Months Ended
		March 31,
Payee	Purpose	2014		2013
Land Development
	Placement Fees	$49,000	7%	$51,000	4%
	Promotional interest	360,000	49%	659,000	56%
	Carried interest	11,000	1%	145,000	12%
	Mortgage Servicing Fee	170,000	23%	193,000	17%
General Services
	Operating Expense Reimbursement	143,000	20%	129,000	11%
Total Payments		$733,000	100%	$1,177,000	100%

The table below summarizes general and administrative expense – related parties for the three months ended March 31, 2014 and 2013. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Three Months Ended
	March 31,
General and administrative expense – related parties	2014		2013

Amortization of Placement Fees	$-	-	$306,000	44%
Mortgage Servicing Fee	255,000	64%	246,000	36%
Operating Expense Reimbursement	141,000	36%	140,000	20%
Total general and administrative expense – related parties	$396,000	100%	$692,000	100%

Notes Receivable – Related Parties

In connection with notes receivable – related parties, participation interest – related party, and loan participations sold to related parties, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that the transactions are fair and at least as reasonable to the Partnership as a transaction with an unaffiliated party in similar circumstances.

UDF PM Note

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I (“UDF PM”), in the principal amount of approximately $6.4 million (the “UDF PM Note”). Our general partner serves as the asset manager for UDF I. The UDF PM Note, which bears an interest rate of 15% per annum, is initially collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and, per the Third Amendment to Secured Promissory Note, matures on September 4, 2014. In determining whether to modify the UDF PM Note, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In connection with the UDF PM Note, UDF PM agreed to pay us commitment fees equal to 3% of each advance on the note, or $187,500. We did not recognize any commitment fee income in connection with the UDF PM Note for the three months ended March 31, 2014 or 2013. For each of the three months ended March 31, 2014 and 2013, we recognized approximately $10,000 of interest income – related parties related to the UDF PM Note. Approximately $270,000 is included in notes receivable – related parties as of March 31, 2014 and December 31, 2013, respectively. Approximately $20,000 and $10,000 is included in accrued interest receivable – related parties as of March 31, 2014 and December 31, 2013, respectively.

UDF X Note

In November 2007, we originated a secured promissory note to United Development Funding X, L.P., a Delaware limited partnership and wholly-owned subsidiary of our general partner (“UDF X”), in the principal amount of approximately $70.0 million (the “UDF X Note”). In August 2008, we amended the UDF X Note to reduce the commitment amount to $25.0 million. In November 2012, we amended the UDF X Note to increase the commitment amount to $26.0 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The UDF X Note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2015, as amended. In connection with the UDF X Note, UDF X agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $751,000. For the three months ended March 31, 2014 and 2013, we recognized approximately $672,000 and $812,000, respectively, of interest income – related parties related to the UDF X Note. Approximately $18.0 million and $18.3 million is included in notes receivable – related parties as of March 31, 2014 and December 31, 2013, respectively. Approximately $288,000 and $196,000 is included in accrued interest receivable – related parties as of March 31, 2014 and December 31, 2013, respectively.

UDF NP Loan

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company which was a wholly-owned subsidiary of UDF I at the time of the note’s origination (“Northpointe LLC”), in the principal amount of approximately $6.0 million (the “UDF NP Loan”). Our general partner serves as the asset manager for UDF I. In December 2008, Northpointe LLC was purchased by an unrelated third party, which assumed the UDF NP Loan. In May 2009, Northpointe LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by a special warranty deed to UDF Northpointe II, L.P. (“Northpointe II”), a subsidiary of UDF I. Concurrent with this assignment, Northpointe LLC entered into a contract for deed with Northpointe II whereby Northpointe LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to Northpointe LLC. The secured promissory note, which bears an interest rate of 12% per annum, is initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas and was payable on December 28, 2010. The maturity date was extended to December 28, 2013 pursuant to a modification agreement effective as of June 30, 2011 which also increased the UDF NP Loan to a maximum of $15.0 million, pursuant to a second secured promissory note in the principal amount of $9.0 million. In December 2013, the note was amended to further extend the maturity date to December 28, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note. For the three months ended March 31, 2014 and 2013, we recognized approximately $338,000 and $403,000, respectively, of interest income – related parties related to this loan. Approximately $10.5 million and $12.1 million is included in notes receivable – related parties associated with the UDF NP Loan as of March 31, 2014 and December 31, 2013, respectively. Approximately $17,000 is included in accrued interest receivable – related parties associated with the UDF NP Loan as of March 31, 2014. There was no balance in accrued interest receivable – related parties associated with the UDF NP Loan as of December 31, 2013.

UDF LOF Note

In August 2008, we originated a secured revolving line-of-credit to UDF LOF in the principal amount of up to $25.0 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”). The general partner of UDF LOF is a wholly-owned subsidiary of our general partner, and our general partner serves as the asset manager for UDF LOF. The UDF LOF Note, which bears interest at a base rate equal to 15% per annum, is secured by a lien of all of UDF LOF’s existing and future acquired assets. In August 2011, we amended the UDF LOF Note to reduce the commitment amount to $10.0 million and extend the maturity date from August 20, 2011 to August 20, 2013. In August 2013, the note was amended to further extend the maturity date to August 20, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In January 2010, the balance of the UDF LOF Note was paid in full, although UDF LOF still has the ability to draw on the UDF LOF Note until it matures. In connection with this note, UDF LOF agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $587,000. We did not recognize any commitment fee income or interest income – related parties related to the UDF LOF Note for the three months ended March 31, 2014 or 2013. There was no balance in notes receivable – related parties or accrued interest receivable – related parties associated with the UDF LOF Note as of March 31, 2014 or December 31, 2013.

BTC Note

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2.0 million (the “BTC Note”). Our general partner had a minority partner interest in Buffington Classic. The secured note, which bears interest at 14% per annum, is secured by a first lien on finished lot inventory that is owned and controlled by Buffington Classic. Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), merged into Buffington Texas Classic Homes, LLC (“BTC LLC”), which is ultimately owned and controlled by BHG. Our general partner has a minority limited partnership interest in BHG. As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, BTC LLC succeeded to all the rights, responsibilities and obligations of Buffington Classic under the BTC Note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. BTC LLC’s payment and performance of the BTC Note is guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Fifth Amendment to Loan Agreement dated August 21, 2013, is payable on August 21, 2014. We did not recognize any interest income – related parties related to the BTC Note for the three months ended March 31, 2014 or 2013. There was no balance in notes receivable – related parties or accrued interest receivable – related parties associated with the BTC Note as of March 31, 2014 or December 31, 2013.

HTC Loan

Effective December 2008, we modified a secured promissory note evidencing a loan (the “HTC Loan”) in the principal amount of approximately $8.1 million to UDF I that we originated in December 2006 in the principal amount of approximately $6.9 million. Our general partner serves as the asset manager for UDF I. UDF I’s obligations under the HTC Loan were secured by a first lien deed of trust filed on 190 entitled single-family home lots located in Thornton, Colorado. The HTC Loan bore interest at a base rate equal to 12% per annum and interest payments were due monthly. Effective June 30, 2011, the HTC Loan was increased to a maximum of $12.8 million, pursuant to a second secured promissory note in the principal amount of $4.7 million. The second secured promissory note bore the same interest rate and was secured by the same collateral as the original promissory note. The HTC Loan had an initial maturity date of December 31, 2011, but was extended to June 30, 2012 pursuant to a fourth amendment to secured promissory note effective as of June 30, 2011. Effective June 30, 2012, the principal amount available under the HTC Loan was increased to a maximum of $15.6 million and the maturity date was extended to June 30, 2015, pursuant to a fifth amendment to secured promissory note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Effective October 1, 2013, UDF I assigned all rights, title and interest in a promissory note payable by an unrelated party to the Partnership in exchange for cancellation of the HTC Loan. We did not recognize any interest income – related parties related to the HTC Loan for the three months ended March 31, 2014. For the three months ended March 31, 2013, we recognized approximately $384,000 of interest income – related parties related to the HTC Loan. There was no balance in notes receivable – related parties or accrued interest receivable – related parties associated with the HTC Loan as of March 31, 2014 or December 31, 2013.

Ash Creek Note

In April 2011, we originated a promissory note to UDF Ash Creek, L.P. (the “Ash Creek Note”), a Delaware limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of $50,000. Our general partner serves as the asset manager for UDF I. The Ash Creek Note, which bears interest at a base rate equal to 15% per annum, was originally payable on December 5, 2011. Effective December 5, 2011, we entered into an extension agreement with the borrower pursuant to which the maturity date of the Ash Creek Note was extended to December 21, 2012. In December 2012, we amended the Ash Creek Note to increase the commitment amount to $65,000 and extend the maturity date from December 21, 2012 to December 21, 2013. Effective December 21, 2013, we entered into an extension agreement with the borrower pursuant to which the maturity date of the Ash Creek Note was extended to December 21, 2014. The Ash Creek Note is secured by a second lien deed of trust. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. For each of the three months ended March 31, 2014 and 2013, we recognized approximately $2,000, respectively, of interest income – related parties related to the Ash Creek Note. Approximately $67,000 is included in notes receivable – related parties as of March 31, 2014 and December 31, 2013, respectively, related to the Ash Creek Note. Approximately $9,000 and $7,000 is included in accrued interest receivable – related parties associated with the Ash Creek Note as of March 31, 2014 and December 31, 2013, respectively.

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

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and we will participate in the control and management of the UMT Loan. The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code of 1986, as amended, to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I. For the three months ended March 31, 2014 and 2013, we recognized approximately $1.6 million and $2.6 million, respectively, of interest income – related parties related to this Economic Interest Participation Agreement. Approximately $2.7 million and $1.0 million is included in accrued interest receivable – related parties associated with this Economic Interest Participation Agreement as of March 31, 2014 and December 31, 2013.

As of March 31, 2014 and December 31, 2013, approximately $70.8 million related to the Economic Interest Participation Agreement is included in participation interest – related party, respectively.

Loan Participations Sold to Related Parties

From inception through March 31, 2014, we have entered into 10 loan participation agreements with related parties whereby a related party has purchased a participation interest in a mortgage investment that we have originated. As of March 31, 2014, 6 of these agreements remain outstanding.

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

We are required to purchase back from UDF IV the participation interest in the BTC Note (1) upon a foreclosure of our assets by our lenders, (2) upon the maturity of the BTC Note, or (3) at any time upon 30 days prior written notice from UDF IV. In such event, the purchase price paid to UDF IV will be equal to the outstanding principal amount of the BTC Note on the date of termination, together with all accrued interest due thereon, plus any other amounts due to UDF IV under the BTC Participation Agreement.

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

As of March 31, 2014 and December 31, 2013, we did not have an outstanding balance in notes receivable – related parties or accrued interest receivable – related parties associated with the BTC Note. We did not recognize any interest income associated with the BTC Note for the three months ended March 31, 2014 or 2013. As of March 31, 2014 and December 31, 2013, UDF IV had a participation interest associated with the BTC Participation Agreement of approximately $280,000. The UDF IV participation interest is not included on our balance sheet.

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

As of March 31, 2014 and December 31, 2013, we did not have an outstanding balance in notes receivable or accrued interest receivable associated with the TR II Finished Lot Note. We did not recognize any interest income associated with the TR II Finished Lot Note for the three months ended March 31, 2014 or 2013. As of March 31, 2014 and December 31, 2013, UDF IV had a participation interest associated with the TR II Finished Lot Participation of approximately $2.8 million and $3.3 million, respectively. The UDF IV participation interest is not included on our balance sheet.

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

As of March 31, 2014 and December 31, 2013, we did not have an outstanding balance in notes receivable or accrued interest receivable associated with the TR Paper Lot Note. We did not recognize any interest income associated with the TR Paper Lot Note for the three months ended March 31, 2014 and 2013. As of March 31, 2014 and December 31, 2013, UDF IV had a participation interest associated with the TR Paper Lot Participation of approximately $12.8 million and $12.6 million, respectively. The UDF IV participation interest is not included on our balance sheet.

CTMGT Note

In December 2007, we originated a $25.0 million secured promissory note (the “CTMGT Note”) with CTMGT, LLC, an unaffiliated Texas limited liability company and its subsidiaries, who are co-borrowers of the CTMGT Note. The CTMGT Note was subsequently increased to $50.0 million pursuant to an amendment entered into in July 2008, and to $64.5 million pursuant to an amendment entered into in November 2011. The CTMGT Note is a co-investment loan secured by multiple investments. These investments are cross-collateralized and are secured by collateral-sharing arrangements in second liens covering finished lots and entitled land, pledges of the ownership interests in the borrowing entities, and guaranties. The collateral-sharing arrangements with our affiliates and our borrowers allocate the proceeds of the co-investment collateral between us and our affiliates. Under these collateral-sharing arrangements for the CTMGT Note, we are entitled to receive 75% of collateral proceeds. In the event of a borrower’s bankruptcy, we are entitled to receive 100% of the collateral proceeds after payment of the senior lenders, ahead of payment to our affiliates. The CTMGT collateral is located in multiple counties in the greater Dallas-Fort Worth area and surrounding counties. The interest rate on the CTMGT Note is 16.25%. Pursuant to the amendment entered into in November 2011, the maturity date of the CTMGT Note was extended to July 1, 2012. Pursuant to a second amendment entered into in July 2012, the maturity date of the CTMGT Note was extended to July 1, 2013. Effective July 1, 2013, we entered into a Third Extension and Modification Agreement with CTMGT, LLC, pursuant to which the maturity date of the CTMGT Note was further extended to July 1, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

As of March 31, 2014 and December 31, 2013, we had an outstanding balance in notes receivable of approximately $43.6 million and $45.7 million, respectively, associated with the CTMGT Note. As of March 31, 2014, we had an outstanding balance in accrued interest receivable of approximately $1.5 million associated with the CTMGT Note. As of December 31, 2013, we did not have an outstanding balance in accrued interest receivable associated with the CTMGT Note. For the three months ended March 31, 2014 and 2013, we recognized approximately $1.8 million and $1.7 million, respectively, of interest income associated with the CTMGT Note. As of March 31, 2014 and December 31, 2013, UDF LOF had a participation interest associated with the CTMGT Participation of approximately $14.6 million and $12.7 million, respectively. The UDF LOF participation interest is not included on our balance sheet.

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

As of March 31, 2014 and December 31, 2013, we had an outstanding balance in notes receivable of approximately $57,000 associated with the Northpointe LLC Note. As of March 31, 2014, we had an outstanding balance in accrued interest receivable of approximately $2,000 associated with the Northpointe LLC Note. As of December 31, 2013, we did not have an outstanding balance in accrued interest receivable associated with the Northpointe LLC Note. For the three months ended March 31, 2014 and 2013, we recognized approximately $2,000 and $39,000, respectively, of interest income associated with the Northpointe LLC Note. As of March 31, 2014 and December 31, 2013, UDF IV had a participation interest associated with the Northpointe LLC Participation of approximately $1.6 million. The UDF IV participation interest is not included on our balance sheet.

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

As of March 31, 2014 and December 31, 2013, we had an outstanding balance in notes receivable of approximately $7.9 million and $9.1 million, respectively, associated with the UDF NP Loan. As of March 31, 2014, we had an outstanding balance in accrued interest receivable of approximately $13,000 associated with the UDF NP Loan. As of December 31, 2013, we did not have an outstanding balance in accrued interest receivable associated with the UDF NP Loan. For the three months ended March 31, 2014 and 2013, we recognized approximately $254,000 and $403,000, respectively, of interest income associated with the UDF NP Loan. As of March 31, 2014 and December 31, 2013, UDF IV had a participation interest associated with the Northpointe II LP Participation of approximately $2.6 million and $3.0 million, respectively. The UDF IV participation interest is not included on our balance sheet.

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

The following table represents the approximate amount included in mortgage and transaction service revenues – related parties income for the periods indicated associated with fees paid to the Partnership on related party guarantees, as discussed in Note I:

	For the Three Months Ended March 31,
Guarantee	2014	2013
Lending Credit Enhancement	$-	$11,000
REO PC Credit Enhancement	3,000	-
UMT HF TCB Guaranty	12,000	10,000
UDF IV HF Guaranty	25,000	15,000
UMT 15th Street Guaranty	2,000	3,000
UDF IV Acquisitions Guaranty	36,000	20,000
UDF IV Finance II Guaranty	-	14,000
UMT HF III Guaranty	3,000	7,000
UMT HF II Green Bank Guaranty	2,000	1,000
UDF IV Finance VI Guaranty	13,000	-
Total	$96,000	$81,000

As of March 31, 2014 and December 31, 2013, approximately $297,000 is included in accounts receivable – related parties associated with fees paid to the Partnership on related party guarantees.

L. Concentration of Credit Risk

Financial instruments that potentially expose the Partnership to concentrations of credit risk are primarily notes receivable, notes receivable – related parties and participation interest – related party. The Partnership maintains deposits in financial institutions that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Partnership has not experienced any losses related to amounts in excess of FDIC limits.

At March 31, 2014 and December 31, 2013, approximately 95% of the outstanding aggregate principal amount of mortgage notes and other loans originated by the Partnership are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 2% are secured by properties located in Arizona. All of the Partnership’s mortgage investments are in the United States.

We may invest in multiple secured loans that share a common borrower. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations. As of March 31, 2014, we have invested 47% of our offering proceeds in 12 loans to our largest group of related borrowers.

Our investments in loans to or from any one borrower will not exceed an amount greater than 20% of the total capital contributions raised in the Offering, and as of March 31, 2014, our largest investment in a loan to or from any one borrower was equal to 16% of the total capital contributions raised in the Offering.

M. Subsequent Events

Effective April 11, 2014, UDF IV Acquisitions entered into the Second Amended and Restated Loan Agreement with CTB, pursuant to which CTB increased its commitment under the revolving line-of-credit loan from $15.0 million to $25.0 million. In connection with this Second Amended and Restated Loan Agreement with CTB, the Partnership revised the UDF IV Acquisitions Guaranty to reflect the increase in its guaranty to $25.0 million. See Note I, “Commitments and Contingencies” and Note K, “Related Party Transactions” for further discussion of the UDF IV Acquisitions Guaranty on the CTB loan.

Effective April 11, 2014, UDF IV Finance VI entered into the First Amended and Restated Loan Agreement with CTB, pursuant to which CTB decreased its commitment under the revolving line-of-credit loan from $25.0 million to $15.0 million. In connection with this First Amended and Restated Loan Agreement with CTB, the Partnership revised the UDF IV Finance VI Guaranty to reflect the decrease in its guaranty to $15.0 million. See Note I, “Commitments and Contingencies” and Note K, “Related Party Transactions” for further discussion of the UDF IV Finance VI Guaranty on the CTB loan.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, development costs that may exceed estimates, development delays, increases in interest rates, residential lot take down or purchase rates or our borrowers’ inability to sell residential lots, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the United States Securities and Exchange Commission, and the discussion of material trends affecting our business elsewhere in this report.

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

Our loan portfolio, consisting of notes receivable, notes receivable – related parties and participation interest – related party decreased from approximately $353.6 million as of December 31, 2013 to approximately $352.7 million as of March 31, 2014. With the decrease in our loan portfolio, our revenues, the majority of which are from recognizing interest income associated with our loan portfolio, also decreased. Our expenses related to the portfolio also decreased, including the loan loss expense, which was approximately $135,000 and $143,000 for the three months ended March 31, 2014 and 2013, respectively. The decrease in loan loss reserve expense primarily relates to decreased reserves associated with the decline in our loan portfolio due to significant loan pay downs received during the three months ended March 31, 2014.

In September 2009, we entered into a revolving credit facility in the maximum principal amount of $15.0 million (the “Brockhoeft Credit Facility”), of which $10.0 million was included in lines-of-credit as of December 31, 2013. Effective March 2014, we paid off the Brockhoeft Credit Facility in full in connection with an aggregate credit facility of up to $15.0 million (the “LegacyTX Credit Facility”) entered into with LegacyTexas Bank, of which $10.0 million was included in lines-of-credit as of March 31, 2014. We utilize the revolving credit facilities as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves. As a result of the credit facilities and our desire to avoid the need for large idle cash reserves, our cash balances were approximately $2.1 million and $2.0 million as of March 31, 2014 and December 31, 2013, respectively. Our interest expense associated with the revolving credit facilities was approximately $217,000 and $338,000 for the three months ended March 31, 2014 and 2013, respectively.

Net income was approximately $11.4 million and $12.0 million for the three months ended March 31, 2014 and 2013, respectively. Earnings per limited partnership unit, basic and diluted, were $0.53 and $0.57 for the three months ended March 31, 2014 and 2013, respectively. Our earnings per limited partnership unit, basic and diluted, are calculated based on earnings allocated to the limited partners divided by the weighted average limited partnership units outstanding. Such earnings per limited partnership unit, basic and diluted, will fluctuate commensurate with the size of our loan portfolio.

As of March 31, 2014, we had originated or acquired 61 loans, including 34 loans that have been repaid in full by the respective borrower, totaling approximately $601.2 million. Of the 27 loans outstanding as of March 31, 2014, 6 of the loans totaling approximately $29.0 million and 1 loan totaling approximately $70.8 million are included in notes receivable – related parties and participation interest – related party, respectively, on our balance sheet.

Approximately 95% of the outstanding aggregate principal amount of mortgage notes and other loans originated by us as of March 31, 2014 are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 2% are secured by properties located in Arizona. Approximately 58% of the outstanding aggregate principal amount of mortgage notes and other loans originated by us as of March 31, 2014 are secured by properties located in the Dallas, Texas area; approximately 24% are secured by properties located in the Austin, Texas area; approximately 7% are secured by properties located in the Houston, Texas area; approximately 5% are secured by properties located in the Lubbock, Texas area; approximately 1% are secured by properties located in the San Antonio, Texas area; approximately 3% are secured by properties located in the Denver, Colorado area; and approximately 2% are secured by properties located in the Kingman, Arizona area.

14 of the 27 loans outstanding as of March 31, 2014, representing approximately 18% of the aggregate principal amount of the outstanding loans, are secured by a first lien on the respective property; 2 of the 27 loans outstanding as of March 31, 2014, representing approximately 1% of the aggregate principal amount of the outstanding loans, are secured by a second lien on the respective property; 3 of the 27 loans outstanding as of March 31, 2014, representing approximately 52% of the aggregate principal amount of the outstanding loans, are secured by a co-investment (which are secured by multiple properties through second liens, pledges of ownership interests and guarantees, as described below); 5 of the 27 loans outstanding as of March 31, 2014, representing approximately 5% of the aggregate principal amount of the outstanding loans, are secured by a pledge of the ownership interest of the borrower or entity which holds title to the property; and 3 of the 27 loans outstanding as of March 31, 2014, representing approximately 24% of the aggregate principal amount of the outstanding loans, are secured by other types of security interests. Co-investments are mezzanine loans that are secured by multiple projects in which an affiliate has also invested. Co-investment loans are cross-collateralized and are secured by second liens in finished lots and entitled land, pledges of the ownership interests in the borrowing entities, and guarantees. We enter into collateral-sharing arrangements with our affiliates and our borrowers that allocate the proceeds of the co-investment collateral between us and our affiliates. Under these collateral-sharing arrangements, we are generally entitled to receive 50-75% of collateral proceeds. In the event of a borrower’s bankruptcy, we are entitled to receive 100% of the collateral proceeds after payment of the senior lenders, ahead of payment to our affiliates.

16 of the 27 loans outstanding as of March 31, 2014, representing approximately 74% of the aggregate principal amount of the outstanding loans, are made to developer entities which hold ownership interests in projects other than the project funded by us. 9 of the 27 loans outstanding as of March 31, 2014, representing approximately 69% of the aggregate principal amount of the outstanding loans, are secured by a personal guarantee of the developer in addition to a lien on the real property or a pledge of the equity interests in the entity that holds the real property.

As of March 31, 2014, three entities and their affiliates were included in our notes receivables (including related party transactions) and participation interest – related party that accounted for over 10% of the outstanding balance of our portfolio. These entities include (i) CTMGT LLC, an unaffiliated Texas limited liability company, which comprises approximately 30% of the outstanding balance of our portfolio, and certain of its affiliated entities, which comprise an additional 13% of the outstanding balance; (ii) Buffington Land, Ltd., an unaffiliated Texas limited partnership, which comprises approximately 21% of the outstanding balance of our portfolio, including additional loans to its affiliated entities; and (iii) UDF I, an affiliated Delaware limited partnership, which comprises approximately 19% of the outstanding balance of our portfolio, and additional loans to its affiliated entities, which comprise an additional 5% of the outstanding balance. Our general partner is the asset manager for UDF I.

The average interest rate payable with respect to the 27 loans outstanding as of March 31, 2014 is 14%, and the average term of each loan is approximately 62 months.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”). GAAP consists of a set of standards issued by the Financial Accounting Standards Board (“FASB”) and other authoritative bodies in the form of FASB Statements, Interpretations, FASB Staff Positions, Emerging Issues Task Force consensuses and American Institute of Certified Public Accountants Statements of Position, among others. The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of the FASB ASC. The FASB ASC does not change how the Partnership accounts for its transactions or the nature of related disclosures made. Rather, the FASB ASC results in changes to how the Partnership references accounting standards within its reports. This change was made effective by the FASB for periods ending on or after September 15, 2009. The Partnership has updated references to GAAP in this Quarterly Report on Form 10-Q to reflect the guidance in the FASB Accounting Standards Codification (“ASC”). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates, including investment impairment. These estimates are based on management’s historical industry experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates. We have identified our most critical accounting policies to be the following:

Revenue Recognition

Interest income on notes receivable, notes receivable – related parties and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis. Income recognition is suspended for loans at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of both March 31, 2014 and December 31, 2013, we were suspending income recognition on 4 notes receivable with an aggregate unpaid principal balance of approximately $18.3 million.

We generate mortgage and transaction service revenues and mortgage and transaction service revenues – related parties by originating and acquiring notes receivable and other loans. In accordance with FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs (“ASC 310-20”), we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes. In addition, credit enhancement fee income is generated by fees charged to parties for credit enhancements provided to lenders by the Partnership on behalf of the parties. Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement. As of March 31, 2014, the Partnership was providing 9 credit enhancements to related parties (see Note I to the accompanying financial statements).

The Partnership also incurred acquisition and origination fees (“Placement Fees”) payable to its general partner for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with notes receivable or participation interest held by the Partnership. Such costs were amortized into expense on a straight-line basis, and were fully amortized as of December 31, 2013.

Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable, notes receivable – related parties and participation interest – related party. We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. Our review consists of evaluating economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral, and other relevant factors. This review is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged off, while amounts recovered on previously charged off accounts increase the allowance. In December 2013, we charged off approximately $1.4 million against the loan loss reserve on a loan with an unrelated party. As of March 31, 2014 and December 31, 2013, approximately $19.9 million and $19.7 million, respectively, of allowance for loan losses had been offset against notes receivable (see Note D to the accompanying financial statements).

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or estimated net realizable value. The mortgage investments are collateralized by land and related improvements to residential property owned by the borrowers and/or the ownership interests of the borrower. Currently, the mortgage investments have terms ranging from 5 to 36 months. None of such mortgages are insured or guaranteed by a federally owned or guaranteed mortgage agency. We originate and/or acquire all notes receivable and intend to hold the notes receivable for the life of the notes.

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

Cash Flow Distributions

Cash available for distributions represents the cash funds received by us from operations (other than net proceeds from a capital transaction) that produces proceeds from (1) the repayment of principal or prepayment of a mortgage to the extent classified as a return of capital for federal income tax purposes, (2) the foreclosure, sale, exchange, condemnation, eminent domain taking or other disposition of a mortgage loan or of a property subject to a mortgage, or (3) insurance or a guarantee with respect to a mortgage, including, without limitation, interest, points, revenue participations in property appreciation and interest or dividends from interim investments or proceeds from borrowings, if appropriate, less all cash used to pay Partnership expenses and debt payments and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with our public offering of our units of limited partnership interest). Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions, in addition to the payments made to our general partner and related parties that are described in Note K of the accompanying notes to financial statements.

A “carried interest” is an equity interest in us to participate in all distributions, other than distributions attributable to our general partner’s promotional interest, of cash available for distribution and net proceeds from a capital transaction that are distributable under the distribution priority for net proceeds from a capital transaction described below. If our general partner enters into commitments to investments in mortgages in excess of 82% of the gross proceeds of the Offering, our general partner will be entitled to a carried interest equal to (1) 1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross proceeds of the Offering (or if commitments to investments in mortgages are above 82% but no more than 84.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 82%), (2) 1% for the next 2% of additional commitments to investments in mortgages above 84.5% of the gross proceeds of the Offering (or if commitments to investments in mortgages are above 84.5% but no more than 86.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 84.5%) and (3) 1% for each additional 1% of additional commitments to investments in mortgages above 86.5% of the gross proceeds of the Offering (or a fractional percentage equal to the fractional amount of any 1% of additional commitments to investments in mortgages). By way of illustration, if 85.5% of the gross proceeds of the Offering are committed to investments in mortgages, then our general partner would be entitled to a carried interest of 1.5% (1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross proceeds of the Offering and 0.5% for the next 1% of additional commitments to investments in mortgages above 84.5% of the gross proceeds of the Offering) of any amount otherwise distributable to the limited partners after deduction of any promotional interest payable to our general partner.

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

The table below summarizes the approximate aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of March 31, 2014 and December 31, 2013:

	As of March 31,		As of December 31,
	2014		2013
General Partner	$24,806,000	(1)	$24,024,000	(2)
Limited Partners	206,790,000	(3)	197,588,000	(4)
Retained Earnings Reserve	7,673,000		6,663,000
Retained Earnings Deficit	(15,397,000)		(15,323,000)

(1)	approximately $24.7 million paid in cash and $85,000 has been declared, but not paid.

(2)	approximately $24.0 million paid in cash.

(3)	approximately $141.1 million paid in cash and approximately $65.7 million reinvested in 3,282,438 units of limited partnership interest under our DRIP and Secondary DRIP, each as defined in Note C to the accompanying financial statements.

(4)	approximately $134.3 million paid in cash and approximately $63.3 million reinvested in 3,163,293 units of limited partnership interest under our DRIP and Secondary DRIP, each as defined in Note C to the accompanying financial statements.

The table below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets, including the distributions to our general partner described above, and general and administrative – related parties expenses for the three months ended March 31, 2014 and 2013. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

	For the Three Months Ended March 31,
	2014	2013
Payments to General Partner and Related Parties	$733,000	$1,177,000
Total General and Administrative Expenses to General Partner and Related Parties	396,000	692,000

For the three months ended March 31, 2014, we have made the following distributions to our limited partners:

Period Ended	Date Paid	Distribution Amount
December 31, 2013	January 24, 2014	$3,163,381
January 31, 2014	February 24, 2014	3,170,075
February 28, 2014	March 24, 2014	2,868,697
		$9,202,153

For the three months ended March 31, 2014, we paid distributions to our limited partners of $9,202,153 ($6,819,256 in cash and $2,382,897 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $7,044,080. For the three months ended March 31, 2013, we paid distributions to our limited partners of $9,057,357 ($6,571,445 in cash and $2,485,912 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $8,016,199. For the period from our inception through March 31, 2014, we paid distributions to our limited partners of approximately $206.8 million (approximately $141.1 million in cash and approximately $65.7 million in limited partnership units pursuant to our DRIP and Secondary DRIP), as compared to cumulative cash flows from operations of approximately $250.6 million and cumulative net income of approximately $242.9 million.

The distributions to our limited partners paid during the three months ended March 31, 2014 and 2013, along with the amount of distributions reinvested pursuant to our Secondary DRIP and the sources of our distributions were as follows:

	Three Months Ended March 31,
	2014		2013
Distributions paid in cash	$6,819,256		$6,571,445
Distributions reinvested	2,382,897		2,485,912
Total distributions	$9,202,153		$9,057,357
Source of distributions:
Cash flows from operations	$7,044,080	77%	$8,016,199	88%
Cash flows from operations from previous quarters	2,158,073	23%	1,041,158	12%
Total sources	$9,202,153	100%	$9,057,357	100%

Results of Operations

The three months ended March 31, 2014 as compared to the three months ended March 31, 2013

Revenues

Interest income (including related party interest income) for the three months ended March 31, 2014 and 2013 was approximately $12.2 million and $13.2 million, respectively. The decrease in interest income for the three months ended March 31, 2014 was primarily the result of our decreased average outstanding notes receivable (including related party transactions) and participation interest – related party portfolios of approximately $352.7 million as of March 31, 2014, compared to approximately $353.6 million as of March 31, 2013.

Mortgage and transaction service revenues (including related party mortgage and transaction service revenues) for the three months ended March 31, 2014 and 2013 were approximately $180,000 and $187,000, respectively. The Partnership generates mortgage and transaction service revenues by originating and acquiring notes receivable and other loans. In accordance with FASB ASC 310-20, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes. The decrease was primarily the result of decreased commitment fee income on notes receivable.

We expect interest income and revenues to fluctuate commensurate with the size of our loan portfolio.

Expenses

Interest expense for the three months ended March 31, 2014 and 2013 was approximately $217,000 and $338,000, respectively. Interest expense represents interest associated with our credit facilities discussed in Note E to the accompanying financial statements, which decreased from approximately $12.5 million as of March 31, 2013 to $10.0 million as of March 31, 2014 due to required principal payments on the Brockhoeft Credit Facility beginning on September 21, 2012.

Loan loss reserve expense decreased to approximately $135,000 for the three months ended March 31, 2014 from approximately $143,000 for three months ended March 31, 2013. The decrease in loan loss reserve expense primarily related to decreased reserves associated with improved performance in our loan portfolio.

General and administrative expense was approximately $233,000 and $202,000 for the three months ended March 31, 2014 and 2013, respectively. The increase in general and administrative expense was primarily the result of an increase in debt financing costs and legal expense associated with the LegacyTX Credit Facility entered into in March 2014, offset by a decrease in investor relations expenses.

General and administrative – related parties expense was approximately $396,000 and $692,000 for the three months ended March 31, 2014 and 2013, respectively. The decrease in general and administrative – related parties expense was primarily the result of the amortization of Placement Fees, as they were fully amortized as of December 31, 2013.

We expect interest expense, loan loss reserve expense, and general and administrative expense to fluctuate commensurate with the size of our loan portfolio.

The table below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the three months ended March 31, 2014 and 2013. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Three Months Ended
		March 31,
Payee	Purpose	2014		2013
Land Development
	Placement Fees	$49,000	7%	$51,000	4%
	Promotional interest	360,000	49%	659,000	56%
	Carried interest	11,000	1%	145,000	12%
	Mortgage servicing fee	170,000	23%	193,000	17%
General Services
	Operating expense reimbursement	143,000	20%	129,000	11%
Total Payments		$733,000	100%	$1,177,000	100%

The table below summarizes general and administrative – related parties expense for the three months ended March 31, 2014 and 2013. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Three Months Ended
	March 31,
General and administrative expense – related parties	2014		2013

Amortization of Placement Fees	$-	-	$306,000	44%
Mortgage servicing fee	255,000	64%	246,000	36%
Operating expense reimbursement	141,000	36%	140,000	20%
Total general and administrative expense – related parties	$396,000	100%	$692,000	100%

Cash Flow Analysis

Cash flows provided by operating activities for the three months ended March 31, 2014 were approximately $7.0 million and were comprised primarily of net income adjusted for the provision for loan losses and accrued liabilities – related parties, offset by accrued interest receivable, accrued interest receivable – related parties and other assets. Cash flows provided by operating activities for the three months ended March 31, 2013 were approximately $8.0 million and were comprised primarily of net income adjusted for the provision for loan losses and accrued interest receivable – related parties, offset by accrued interest receivable.

Cash flows provided by investing activities for the three months ended March 31, 2014 were approximately $703,000, resulting primarily from receipts from notes receivable (including related party) and participation interest – related party, offset by origination of notes receivable (including related party) and participation interest – related party. Cash flows used in investing activities for the three months ended March 31, 2013 were approximately $2.5 million, resulting primarily from origination of notes receivable (including related party) and participation interest – related party, offset by receipts from notes receivable (including related party) and participation interest – related party.

Cash flows used in financing activities for the three months ended March 31, 2014 and 2013 were approximately $7.6 million and $8.6 million, respectively, and were primarily the result of distributions and redemptions to partners as well as payments on the Brockhoeft Credit Facility.

Our cash and cash equivalents were approximately $2.1 million and $729,000 as of March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) our administrative expenses, (3) debt service on senior indebtedness required to preserve our collateral position, (4) distributions and redemptions to unit holders (including redemptions under the Net Capital Proceeds Distribution Program), and (5) utilization of our credit facilities. We expect that our liquidity will be provided by (1) loan interest, transaction fees and credit enhancement fee payments, (2) loan principal payments, (3) sale of loan pools through securitization and direct sale of loans, (4) credit lines available to us.

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

We expect our liquidity and capital resources to fluctuate commensurate with the size of our loan portfolio.

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

Currently, a substantial majority of our portfolio relates to property located in the state of Texas, and we intend to invest in markets that demonstrate similarly sound economic and demand fundamentals.

We monitor the fundamentals of supply and demand in the markets and submarkets in which we make loans and where we may expand our operations in the future. Those fundamentals include demographics, jobs and housing affordability. We also monitor movements in home prices and the presence of market disruption activity, such as investor or speculator activity. Further, we study new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, foreclosures, absorption, finished lots and land prices and changes in the levels of sales incentives and discounts in a market.

We believe that the housing market continues to recover and strengthen. We also believe that this recovery is in its early stages and will continue to vary by market, led by those housing markets with stronger demand fundamentals and more balanced supplies of land and housing inventory relative to demand. Nationally, the housing recovery has strengthened as excess inventories of new and existing homes have been absorbed, home prices have begun to recover and consumer demand continues to improve. As interest rates and home prices increase, we have seen housing affordability trend lower in many markets. We believe that continued strengthening of the recovery depends on adequate supplies of both finished lots and homes available for purchase, as well as the continued recovery of the consumer. Nationally, we believe consumers remain cautious due to uncertainty present in many economic sectors, particularly with regards to elevated unemployment and under-employment, low wage growth, slow economic growth and events associated with tightened federal fiscal policy, including tax rates, spending and federal policies.

Easing policies of the Federal Reserve, coupled with extensive price correction over the past several years, have contributed to restoring housing affordability across the country. Our measurement of housing affordability is determined as the ratio of median family income to the income required to qualify for a 90 percent, 30-year fixed-rate mortgage to purchase the median-priced new home, based on the average interest rate in 2013 and assuming an annual mortgage insurance premium of 70 basis points for private mortgage insurance, plus a cost that includes estimated property taxes and insurance for the home. Over the recent quarter, average interest rates for a conventional fixed-rate 30-year mortgage decreased slightly, but remained above the record lows experienced in the second half of 2012. The rise in interest rates from the record lows combined with home price appreciation has reduced affordability. However, we believe that home affordability in many markets remains high relative to historical standards, and that the median income-earning family can still comfortably afford the median-priced home. In the short term, we believe that the recent stabilization in the 30-year fixed mortgage rate may quicken the return of consumer demand for new homes in anticipation of further increases in mortgage rates. Over the longer term, significant increases in mortgage rates may cause homebuyers to reduce the size of the home that they purchase, but will likely not reduce the overall demand for new homes.

From a national perspective, ongoing credit constriction, a less robust economic recovery, continued elevated unemployment and housing price instability in the recent downturn have made potential new home purchasers and real estate lenders cautious. As a result of these factors, the national housing market experienced a protracted decline, and the time necessary to correct the market likely means a corresponding slower recovery for the housing industry relative to historical trends. However, improving fundamentals, such as the return of home price inflation and continued high home affordability relative to historical levels, indicate to us that the recovery will continue to gain strength.

The U.S. Census Bureau estimates that sales of new single-family residential homes in March 2014 were at a seasonally adjusted annual rate of 384,000 units, a 13.3% decrease from the March 2013 estimate of 443,000 units. We believe the drop in sales pace is due to an increase in home prices in many markets and the rise in interest rates, which likely caused some consumers to pause or adjust their home purchases in light of decreased affordability. However, national fundamentals that drive home sales continue to improve in most markets and home affordability remains high relative to historical levels, so we expect demand will resume in an uneven, protracted recovery.

Single-family permits and starts have improved significantly since bottoming in early 2009. According to the U.S. Census Bureau, single-family homes authorized by building permits in March 2014 were at a seasonally adjusted annual rate of 592,000 units. This was a slight decrease year-over-year of approximately 1.7% from the rate of 599,000 units in March 2013. Single-family home starts for March 2014 stood at a seasonally adjusted annual rate of 635,000 units. This pace is up approximately 1.9% from the March 2013 estimate of 623,000 units. The increased levels from the lows experienced in early 2009 suggest to us that the homebuilding industry now anticipates continued demand for new homes in coming months relative to the demand evident at the bottom of the new homebuilding cycle.

The seasonally adjusted estimate of new homes for sale at the end of March 2014 was 193,000. The number of new homes for sale increased by 6,000 units during the first quarter of 2014. The current level of 6.0 months as of March 2014 is considered a healthy housing market. However, limited supplies of finished lot inventory may become a headwind to demand in the near term by constraining the ability of potential home purchasers to find acceptable options or by prompting greater home price increases due to the imbalance between supply and demand. As the overall economy improves and housing demand increases, this imbalance will become more pronounced.

The primary factors affecting new home sales are home price stability, home affordability, and housing demand. Housing supply may affect both new home prices and the demand for new homes. When the supply of new homes exceeds new home demand, new home prices may generally be expected to decline. Also, home foreclosures cause the inventory of existing homes to increase, which may add additional downward price pressure on home prices. Declining new home prices may result in diminished new home demand as people postpone a new home purchase until they are comfortable that stable price levels have been reached. Conversely, when new home demand exceeds new home supply, new home prices may generally be expected to increase. Rising new home prices, particularly at or near the bottom of the housing cycle, may result in increased new home demand as people become confident in home prices and accelerate their timing of a new home purchase. We believe this point has been reached, and we expect the housing recovery to continue to accelerate over the coming quarters.

We face a risk of loss resulting from adverse changes in interest rates. Changes in interest rates may impact demand for our real estate finance products, the rate of interest we receive on our loans receivable and the rate of interest we pay on outstanding loans. In some instances, the loans we make will be junior in the right of repayment to senior lenders, who will provide loans representing 60% to 75% of total project costs. As senior lender interest rates or advance rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.

Developers and homebuilders to whom we make loans and with whom we enter into subordinate debt positions use the proceeds of our loans and investments to develop raw real estate into residential home lots and to construct homes. The developers obtain the money to repay our development loans by reselling the residential home lots to homebuilders or individuals who build single-family residences on the lots, by obtaining reimbursement from bond sales or by obtaining replacement financing from other lenders. Homebuilders obtain the money to repay our loans by selling the homes they construct or by obtaining replacement financing from other lenders. If interest rates increase or if mortgage financing underwriting criteria become more restrictive, demand for single-family residences may decrease. In such an interest rate and/or mortgage financing climate, developers and builders may be unable to generate sufficient income from the resale of single-family residential lots and homes to repay loans from us, and developers’ and builders’ costs of funds obtained from other lenders may also increase. Accordingly, increases in single-family mortgage interest rates or decreases in the availability of mortgage financing could increase the risk of defaults on our loans receivable.

We are not aware of any favorable or unfavorable material trends or uncertainties that we reasonably expect to materially impact either the income to be derived from our investments in mortgage loans or entities that make mortgage loans, other than those referred to in this quarterly report on Form 10-Q.

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

In August 2009, we entered into a guaranty (the “UMT HF TCB Guaranty”) with Texas Capital Bank, National Association (“Texas Capital”), by which we guaranteed the repayment of up to $5.0 million owed to Texas Capital with respect to that certain promissory note between UMT Home Finance, L.P., a Delaware limited partnership (“UMT Home Finance”), and Texas Capital. UMT Home Finance is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. The Texas Capital note to UMT Home Finance matures on September 5, 2015. In connection with the UMT HF TCB Guaranty, we entered into a letter agreement with UMT Home Finance, which provided for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the UMT HF TCB Guaranty (i.e., $50,000 per annum) through August 2012. Effective August 28, 2012, the letter agreement was modified and UMT Home Finance agreed to pay us a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the Texas Capital loan.

In April 2010, we entered into a guaranty (the “UDF IV HF Guaranty”) for the benefit of Community Trust Bank of Texas (“CTB”), pursuant to which we guaranteed the repayment of up to $6.0 million (subsequently increased to $10.0 million) owed to CTB with respect to a revolving line-of-credit loan between UDF IV Home Finance, L.P., a Delaware limited partnership (“UDF IV Home Finance”), and CTB. UDF IV Home Finance is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Home Finance matures on July 30, 2015, as amended. In connection with the UDF IV HF Guaranty, we entered into a letter agreement with UDF IV Home Finance which provided for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum) through July 2013. Effective July 31, 2013, the agreement was modified and UDF IV Home Finance agreed to pay us a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the CTB loan.

In April 2010, we entered into a guaranty (the “UMT 15th Street Guaranty”) for the benefit of CTB, pursuant to which we guaranteed the repayment of up to $1.6 million owed to CTB with respect to a loan between UMT 15th Street, L.P., a Delaware limited partnership (“UMT 15th Street”), and CTB. UMT 15th Street is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. The CTB loan to UMT 15th Street matures on February 18, 2015, as amended. In connection with the UMT 15th Street Guaranty, we entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month.

In August 2010, we entered into a guaranty (the “UDF IV Acquisitions Guaranty”) for the benefit of CTB, pursuant to which we guaranteed the repayment of up to $8.0 million (subsequently increased to $15.0 million) owed to CTB with respect to a revolving line-of-credit loan between UDF IV Acquisitions, L.P., a Delaware limited partnership (“UDF IV Acquisitions”), and CTB. UDF IV Acquisitions is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of our general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Acquisitions matures on July 30, 2015, as amended. Effective April 11, 2014, UDF IV Acquisitions entered into the Second Amended and Restated Loan Agreement with CTB, pursuant to which CTB increased its commitment under the revolving line-of-credit loan from $15.0 million to $25.0 million. See Note M to the accompanying financial statements for further discussion. In connection with the UDF IV Acquisitions Guaranty, we entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the revolving line-of-credit at the end of the month.

In December 2010, we entered into a guaranty (the “UDF IV Finance II Guaranty”) for the benefit of The F&M Bank and Trust Company (“F&M”), pursuant to which we guaranteed the repayment of up to $5.0 million (subsequently increased to $15.0 million) owed to F&M with respect to a loan between UDF IV Finance II, L.P., a Delaware limited partnership (“UDF IV Finance II”), and F&M. UDF IV Finance II is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV and an affiliate of our general partner serves as the advisor for UDF IV. The F&M loan to UDF IV Finance II matures on December 14, 2014, as amended. In connection with the UDF IV Finance II Guaranty, we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month.

In May 2011, we entered into a guaranty (the “UMT HF III Guaranty”) for the benefit of Veritex Community Bank, National Association (“Veritex”), pursuant to which we guaranteed the repayment of up to $4.3 million owed to Veritex with respect to a loan between UMT Home Finance III, L.P., a Delaware limited partnership (“UMT HF III”), and Veritex. UMT HF III is a wholly-owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT. The Veritex loan to UMT HF III matures on May 27, 2014. In connection with the UMT HF III Guaranty, we entered into a letter agreement with UMT HF III which provides for UMT HF III to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month.

In October 2011, we entered into a guaranty (the “UMT HF II Green Bank Guaranty”) for the benefit of Green Bank, N.A. (“Green Bank”), pursuant to which we guaranteed the repayment of up to $5.0 million owed to Green Bank with respect to a loan between UMT HF II and Green Bank. UMT HF II is a wholly-owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT. The Green Bank loan to UMT HF II matures on October 26, 2014. In connection with the UMT HF II Green Bank Guaranty, we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month.

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

In August 2013, we entered into a guaranty (the “UDF IV Finance VI Guaranty”) for the benefit of CTB, pursuant to which we guaranteed the repayment of up to $25.0 million owed to CTB with respect to a loan between UDF IV Finance VI, L.P., a Delaware limited partnership (“UDF IV Finance VI”), and CTB. UDF IV Finance VI is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Finance VI matures on August 19, 2015. Effective April 11, 2014, UDF IV Finance VI entered into the First Amended and Restated Loan Agreement with CTB, pursuant to which CTB decreased its commitment under the revolving line-of-credit loan from $25.0 million to $15.0 million. See Note M to the accompanying financial statements for further discussion. In connection with the UDF IV Finance VI Guaranty, we entered into a letter agreement with UDF IV Finance VI which provides for UDF IV Finance VI to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month.

The following table represents the approximate amount included in mortgage and transaction service revenues – related parties income for the periods indicated associated with fees paid to the Partnership on related party guarantees:

	For the Three Months Ended March 31,
Guarantee	2014	2013
Lending Credit Enhancement	$-	$11,000
REO PC Credit Enhancement	3,000	-
UMT HF TCB Guaranty	12,000	10,000
UDF IV HF Guaranty	25,000	15,000
UMT 15th Street Guaranty	2,000	3,000
UDF IV Acquisitions Guaranty	36,000	20,000
UDF IV Finance II Guaranty	-	14,000
UMT HF III Guaranty	3,000	7,000
UMT HF II Green Bank Guaranty	2,000	1,000
UDF IV Finance VI Guaranty	13,000	-
Total	$96,000	$81,000

As of March 31, 2014 and December 31, 2013, approximately $297,000 is included in accounts receivable – related parties associated with fees paid to the Partnership on related party guarantees.

As of March 31, 2014, we had 11 outstanding guarantees, including: (1) 10 limited repayment guarantees with total credit risk to us of approximately $86.2 million, of which approximately $39.8 million has been borrowed against by the debtor and (2) one letter of credit issued on behalf of a borrower with total credit risk to us of approximately $18,000, which had not been called by the beneficiary.

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

Contractual Obligations

As of March 31, 2014, we had originated 61 loans, including 34 loans that have been repaid in full by the respective borrower, totaling approximately $601.2 million. We had approximately $38.0 million of commitments to be funded, including approximately $18.0 million of commitments for notes receivable – related parties and $11.2 million for participation interest – related party. For the three months ended March 31, 2014, we did not originate or purchase any loans, sell any loan participations, or acquire any additional participation interests.

As of December 31, 2013, we had originated 61 loans, including 34 loans that have been repaid in full by the respective borrower, totaling approximately $598.6 million. We had approximately $36.9 million of commitments to be funded, including approximately $17.7 million of commitments for notes receivable – related parties and $11.2 million for participation interest – related party. For the year ended December 31, 2013, we originated or purchased 1 loan, sold 1 loan participation, and did not acquire any additional participation interests.

In addition, we have entered into the LegacyTX Credit Facility as discussed in Note E to the accompanying financial statements. The following table reflects approximate amounts due associated with the LegacyTX Credit Facility based on its maturity date as of March 31, 2014:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
LegacyTX Credit Facility	$-	$10,000,000	$-	$-	$10,000,000
Total	$-	$10,000,000	$-	$-	$10,000,000

We have no other outstanding debt or contingent payment obligations, other than approximately $86.3 million of certain loan guarantees or letters of credit discussed above in “Off-Balance Sheet Arrangements,” that we may be obligated to make to or for the benefit of third-party lenders.

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

As of March 31, 2014 and December 31, 2013, our notes receivable of approximately $255.7 million and $255.0 million, respectively, notes receivable – related parties of approximately $26.2 million and $27.8 million, respectively, and participation interest – related party of approximately $70.8 million, respectively, were all at fixed interest rates, and thus, such assets are not subject to change in future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of our general partner, including its principal executive officer and principal financial officer, evaluated, as of March 31, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of March 31, 2014, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to, and none of our assets are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the United States Securities and Exchange Commission, except as noted below.

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

As of March 31, 2014, we have not entered into any joint ventures. As of March 31, 2014, we have co-invested in 1 loan originated by an affiliate, UMT, with an outstanding balance of approximately $70.8 million. In addition, as of March 31, 2014, one affiliate, UDF IV, has participated in 7 loans we have originated for approximately $20.0 million, and another affiliate, UDF LOF, has participated in 3 loans we have originated for approximately $14.6 million.

Investments in land development loans present additional risks compared to loans secured by operating properties.

We may invest up to 25% of the gross offering proceeds in loans to purchase unimproved land, and as of March 31, 2014, we have invested 2% of the gross offering proceeds in such loans. For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics: (1) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (2) has no development or construction in process on such land; and (3) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

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

We expect that we will be the junior lender with respect to many of our loans. We may invest in (1) second mortgage loans (some of which are also secured by pledges), which investments represent 1% of the gross offering proceeds as of March 31, 2014; (2) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 56% of the gross offering proceeds as of March 31, 2014; (3) mezzanine loans (which are secured by pledges), which investments represent 26% of the gross offering proceeds as of March 31, 2014; and (4) wraparound mortgage loans, which investments represent 0% of the gross offering proceeds as of March 31, 2014. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Substantially all of our loans will require balloon payments or reductions to principal tied to net cash, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any), and as of March 31, 2014, 100% of our loans have balloon payments or reductions to principal tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to a greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We have made and will continue to make and acquire interest-only loans or loans requiring reductions to accrued interest tied to net cash, and as of March 31, 2014, 100% of the loans we have made and acquired are interest-only loans or loans requiring reductions to accrued interest tied to net cash. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans, which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing mortgage loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrower’s monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less diversity and may increase risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (1) 1% to 5% of the total amount raised in the Offering, or (2) $2.5 million to $12.5 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our investments in loans to or from any one borrower will not exceed an amount greater than 20% of the total capital contributions raised in the Offering, and as of March 31, 2014, our largest investment in a loan to or from any one borrower was equal to 16% of the total capital contributions raised in the offering. Our investments in loans to or from any one borrower are calculated based on the aggregate amount of capital contributions raised in the Offering actually used to make or invest in loans with such borrower.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of March 31, 2014, we have invested 47% of our offering proceeds in 12 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

If we were found to have violated applicable usury laws, we would be subject to penalties and other possible risks.

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as March 31, 2014, the highest interest rate we have charged on an annualized basis is 18%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our limited partners.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2014, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Partnership and Affiliated Purchasers

For the three months ended March 31, 2014, we received valid redemption requests pursuant to our unit redemption program relating to approximately 34,000 units. For the three months ended March 31, 2014, we received valid redemption requests pursuant to our Net Capital Proceeds Distribution Program relating to approximately 93,000 units. We did not redeem any units pursuant to our unit redemption program during the three months ended March 31, 2014. For the three months ended March 31, 2014, we redeemed approximately 5,000 units pursuant to our Net Capital Proceeds Distribution Program for approximately $91,000 (an average repurchase price of approximately $20.00 per unit).

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

United Development Funding III, L.P.

	By:	UMTH Land Development, L.P.
Its General Partner

Dated: May 15, 2014		By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer, and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.
(Principal Executive Officer)

Dated: May 15, 2014		By:	/s/ Cara D. Obert
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

