Form 10-Q
period 2014-09-30
United Development Funding III, LP
filed 2014-11-14
CIK 1335732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐ No ☒

As of November 6, 2014, the Registrant had 19,466,477 units of limited partnership interest outstanding.

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-Q
Quarter Ended September 30, 2014

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING III, L.P.

BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$344,983	$1,966,735
Restricted cash	1,381,192	1,374,665
Accrued interest receivable	10,192,496	6,323,628
Accrued interest receivable – related parties	625,767	1,247,822
Accounts receivable – related parties	396,206	297,793
Notes receivable, net	269,713,634	254,967,550
Notes receivable – related parties, net	19,513,032	27,750,328
Participation interest – related party, net	76,073,270	70,835,104
Other assets	241,488	61,908

Total assets	$378,482,068	$364,825,533

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$327,280	$135,531
Accrued liabilities	150,875	172,514
Accrued liabilities – related parties	2,058,564	1,397,532
Distributions payable	2,356,909	-
Lines-of-credit	10,750,000	10,000,000

Total liabilities	15,643,628	11,705,577

Commitments and contingencies

Partners’ Capital:
Limited partners’ capital: 22,500,000 units authorized; 19,426,211 units issued and outstanding at September 30, 2014 and 19,131,748 units issued and outstanding at December 31, 2013	362,417,082	353,119,847
General partner’s capital	421,358	109

Total partners’ capital	362,838,440	353,119,956

Total liabilities and partners’ capital	$378,482,068	$364,825,533

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Interest income	$10,383,913	$9,511,565	$30,025,917	$27,685,434
Interest income – related parties	2,402,798	4,067,320	7,436,738	12,465,816
Mortgage and transaction service revenues	20,062	18,223	276,940	352,502
Mortgage and transaction service revenues – related parties	174,367	39,098	384,891	194,376
Total revenues	12,981,140	13,636,206	38,124,486	40,698,128

Expenses:
Interest expense	134,833	281,849	557,724	929,452
(Recapture) provision for loan loss	(73,316)	148,067	199,191	436,054
General and administrative	356,853	316,182	910,587	793,296
General and administrative – related parties	430,030	695,895	1,252,672	2,082,400
Total expenses	848,400	1,441,993	2,920,174	4,241,202

Net income	$12,132,740	$12,194,213	$35,204,312	$36,456,926

Earnings allocated to limited partners	$10,873,318	$10,928,411	$31,549,981	$32,672,569

Earnings per weighted average limited partnership units outstanding, basic and diluted	$0.56	$0.58	$1.64	$1.73

Weighted average limited partnership units outstanding	19,355,841	18,939,139	19,262,962	18,917,375

Distributions per weighted average limited partnership units outstanding	$0.49	$0.49	$1.46	$1.46

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Operating Activities
Net income	$35,204,312	$36,456,926
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	199,191	436,054
Amortization	158,202	59,514
Changes in operating assets and liabilities:
Accrued interest receivable	(3,868,868)	(7,254,192)
Accrued interest receivable – related parties	622,055	2,636,602
Accounts receivable – related parties	(98,413)	10,157
Other assets	(337,782)	(16,548)
Accounts payable	191,749	55,178
Accrued liabilities	(21,639)	(39,490)
Accrued liabilities – related parties	661,032	168,321
Net cash provided by operating activities	32,709,839	32,512,522

Investing Activities
Investments in notes receivable	(22,702,602)	(17,345,675)
Investments in notes receivable – related parties	(437,948)	(1,018,894)
Investments in participation interest – related party	(5,287,415)	(2,985,167)
Receipts from notes receivable	7,757,328	6,015,259
Receipts from notes receivable – related parties	8,675,244	5,243,812
Receipts from participation interest – related party	49,249	5,961,182
Restricted cash	(6,527)	(12,095)
Net cash used in investing activities	(11,952,671)	(4,141,578)

Financing Activities
Proceeds from lines-of-credit	12,000,000	-
Payments on lines-of-credit	(11,250,000)	(3,750,000)
Limited partner contributions	-	390
Limited partner distributions, net of limited partner distribution reinvestment	(20,866,947)	(20,109,040)
Limited partner redemptions	(1,385,800)	(3,861,443)
General partner distributions	(876,173)	(3,351,669)
Net cash used in financing activities	(22,378,920)	(31,071,762)

Net decrease in cash and cash equivalents	(1,621,752)	(2,700,818)
Cash and cash equivalents at beginning of period	1,966,735	3,854,711

Cash and cash equivalents at end of period	$344,983	$1,153,893

Supplemental Cash Flow Information
Cash paid for interest	$569,197	$955,479
Supplemental Cash Flow Information – non cash activity
Limited partner distribution reinvestment	$7,275,056	$7,557,355
Dividends accrued but not paid	$2,356,909	$-

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

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the United States Securities and Exchange Commission on March 31, 2014 (the “Annual Report”). The accompanying interim unaudited financial statements should be read in conjunction with the financial statements filed in our Annual Report. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of September 30, 2014, operating results for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. Operating results and cash flows for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Participation Interest – Related Party

Participation interest – related party is recorded at the lower of cost or net realizable value. Participation interest – related party represents an Economic Interest Participation Agreement with United Mortgage Trust, a real estate investment trust organized under the laws of the state of Maryland (“UMT”), pursuant to which we purchased (i) an economic interest in an $82.0 million revolving credit facility (the “UMT Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan. See Note K, “Related Party Transactions” for further details. Our general partner serves as the asset manager for UDF I. An affiliate of our general partner serves as the advisor to UMT.

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

In reviewing our portfolio, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed purchase contracts, appraisals and discussions with third-party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, as well as the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts, which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we consider third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan loss. Amounts determined to be uncollectible are charged directly against and decrease the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.

Revenue Recognition

Interest income on notes receivable, notes receivable – related parties and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis. Income recognition is suspended for loans at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of September 30, 2014, we were suspending income recognition on 3 notes receivable with an aggregate unpaid principal balance of approximately $13.2 million for which full collectability is considered probable, and 2 notes receivable with an aggregate unpaid principal balance of approximately $5.8 million that were deemed as probable that we will be unable to collect all amounts due. As of December 31, 2013, we were suspending income recognition on 4 notes receivable with an aggregate unpaid principal balance of approximately $18.3 million for which full collectability is considered probable.

We generate mortgage and transaction service revenues and mortgage and transaction service revenues – related parties by originating and acquiring notes receivable and other loans. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables – Nonrefundable Fees and Other Costs, we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes. In addition, credit enhancement fee income is generated by fees charged to parties for credit enhancements provided to lenders by the Partnership on behalf of the parties. Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement. As of September 30, 2014, the Partnership was providing 8 credit enhancements to related parties (see Note K for further discussion).

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

Cash Flow Distributions

Cash available for distributions represents the cash funds received by us from operations (other than net proceeds from a capital transaction) that produce proceeds from (1) the repayment of principal or prepayment of a mortgage to the extent classified as a return of capital for federal income tax purposes, (2) the foreclosure, sale, exchange, condemnation, eminent domain taking or other disposition of a mortgage loan or of a property subject to a mortgage, or (3) insurance or a guarantee with respect to a mortgage, including, without limitation, interest, points, revenue participations in property appreciation and interest or dividends from interim investments or proceeds from borrowings, if appropriate, less all cash used to pay Partnership expenses and debt payments and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with our public offering of our units of limited partnership interest). Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions, in addition to the payments made to our general partner and related parties. See Note K for further discussion of related party transactions.

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

The table below summarizes the approximate aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of September 30, 2014 and December 31, 2013:

	As of September 30,		As of December 31,
	2014		2013
General Partner	$ 27,257,000	(1)	$ 24,024,000	(2)
Limited Partners	225,730,000	(3)	197,588,000	(4)
Retained Earnings Reserve	10,126,000		6,663,000
Retained Earnings Deficit	(15,205,000)		(15,323,000)

(1)	approximately $24.9 million paid in cash and $2.4 million has been declared, but not paid.

(2)	approximately $24.0 million paid in cash.

(3)	approximately $155.2 million paid in cash and approximately $70.5 million reinvested in 3,527,046 units of limited partnership interest under our DRIP and Secondary DRIP, each as defined in Note C below.

(4)	approximately $134.3 million paid in cash and approximately $63.3 million reinvested in 3,163,293 units of limited partnership interest under our DRIP and Secondary DRIP, each as defined in Note C below.

The table below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets, including the distributions to our general partner described above, and general and administrative – related parties expenses for the nine months ended September 30, 2014 and 2013. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

	For the Nine Months Ended September 30,
	2014	2013
Payments to General Partner and Related Parties	$1,525,000	$4,600,000
Total General and Administrative Expenses to General Partner and Related Parties	1,253,000	2,082,000

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

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

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

On June 12, 2009, we registered 5,000,000 additional units to be offered at the Estimated Unit Value (as defined in Note H below) pursuant to an Amended and Restated Distribution Reinvestment Plan in a Registration Statement on Form S-3 (File No. 333-159939) (“Secondary DRIP”). As such, we ceased offering units under the DRIP as of July 21, 2009 and concurrently commenced our offering of units pursuant to the Secondary DRIP, which is currently ongoing. On September 6, 2013, the general partner determined the most recent Estimated Unit Value to be $20.00 per unit, which will be used as the Estimated Unit Value until such time as our general partner provides a new estimated value of the Partnership’s units of limited partnership interest. See Note M, “Subsequent Events” for a discussion of the formation of a special committee to evaluate potential strategic alternatives, which may impact the timing and amount of an updated estimated value of the Partnership’s units of limited partnership interest.

D. Loans and Allowance for Loan Losses

Our loan portfolio is comprised of notes receivables, net, notes receivables – related parties, net and participation interest – related party, net, and is recorded at the lower of cost or estimated net realizable value.

	September 30,	December 31,
	2014	2013
Notes receivable, net	$269,714,000	$254,968,000
Notes receivable - related parties, net	19,513,000	27,750,000
Participation interest - related party, net	76,073,000	70,835,000
Total	$365,300,000	$353,553,000

Our loans are classified as follows:

	September 30,	December 31,
	2014	2013
Real Estate:
Acquisition and land development	$385,287,000	$373,380,000
Allowance for loan losses	(19,914,000)	(19,715,000)
Unamortized commitment fees	(73,000)	(112,000)
Total	$365,300,000	$353,553,000

As of September 30, 2014, we had originated or purchased 61 loans, including 36 loans that have been repaid in full by the respective borrowers. For the nine months ended September 30, 2014, we did not originate or purchase any loans, sell any loan participations, or acquire any additional participation interests. Of the 25 loans outstanding as of September 30, 2014, the scheduled maturity dates are as follows as of September 30, 2014:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$43,621,000	8	15%	$43,621,000	8	11%
2014	79,572,000	3	83%	-	-	-	79,572,000	3	21%
2015	16,014,000	2	17%	246,080,000	12	85%	262,094,000	14	68%
Total	$95,586,000	5	100%	$289,701,000	20	100%	$385,287,000	25	100%

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

The following table represents the maturity dates of loans that were matured as of September 30, 2014 and had not been repaid or extended as of September 30, 2014:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
2009	$-	-	-	$18,009,000	6	41%	$18,009,000	6	41%
2010	-	-	-	25,612,000	2	59%	25,612,000	2	59%
Total	$-	-	-	$43,621,000	8	100%	$43,621,000	8	100%

Of these 8 loans, as of September 30, 2014, full collectability is considered probable for 4 loans with an aggregate unpaid principal balance of approximately $35.5 million, full collectability is considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.3 million, and 2 loans with an aggregate unpaid principal balance of approximately $5.8 million were deemed as probable that we will be unable to collect all amounts due. In addition to the 8 loans considered impaired due to the loans remaining outstanding beyond the contractual terms of the loan agreement, we had one loan with an aggregate unpaid principal balance of approximately $10.9 million that was considered impaired due to the estimated value of the underlying collateral and as such, full collectability on this loan is considered more likely than not, but not probable, as of September 30, 2014.

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

The following table describes the loans that were matured as of December 31, 2013, the activity with respect to such loans during the nine months ended September 30, 2014, and the loans that matured during the nine months ended September 30, 2014 and remained matured as of September 30, 2014:

Maturity Date	Amount	Loans	% of Total	Matured Loan Extensions During the Nine Months Ended September 30, 2014 on Loans Matured as of December 31, 2013 (1)	Net Activity During the Nine Months Ended September 30, 2014 on Loans Matured as of December 31, 2013 (2)	Loans Matured During the Nine Months Ended September 30, 2014 (3)	Amount	Loans	% of Total
	Non-Related
	Matured as of December 31, 2013			2014 Activity (4)			Matured as of September 30, 2014
2009	$17,567,000	6	44%	$-	$442,000	$-	$18,009,000	6	41%
2010	22,767,000	2	56%	-	2,845,000	-	25,612,000	2	59%
Total	$40,334,000	8	100%	$-	$3,287,000	$-	$43,621,000	8	100%

(1)	Amounts represent aggregate unpaid principal balance as of December 31, 2013 of matured loans as of December 31, 2013 that were extended during the nine months ended September 30, 2014.

(2)	For loans matured as of December 31, 2013, net loan activity represents all activity on the loans during the nine months ended September 30, 2014, including accrued interest, payment of fees and expenses, charge-offs and/or repayments.

(3)	Amounts represent aggregate unpaid principal balance as of September 30, 2014 of loans that matured during the nine months ended September 30, 2014 and remained matured as of September 30, 2014.

(4)	The table does not reflect activity for loans that matured or were due to mature during the nine months ended September 30, 2014, but were extended prior to September 30, 2014.

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of September 30, 2014, we were suspending income recognition on 3 notes receivable with an aggregate unpaid principal balance of approximately $13.2 million for which full collectability is considered probable, and 2 notes receivable with an aggregate unpaid principal balance of approximately $5.8 million that were deemed as probable that we will be unable to collect all amounts due. As of December 31, 2013, we were suspending income recognition on 4 notes receivable with an aggregate unpaid principal balance of approximately $18.3 million for which full collectability is considered probable.

We evaluate our portfolio of mortgage notes receivable, mortgage notes receivable – related party, and participation interest – related party on an individual loan-by-loan basis quarterly or as circumstances or events arise that warrant more frequent review. In conjunction with this evaluation, we apply the guidance in ASC 310-10-35, Receivables – Overall – Subsequent Measurement (“ASC 310-10-35”) in determining whether it is probable that we will be unable to collect all of the contractual principal and interest payments as scheduled in our loan agreements (i.e., whether the loan is impaired). In assessing the collectability of each portfolio loan, we conduct our detailed review on three levels: an economic fundamentals review, a submarket analysis, and active portfolio monitoring. In addition to loans being considered impaired when they remain outstanding beyond the contractual term of the loan agreement, loans are also considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled principal and interest payments. If an individual loan is considered impaired, a specific valuation allowance may be allocated, if necessary, so that the individual loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Loans that are not individually considered impaired are collectively and qualitatively measured as a portfolio for general valuation allowance. In reviewing our portfolio for this valuation analysis, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed purchase contracts, appraisals and discussions with third-party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, as well as the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts, which provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we consider third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

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

For the nine months ended September 30, 2014 and the year ended December 31, 2013, the average outstanding aggregate unpaid principal balance for impaired loans was approximately $53.1 million and $41.5 million, respectively. For each of the three months ended September 30, 2014 and 2013, we recognized approximately $1.4 million of interest income related to impaired loans. For each of the nine months ended September 30, 2014 and 2013, we recognized approximately $4.1 million of interest income related to impaired loans. For the three and nine months ended September 30, 2014 and 2013, we did not recognize any cash basis interest income related to impaired loans. Although no specific allowance was allocated to impaired loans as of September 30, 2014, we did charge-off approximately $1.4 million against the allowance for loan losses associated with repayment of one impaired loan during the year ended December 31, 2013.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due. Interest income is suspended on Level 3 loans.

As of September 30, 2014 and December 31, 2013, our loans were classified as follows:

	September 30, 2014	December 31, 2013
Level 1	$366,296,000	$355,107,000
Level 2	13,190,000	18,273,000
Level 3	5,801,000	-
Total	$385,287,000	$373,380,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable, notes receivable – related parties and participation interest – related party. We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan loss. Amounts determined to be uncollectible are charged off, while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the allowance for loan losses during the nine months ended September 30, 2014 and the year ended December 31, 2013, which is offset against notes receivable:

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2014	2013

Balance, beginning of year	$19,715,000	$16,644,000
Provision for loan loss	199,000	4,513,000
Charge-offs	-	(1,442,000)
Balance, end of period	$19,914,000	$19,715,000

We have adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU No. 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of September 30, 2014 and December 31, 2013, we have no loan modifications that are classified as troubled debt restructurings.

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

The Partnership utilized the Brockhoeft Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allowed the Partnership to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Partnership used the Brockhoeft Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments. As of December 31, 2013, approximately $10.0 million in principal was outstanding under the Brockhoeft Credit Facility. Interest expense associated with the Brockhoeft Credit Facility was approximately $282,000 for the three months ended September 30, 2013, and approximately $207,000 and $929,000, respectively, for the nine months ended September 30, 2014 and 2013. There was no interest expense associated with the Brockhoeft Credit Facility for the three months ended September 30, 2014.

LegacyTX Credit Facility

On March 21, 2014, the Partnership entered into a loan agreement with LegacyTexas Bank (“LegacyTexas”), pursuant to which LegacyTexas provided the Partnership with an aggregate credit facility of up to $15.0 million (the “LegacyTX Credit Facility”), consisting of a term loan in the original principal amount of $10.0 million (the “Term Loan”) and a revolving line of credit in the maximum principal amount of $5.0 million (the “Legacy Line of Credit”). The interest rate on the Term Loan is equal to 6% per annum, and the interest rate on the Legacy Line of Credit is equal to the greater of (1) the prime rate plus 1% per annum, or (2) 6% per annum (6% at September 30, 2014). Accrued interest on the outstanding principal amount of the LegacyTX Credit Facility is payable monthly. The Term Loan requires the Partnership to make quarterly principal payments in the amount of $1.25 million on March 21, June 21, September 21 and December 21 of each year that the Term Loan is outstanding. The Partnership obtained an extension from LegacyTexas for the September 2014 required principal payment to December 21, 2014 and will resume making the quarterly principal payments in accordance with the terms of the Term Loan at that time.

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

The Partnership utilized the LegacyTX Credit Facility to pay off the Brockhoeft Credit Facility and as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allowed the Partnership to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments were identified. The Partnership intends to use the LegacyTX Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments. Proceeds from the operations of the Partnership will be used to repay the LegacyTX Credit Facility. As of September 30, 2014, approximately $10.75 million in principal was outstanding under the LegacyTX Credit Facility and approximately $3.0 million was available on the Legacy Line of Credit. Interest expense associated with the LegacyTX Credit Facility was approximately $135,000 for the three months ended September 30, 2014, and approximately $351,000 for the nine months ended September 30, 2014.

F. Partners’ Capital

As of September 30, 2014, we had issued an aggregate of 19,426,211 units of limited partnership interest in the Primary Offering, DRIP and Secondary DRIP, consisting of 16,499,994 units issued to our limited partners pursuant to the Primary Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to our limited partners pursuant to our DRIP in exchange for gross proceeds of approximately $14.3 million, and 2,810,786 units of limited partnership interest issued to our limited partners pursuant to our Secondary DRIP in exchange for gross proceeds of approximately $56.2 million, less 600,829 units of limited partnership interest that we had repurchased pursuant to our unit redemption programs for approximately $12.0 million.

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

For the nine months ended September 30, 2014, we have made the following distributions to our limited partners:

Period Ended	Date Paid	Distribution Amount
December 31, 2013	January 24, 2014	$3,163,381
January 31, 2014	February 24, 2014	3,170,075
February 28, 2014	March 24, 2014	2,868,697
March 31, 2014	April 24, 2014	3,182,949
April 30, 2014	May 22, 2014	3,077,521
May 31, 2014	June 24, 2014	3,185,860
June 30, 2014	July 24, 2014	3,088,927
July 31, 2014	August 22, 2014	3,198,847
August 31, 2014	September 24, 2014	3,205,746
		$28,142,003

For the nine months ended September 30, 2014, we paid distributions to our limited partners of $28,142,003 ($20,866,947 in cash and $7,275,056 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $32,709,839. For the nine months ended September 30, 2013, we paid distributions to our limited partners of $27,666,395 ($20,109,040 in cash and $7,557,355 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $32,512,522. For the period from our inception through September 30, 2014, we paid distributions to our limited partners of approximately $225.7 million (approximately $155.2 million in cash and approximately $70.5 million in limited partnership units pursuant to our DRIP and Secondary DRIP), as compared to cumulative cash flows from operations of approximately $276.2 million and cumulative net income of approximately $266.6 million.

The distributions to our limited partners paid during the nine months ended September 30, 2014 and 2013, along with the amount of distributions reinvested pursuant to our Secondary DRIP and the sources of our distributions were as follows:

	Nine Months Ended September 30,
	2014		2013
Distributions paid in cash	$20,866,947		$20,109,040
Distributions reinvested	7,275,056		7,557,355
Total distributions	$28,142,003		$27,666,395
Source of distributions:
Cash flows from operations	$28,142,003	100%	$27,666,395	100%
Total sources	$28,142,003	100%	$27,666,395	100%

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

H. Unit Redemption Program and Net Capital Proceeds Distribution Program

Limited partners who have held their units for at least one year may request that the Partnership repurchase their units. A limited partner wishing to have units repurchased must mail or deliver in writing a request to the Partnership indicating such desire. However, effective September 30, 2009, in order to conserve cash and in response to increasing requests for redemptions, we limited our redemptions primarily to those requested as a result of death, disability and exigent circumstances, to the extent our general partner determines there are sufficient funds to redeem units. As stated below, our general partner will determine from time to time whether the Partnership has sufficient excess cash from operations to repurchase units, and there is no guarantee that the Partnership will repurchase any additional units in the future. No units were redeemed from May 2010 through March 2012. In April and July 2012, our general partner determined that the Partnership had sufficient excess cash from operations to repurchase some units as a result of the deaths of limited partners. No units were redeemed from August 2012 through April 2013. In May 2013, our general partner determined that the Partnership had sufficient excess cash from operations to repurchase all outstanding units under repurchase requests resulting from the deaths of limited partners received by the Partnership through the end of April 2013. In addition, the Partnership began repurchasing units for redemption requests resulting from involuntary exigent circumstances effective May 16, 2013, as described below.

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

The Partnership complies with FASB ASC 480-10, Distinguishing Liabilities from Equity, which requires, among other things, that financial instruments that represent a mandatory obligation of the Partnership to repurchase limited partnership units be classified as liabilities and reported at settlement value. We believe that limited partnership units tendered for redemption by the unit holder under the Partnership’s unit redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our general partner, and that limited partnership units tendered for redemption by the unit holder under the Net Capital Proceeds Distribution Program do not represent a mandatory obligation until our general partner determines, in its sole discretion, to reinvest net capital proceeds received by the Partnership in additional loans. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of September 30, 2014, we did not have any approved redemption requests included in our liabilities.

The following table summarizes the redemption activity under the unit redemption program for the nine months ended September 30, 2014 and the year ended December 31, 2013. The amounts presented are in total units:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Balance, beginning of period	203,000	716,000
Redemption requests received	84,000	231,000
Redemption requests cancelled	(24,000)	(551,000)
Units redeemed	(63,000)	(193,000)
Balance, end of period	200,000	203,000

The following table summarizes the redemption activity under the Net Capital Proceeds Distribution Program for the nine months ended September 30, 2014 and the year ended December 31, 2013. The amounts presented are in total units:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Balance, beginning of period	682,000	-
Redemption requests received	220,000	726,000
Redemption requests cancelled	(48,000)	(41,000)
Units redeemed	(7,000)	(3,000)
Balance, end of period	847,000	682,000

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

In February 2009, the Partnership deposited $1.5 million into a money market account (the “Deposit Account”) with LegacyTexas for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending Company, L.P., a Delaware limited partnership (“UMTH Lending”). UMTH Lending and the Partnership’s general partner are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both UMTH Lending and the Partnership’s general partner. The Partnership provided LegacyTexas a security interest in the Deposit Account as further collateral for a loan (the “UMTH Lending Loan”) obtained by UMTH Lending from LegacyTexas. In November 2010, UMTH Lending refinanced the UMTH Lending Loan with United Texas Bank (“UTB”). In conjunction with this refinance, the Partnership deposited $1.5 million into a deposit account (the “UTB Deposit Account”) with UTB for the purpose of providing collateral to UTB for the benefit of UMTH Lending. The UTB Deposit Account replaced the Deposit Account previously established with LegacyTexas. The Partnership provided the UTB Deposit Account as further collateral for a loan obtained by UMTH Lending from UTB (the “UTB-UMTH Lending Loan”). In consideration for providing the Deposit Account and UTB Deposit Account (collectively, the “UMTH Lending Deposit Accounts”) as collateral for the UMTH Lending Loan and the UTB-UMTH Lending Loan (collectively, the “UMTH Lending Loans”), UMTH Lending agreed to pay the Partnership a fee equal to 3% per annum of the amount outstanding in the UMTH Lending Deposit Accounts, paid in 12 monthly installments for each year that the UMTH Lending Deposit Accounts secure the UMTH Lending Loans (the “Lending Credit Enhancement”). The UTB Deposit Account was included as restricted cash on the Partnership’s balance sheet. Effective November 4, 2013, UMTH Lending refinanced the UTB-UMTH Lending Loan with City Bank. In conjunction with this refinance, the Partnership deposited approximately $1.4 million into a deposit account (the “City Bank Deposit Account”) with City Bank for the purpose of providing collateral to City Bank for the benefit of REO Property Company, L.P., a Texas limited partnership (“REO PC”). UMT Services serves as the general partner for both REO PC and the Partnership’s general partner. The City Bank Deposit Account replaced the UTB Deposit Account. The Partnership provided City Bank a security interest in the City Bank Deposit Account as further collateral for a loan obtained by REO PC from City Bank (the “City Bank Loan”). The City Bank Loan matured on November 4, 2014 and is in the process of renegotiation. In consideration of the Partnership providing the City Bank Deposit Account as collateral for the City Bank Loan, REO PC agreed to pay the Partnership a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the City Bank Loan at the end of each month (the “REO PC Credit Enhancement”). These fees are included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

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

In April 2010, the Partnership entered into a guaranty (the “UDF IV HF Guaranty”) for the benefit of Community Trust Bank of Texas (“CTB”), pursuant to which the Partnership guaranteed the repayment of up to $6.0 million (subsequently increased to $30.0 million) owed to CTB with respect to a revolving line-of-credit loan between UDF IV Home Finance, L.P., a Delaware limited partnership (“UDF IV Home Finance”), and CTB. UDF IV Home Finance is a wholly-owned subsidiary of UDF IV. The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Home Finance matures on July 30, 2015, as amended. In connection with the UDF IV HF Guaranty, the Partnership entered into a letter agreement with UDF IV Home Finance which provided for UDF IV Home Finance to pay the Partnership an annual credit enhancement fee equal to 1% of the maximum loan amount through July 2013. Effective July 31, 2013, the letter agreement was modified and UDF IV Home Finance agreed to pay the Partnership a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the CTB loan. These fees are included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

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

In December 2010, the Partnership entered into a guaranty (the “UDF IV Finance II Guaranty”) for the benefit of Prosperity Bank (“Prosperity”), pursuant to which the Partnership guaranteed the repayment of up to $5.0 million (subsequently increased to $15.0 million) owed to Prosperity with respect to a loan between UDF IV Finance II, L.P., a Delaware limited partnership (“UDF IV Finance II”), and Prosperity. UDF IV Finance II is a wholly-owned subsidiary of UDF IV. The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. The Prosperity loan to UDF IV Finance II, as amended, matures on December 14, 2014. In connection with the UDF IV Finance II Guaranty, the Partnership entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. This fee is included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

In May 2011, the Partnership entered into a guaranty (the “UMT HF III Guaranty”) for the benefit of Veritex Community Bank, National Association (“Veritex”), pursuant to which the Partnership guaranteed the repayment of up to $4.3 million (subsequently increased to $5.0 million) owed to Veritex with respect to a loan between UMT Home Finance III, L.P., a Delaware limited partnership (“UMT HF III”), and Veritex. UMT HF III is a wholly-owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT. The Veritex loan to UMT HF III matures on May 27, 2017, as amended. In connection with the UMT HF III Guaranty, the Partnership entered into a letter agreement with UMT HF III which provides for UMT HF III to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. This fee is included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

In October 2011, the Partnership entered into a guaranty (the “UMT HF II Green Bank Guaranty”) for the benefit of Green Bank, N.A. (“Green Bank”), pursuant to which the Partnership guaranteed the repayment of up to $5.0 million owed to Green Bank with respect to a loan between UMT HF II and Green Bank. UMT HF II is a wholly-owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT. The Green Bank loan to UMT HF II matured on October 26, 2014 and is in the process of renegotiation. In connection with the UMT HF II Green Bank Guaranty, the Partnership entered into a letter agreement with UMT HF II which provides for UMT HF II to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. This fee is included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

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

As of September 30, 2014, we had 8 outstanding limited repayment guarantees with total credit risk to us of approximately $101.6 million, of which approximately $79.6 million had been borrowed against by the debtor.

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

As of September 30, 2014, we had originated 61 loans, including 36 loans that have been repaid in full by the respective borrower, totaling approximately $620.8 million. We had approximately $26.9 million of commitments to be funded, including approximately $10.3 million of commitments for notes receivable – related parties and $5.9 million for participation interest – related party. For the nine months ended September 30, 2014, we did not originate or purchase any loans, sell any loan participations, or acquire any additional participation interests.

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

J. General and Administrative Expenses

General and administrative expenses and general and administrative – related parties expenses of the Partnership are summarized in the following tables:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
General and administrative expenses	2014	2013	2014	2013

Investor relations	$102,000	$99,000	$339,000	$354,000
Professional fees	211,000	140,000	355,000	228,000
Other	44,000	77,000	217,000	211,000
Total general and administrative expenses	$357,000	$316,000	$911,000	$793,000

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
General and administrative – related parties expenses	2014	2013	2014	2013

Amortization of Placement Fees	$-	$306,000	$-	$917,000
Mortgage Servicing Fee	261,000	250,000	775,000	746,000
Amortization of debt financing fees	27,000	-	53,000	-
Operating Expense Reimbursement (1)	142,000	140,000	425,000	419,000
Total general and administrative – related parties expenses	$430,000	$696,000	$1,253,000	$2,082,000

(1)	As defined in Note K.

K. Related Party Transactions

As of September 30, 2014, we had approximately $19.5 million of notes receivables – related parties, consisting of 4 related party loans, and one participation interest – related party totaling approximately $76.1 million. Notes receivables – related parties and participation interest – related party represented approximately 25% of our total assets as of September 30, 2014. As of September 30, 2014, we had approximately $626,000 of accrued interest receivable – related parties, and we had paid our general partner approximately $10.8 million since inception for acquisition and origination fee expenses associated with the notes receivable, notes receivable – related parties and participation interest – related party. For the nine months ended September 30, 2014, we recognized approximately $7.4 million and $385,000 for interest income – related parties and mortgage and transaction service revenues – related parties, respectively. We also recognized approximately $911,000 of general and administrative – related parties expenses for the nine months ended September 30, 2014. As of September 30, 2014, we had 8 outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $101.6 million, of which approximately $79.6 million had been borrowed against by the debtor.

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

The table below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the nine months ended September 30, 2014 and 2013. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Nine Months Ended
		September 30,
Payee	Purpose	2014		2013
Land Development
	Placement Fees	$120,000	8%	$201,000	4%
	Promotional interest	398,000	26%	2,889,000	63%
	Carried interest	152,000	10%	449,000	10%
	Mortgage Servicing Fee	425,000	28%	743,000	16%
General Services
	Operating Expense Reimbursement	431,000	28%	318,000	7%
Total Payments		$1,526,000	100%	$4,600,000	100%

The table below summarizes general and administrative – related parties expenses for the three months ended September 30, 2014 and 2013. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Three Months Ended
	September 30,
General and administrative – related parties expenses	2014		2013

Amortization of Placement Fees	$-	-	$306,000	44%
Mortgage Servicing Fee	261,000	61%	250,000	36%
Amortization of debt financing fees	27,000	6%	-	-
Operating Expense Reimbursement	142,000	33%	140,000	20%
Total general and administrative – related parties expenses	$430,000	100%	$696,000	100%

The table below summarizes general and administrative – related parties expenses for the nine months ended September 30, 2014 and 2013. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Nine Months Ended
	September 30,
General and administrative – related parties expenses	2014		2013

Amortization of Placement Fees	$-	-	$917,000	44%
Mortgage Servicing Fee	775,000	62%	746,000	36%
Amortization of debt financing fees	53,000	4%	-	-
Operating Expense Reimbursement	425,000	34%	419,000	20%
Total general and administrative – related parties expenses	$1,253,000	100%	$2,082,000	100%

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

UDF PM Note

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I (“UDF PM”), in the principal amount of approximately $6.4 million (the “UDF PM Note”). Our general partner serves as the asset manager for UDF I. The UDF PM Note, which bears an interest rate of 15% per annum, is initially collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas and, per the Fourth Loan Modification Agreement to the Secured Promissory Note, matures on September 4, 2015, as amended. In determining whether to modify the UDF PM Note, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In connection with the UDF PM Note, UDF PM agreed to pay us commitment fees equal to 3% of each advance on the note, or $187,500. We did not recognize any commitment fee income in connection with the UDF PM Note for the three and nine months ended September 30, 2014 or 2013. For the three months ended September 30, 2014 and 2013, we recognized approximately $11,000 and $9,000, respectively, of interest income – related parties related to the UDF PM Note. For the nine months ended September 30, 2014 and 2013, we recognized approximately $31,000 and $28,000, respectively, of interest income – related parties related to the UDF PM Note. Approximately $308,000 and $270,000 is included in notes receivable – related parties as of September 30, 2014 and December 31, 2013, respectively. Approximately $3,000 and $10,000 is included in accrued interest receivable – related parties as of September 30, 2014 and December 31, 2013, respectively.

UDF X Note

In November 2007, we originated a secured promissory note to United Development Funding X, L.P., a Delaware limited partnership and wholly-owned subsidiary of our general partner (“UDF X”), in the principal amount of approximately $70.0 million (the “UDF X Note”). In August 2008, we amended the UDF X Note to reduce the commitment amount to $25.0 million. In November 2012, we amended the UDF X Note to increase the commitment amount to $26.0 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The UDF X Note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and is payable on November 11, 2015, as amended. In connection with the UDF X Note, UDF X agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $751,000. For the three months ended September 30, 2014 and 2013, we recognized approximately $605,000 and $806,000, respectively, of interest income – related parties related to the UDF X Note. For the nine months ended September 30, 2014 and 2013, we recognized approximately $1.9 million and $2.4 million, respectively, of interest income – related parties related to the UDF X Note. Approximately $15.7 million and $18.3 million is included in notes receivable – related parties as of September 30, 2014 and December 31, 2013, respectively. Approximately $361,000 and $196,000 is included in accrued interest receivable – related parties as of September 30, 2014 and December 31, 2013, respectively.

UDF NP Loan

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company that was a wholly-owned subsidiary of UDF I at the time of the note’s origination (“Northpointe LLC”), in the principal amount of approximately $6.0 million (the “UDF NP Loan”). Our general partner serves as the asset manager for UDF I. In December 2008, Northpointe LLC was purchased by an unrelated third party, which assumed the UDF NP Loan. In May 2009, Northpointe LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by a special warranty deed to UDF Northpointe II, L.P. (“Northpointe II”), a subsidiary of UDF I. Concurrent with this assignment, Northpointe LLC entered into a contract for deed with Northpointe II whereby Northpointe LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to Northpointe LLC. The secured promissory note, which bears an interest rate of 12% per annum, is initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas and was payable on December 28, 2010. The maturity date was extended to December 28, 2013 pursuant to a modification agreement effective as of September 30, 2011 that also increased the UDF NP Loan to a maximum of $15.0 million, pursuant to a second secured promissory note in the principal amount of $9.0 million. In December 2013, the note was amended to further extend the maturity date to December 28, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note. For the three months ended September 30, 2014 and 2013, we recognized approximately $119,000 and $344,000, respectively, of interest income – related parties related to this loan. For the nine months ended September 30, 2014 and 2013, we recognized approximately $553,000 and $1.1 million, respectively, of interest income – related parties related to this loan. Approximately $3.4 million and $9.1 million is included in notes receivable – related parties associated with the UDF NP Loan as of September 30, 2014 and December 31, 2013, respectively. Approximately $43,000 is included in accrued interest receivable – related parties associated with the UDF NP Loan as of September 30, 2014. There was no balance in accrued interest receivable – related parties associated with the UDF NP Loan as of December 31, 2013.

UDF LOF Note

In August 2008, we originated a secured revolving line-of-credit to UDF LOF in the principal amount of up to $25.0 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”). The general partner of UDF LOF is a wholly-owned subsidiary of our general partner, and our general partner serves as the asset manager for UDF LOF. The UDF LOF Note, which bore interest at a base rate equal to 15% per annum, was secured by a lien of all of UDF LOF’s existing and future acquired assets. In August 2011, we amended the UDF LOF Note to reduce the commitment amount to $10.0 million. In August 2013, the note was amended to further extend the maturity date to August 20, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In January 2010, the balance of the UDF LOF Note was paid in full, although UDF LOF still had the ability to draw on the UDF LOF Note until it matured. The UDF LOF Note matured in August 2014 and was not renewed. In connection with this note, UDF LOF agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $587,000. We did not recognize any commitment fee income or interest income – related parties related to the UDF LOF Note for the three or nine months ended September 30, 2014 or 2013. There was no balance in notes receivable – related parties or accrued interest receivable – related parties associated with the UDF LOF Note as of September 30, 2014 or December 31, 2013.

BTC Note

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2.0 million (the “BTC Note”). Our general partner had a minority partner interest in Buffington Classic. The secured note, which bore interest at 14% per annum, was secured by a first lien on finished lot inventory that was owned and controlled by Buffington Classic. Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), merged into Buffington Texas Classic Homes, LLC (“BTC LLC”), which is ultimately owned and controlled by BHG. Our general partner has a minority limited partnership interest in BHG. As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, BTC LLC succeeded to all the rights, responsibilities and obligations of Buffington Classic under the BTC Note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. BTC LLC’s payment and performance of the BTC Note was guaranteed by Buffington Land, Ltd., a Texas limited partnership, and, pursuant to the Extension Agreement and Fifth Amendment to Loan Agreement dated August 21, 2013, matured on August 21, 2014. The BTC Note was paid in full in August 2014 and not renewed. We did not recognize any interest income – related parties related to the BTC Note for the three or nine months ended September 30, 2014 or 2013. There was no balance in notes receivable – related parties or accrued interest receivable – related parties associated with the BTC Note as of September 30, 2014 or December 31, 2013.

HTC Loan

Effective December 2008, we modified a secured promissory note evidencing a loan (the “HTC Loan”) in the principal amount of approximately $8.1 million to UDF I that we originated in December 2006 in the principal amount of approximately $6.9 million. Our general partner serves as the asset manager for UDF I. UDF I’s obligations under the HTC Loan were secured by a first lien deed of trust filed on 190 entitled single-family home lots located in Thornton, Colorado. The HTC Loan bore interest at a base rate equal to 12% per annum and interest payments were due monthly. Effective September 30, 2011, the HTC Loan was increased to a maximum of $12.8 million, pursuant to a second secured promissory note in the principal amount of $4.7 million. The second secured promissory note bore the same interest rate and was secured by the same collateral as the original promissory note. The HTC Loan had an initial maturity date of December 31, 2011, but was extended to September 30, 2012 pursuant to a fourth amendment to secured promissory note effective as of September 30, 2011. Effective September 30, 2012, the principal amount available under the HTC Loan was increased to a maximum of $15.6 million and the maturity date was extended to September 30, 2015, pursuant to a fifth amendment to secured promissory note. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Effective October 1, 2013, UDF I assigned all rights, title and interest in a promissory note payable by an unrelated party to the Partnership in exchange for cancellation of the HTC Loan. We did not recognize any interest income – related parties related to the HTC Loan for the three months ended September 30, 2014. For the three months ended September 30, 2013, we recognized approximately $378,000 of interest income – related parties related to the HTC Loan. We did not recognize any interest income – related parties related to the HTC Loan for the nine months ended September 30, 2014. For the nine months ended September 30, 2013 we recognized approximately $1.2 million of interest income – related parties related to the HTC Loan. There was no balance in notes receivable – related parties or accrued interest receivable – related parties associated with the HTC Loan as of September 30, 2014 or December 31, 2013.

Ash Creek Note

In April 2011, we originated a promissory note to UDF Ash Creek, L.P. (the “Ash Creek Note”), a Delaware limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of $50,000. Our general partner serves as the asset manager for UDF I. The Ash Creek Note, which bears interest at a base rate equal to 15% per annum, was originally payable on December 5, 2011. Effective December 5, 2011, we entered into an extension agreement with the borrower pursuant to which the maturity date of the Ash Creek Note was extended to December 21, 2012. In December 2012, we amended the Ash Creek Note to increase the commitment amount to $65,000 and extend the maturity date from December 21, 2012 to December 21, 2013. Effective December 21, 2013, we entered into an extension agreement with the borrower pursuant to which the maturity date of the Ash Creek Note was extended to December 21, 2014. The Ash Creek Note is secured by a second lien deed of trust. Effective November 3, 2014, the Ash Creek Note was subsequently increased to $204,000. See Note M, “Subsequent Events” for further discussion. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. For each of the three months ended September 30, 2014 and 2013, we recognized approximately $3,000 of interest income – related parties related to the Ash Creek Note. For the nine months ended September 30, 2014 and 2013, we recognized approximately $8,000 and $7,000, respectively, of interest income – related parties related to the Ash Creek Note. Approximately $76,000 and $67,000 is included in notes receivable – related parties as of September 30, 2014 and December 31, 2013, respectively, related to the Ash Creek Note. Approximately $6,000 and $7,000 is included in accrued interest receivable – related parties associated with the Ash Creek Note as of September 30, 2014 and December 31, 2013, respectively.

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

Pursuant to the Economic Interest Participation Agreement, each time UDF I requests an advance of principal under the UMT Note, we will fund the required amount to UMT for application to its funding obligation to UDF I under the UMT Loan, and our economic interest in the UMT Loan will increase proportionately.  Our economic interest in the UMT Loan gives us the right to receive payment from UMT of principal and accrued interest relating to amounts funded by us to UMT that are applied towards UMT’s funding obligations to UDF I under the UMT Loan. We may abate our funding obligations under the Economic Interest Participation Agreement at any time for a period of up to twelve months by giving UMT notice of the abatement.

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and we will participate in the control and management of the UMT Loan. The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  UDF I may use the UMT Loan proceeds to finance indebtedness associated with the acquisition of any assets and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code of 1986, as amended, to the extent such indebtedness, including indebtedness financed by funds advanced under the UMT Loan and indebtedness financed by funds advanced from any other source, including senior debt, is no less than 68% of the appraised value of all subordinate loans and equity interests for land development and/or land acquisition owned by UDF I and 75% for first lien secured loans for land development and/or acquisitions owned by UDF I. For the three months ended September 30, 2014 and 2013, we recognized approximately $1.7 million and $2.5 million, respectively, of interest income – related parties related to this Economic Interest Participation Agreement. For the nine months ended September 30, 2014 and 2013, we recognized approximately $4.9 million and $7.7 million, respectively, of interest income – related parties related to this Economic Interest Participation Agreement. Approximately $212,000 and $1.0 million is included in accrued interest receivable – related parties associated with this Economic Interest Participation Agreement as of September 30, 2014 and December 31, 2013.

As of September 30, 2014 and December 31, 2013, approximately $76.1 million and $70.8 million related to the Economic Interest Participation Agreement is included in participation interest – related party, respectively.

Loan Participations Sold to Related Parties

From inception through September 30, 2014, we have entered into 10 loan participation agreements with related parties whereby a related party has purchased a participation interest in a mortgage investment that we have originated. As of September 30, 2014, 5 of these agreements remain outstanding.

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

BTC Note

In August 2008, we originated the $2.0 million BTC Note with Buffington Classic. Effective March 2010, we entered into a Participation Agreement (“BTC Participation Agreement”) with UDF IV, pursuant to which UDF IV purchased a participation interest in the BTC Note. Our general partner serves as the asset manager of UDF IV. Pursuant to the BTC Participation Agreement, UDF IV participated in the BTC Note by funding our lending obligations under the BTC Note. The BTC Participation Agreement gave UDF IV the right to receive repayment of all principal and accrued interest relating to amounts funded by them under the BTC Participation Agreement. UDF IV’s participation interest was repaid as Buffington Classic repays the BTC Note. For each loan originated, Buffington Classic was required to pay interest monthly and to repay the principal advanced no later than 12 months following the origination of the loan. The BTC Note, as amended, matured on August 21, 2014.

We were required to purchase back from UDF IV the participation interest in the BTC Note (1) upon a foreclosure of our assets by our lenders, (2) upon the maturity of the BTC Note, or (3) at any time upon 30 days prior written notice from UDF IV. In such event, the purchase price paid to UDF IV was equal to the outstanding principal amount of the BTC Note on the date of termination, together with all accrued interest due thereon, plus any other amounts due to UDF IV under the BTC Participation Agreement.

On April 9, 2010, we entered into an Agent – Participant Agreement with UDF IV (the “Agent Agreement”). In accordance with the Agent Agreement, we continued to manage and control the BTC Note and UDF IV appointed us as its agent to act on its behalf with respect to all aspects of the BTC Note, provided that, pursuant to the Agent Agreement, UDF IV retained approval rights in connection with any material decisions pertaining to the administration and services of the loan and, with respect to any material modification to the loan and in the event that the loan becomes non-performing, UDF IV had effective control over the remedies relating to the enforcement of the loan, including ultimate control of the foreclosure process. The BTC Note and BTC Participation were paid in full in August 2014.

As of September 30, 2014 and December 31, 2013, we did not have an outstanding balance in notes receivable – related parties or accrued interest receivable – related parties associated with the BTC Note. We did not recognize any interest income associated with the BTC Note for the three or nine months ended September 30, 2014 or 2013. As of September 30, 2014 we did not have a participation interest associated with the BTC Participation agreement. As of December 31, 2013, UDF IV had a participation interest associated with the BTC Participation Agreement of approximately $280,000. The UDF IV participation interest is not included on our balance sheet.

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

As of September 30, 2014 and December 31, 2013, we did not have an outstanding balance in notes receivable or accrued interest receivable associated with the TR II Finished Lot Note. We did not recognize any interest income associated with the TR II Finished Lot Note for the three or nine months ended September 30, 2014 or 2013. As of September 30, 2014 and December 31, 2013, UDF IV had a participation interest associated with the TR II Finished Lot Participation of approximately $671,000 and $3.3 million, respectively. The UDF IV participation interest is not included on our balance sheet.

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

As of September 30, 2014 and December 31, 2013, we did not have an outstanding balance in notes receivable or accrued interest receivable associated with the TR Paper Lot Note. We did not recognize any interest income associated with the TR Paper Lot Note for the three or nine months ended September 30, 2014 and 2013. As of September 30, 2014 and December 31, 2013, UDF IV had a participation interest associated with the TR Paper Lot Participation of approximately $14.8 million and $12.6 million, respectively. The UDF IV participation interest is not included on our balance sheet.

CTMGT Note

In December 2007, we originated a $25.0 million secured promissory note (the “CTMGT Note”) with CTMGT, LLC, an unaffiliated Texas limited liability company and its subsidiaries, who are co-borrowers of the CTMGT Note. The CTMGT Note was subsequently increased to $50.0 million pursuant to an amendment entered into in July 2008, and to $64.5 million pursuant to an amendment entered into in November 2011. The CTMGT Note is a co-investment loan secured by multiple investments. These investments are cross-collateralized and are secured by collateral-sharing arrangements in second liens covering finished lots and entitled land, pledges of the ownership interests in the borrowing entities, and guaranties. The collateral-sharing arrangements with UDF I and our borrowers allocate the proceeds of the co-investment collateral between us and our affiliate. Under these collateral-sharing arrangements for the CTMGT Note, we are entitled to receive 75% of collateral proceeds. In the event of a borrower’s bankruptcy, we are entitled to receive 100% of the collateral proceeds after payment of the senior lenders, ahead of payment to UDF I. The CTMGT collateral is located in multiple counties in the greater Dallas-Fort Worth area and surrounding counties. The interest rate on the CTMGT Note is 16.25%. Pursuant to the amendment entered into in November 2011, the maturity date of the CTMGT Note was extended to July 1, 2012. Pursuant to a second amendment entered into in July 2012, the maturity date of the CTMGT Note was extended to July 1, 2013. Effective July 1, 2013, we entered into a Third Extension and Modification Agreement with CTMGT, LLC, pursuant to which the maturity date of the CTMGT Note was further extended to July 1, 2014. Effective July 1, 2014, we entered into a Fourth Loan Modification Agreement with CTMGT, LLC, pursuant to which the maturity date of the CTMGT Note was further extended to July 1, 2015. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

As of September 30, 2014 and December 31, 2013, we had an outstanding balance in notes receivable of approximately $44.0 million and $45.7 million, respectively, associated with the CTMGT Note. As of September 30, 2014, we had an outstanding balance in accrued interest receivable of approximately $4.3 million associated with the CTMGT Note. As of December 31, 2013, we did not have an outstanding balance in accrued interest receivable associated with the CTMGT Note. For each of the three months ended September 30, 2014 and 2013, we recognized approximately $1.8 million of interest income associated with the CTMGT Note. For the nine months ended September 30, 2014 and 2013, we recognized approximately $5.4 million and $5.2 million, respectively, of interest income associated with the CTMGT Note. As of September 30, 2014 and December 31, 2013, UDF LOF had a participation interest associated with the CTMGT Participation of approximately $14.2 million and $12.7 million, respectively. The UDF LOF participation interest is not included on our balance sheet.

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

As of September 30, 2014 and December 31, 2013, we had an outstanding balance in notes receivable of approximately $41,000 and $57,000 associated with the Northpointe LLC Note. As of September 30, 2014 we had an outstanding balance in accrued interest receivable of $2,000 associated with the Northpointe LLC Note. As of December 31, 2013, we did not have an outstanding balance in accrued interest receivable associated with the Northpointe LLC Note. For the three months ended September 30, 2014 and 2013, we recognized approximately $1,000 and $100, respectively, of interest income associated with the Northpointe LLC Note. For the nine months ended September 30, 2014 and 2013, we recognized approximately $4,000 and $52,000, respectively, of interest income associated with the Northpointe LLC Note. As of September 30, 2014 and December 31, 2013, UDF IV had a participation interest associated with the Northpointe LLC Participation of approximately $1.1 million and $1.6 million, respectively. The UDF IV participation interest is not included on our balance sheet.

UDF NP Note

In December 2007, we originated the $6.0 million UDF NP Loan with Northpointe LLC. In December 2008, Northpointe LLC was purchased by an unrelated third party which assumed the UDF NP Loan. In May 2009, Northpointe LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by special warranty deed to Northpointe II, a subsidiary of UDF I. Concurrent with this assignment, Northpointe LLC entered into a contract for deed with Northpointe II whereby Northpointe LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to Northpointe LLC. The secured promissory note, which bears an interest rate of 12% per annum, is initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas and was payable on December 28, 2010. The maturity date was extended to December 28, 2013 pursuant to a modification agreement effective as of September 30, 2011, which also increased the UDF NP Loan to a maximum of $15.0 million, pursuant to a second secured promissory note in the principal amount of $9.0 million. In December 2013, the note was amended to further extend the maturity date to December 28, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note.

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

As of September 30, 2014 and December 31, 2013, we had an outstanding balance in notes receivable of approximately $3.4 million and $9.1 million, respectively, associated with the UDF NP Loan. As of September 30, 2014, we had an outstanding balance in accrued interest receivable of approximately $43,000 associated with the UDF NP Loan. As of December 31, 2013, we did not have an outstanding balance in accrued interest receivable associated with the UDF NP Loan. For the three months ended September 30, 2014 and 2013, we recognized approximately $119,000 and $344,000, respectively, of interest income associated with the UDF NP Loan. For the nine months ended September 30, 2014 and 2013, we recognized approximately $553,000 and $1.1 million, respectively, of interest income associated with the UDF NP Loan. As of September 30, 2014 and December 31, 2013, UDF IV had a participation interest associated with the Northpointe II LP Participation of approximately $7.0 million and $3.0 million, respectively. The UDF IV participation interest is not included on our balance sheet.

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

The following table represents the approximate amount included in mortgage and transaction service revenues – related parties income for the periods indicated associated with fees paid to the Partnership on related party guarantees, as discussed in Note I:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Guarantee	2014	2013	2014	2013
Lending Credit Enhancement	$-	$11,000	$-	$33,000
REO PC Credit Enhancement	3,000	-	10,000	-
UMT HF TCB Guaranty	13,000	12,000	37,000	33,000
UDF IV HF Guaranty	42,000	5,500	97,000	37,000
UMT 15th Street Guaranty	1,000	1,500	4,000	5,500
UDF IV Acquisitions Guaranty	47,000	-	119,000	33,000
UDF IV Finance II Guaranty	34,000	-	53,000	28,000
UMT HF III Guaranty	6,000	5,000	11,500	18,000
UMT HF II Green Bank Guaranty	2,000	1,000	5,500	2,500
BHG Guaranty	-	3,000	-	4,000
UDF IV Finance VI Guaranty	26,000	-	48,000	-
Total	$174,000	$39,000	$385,000	$194,000

As of September 30, 2014 and December 31, 2013, approximately $396,000 and $297,000, respectively, is included in accounts receivable – related parties associated with fees paid to the Partnership on related party guarantees.

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

At September 30, 2014 and December 31, 2013, approximately 95% of the outstanding aggregate principal amount of mortgage notes and other loans originated by the Partnership are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 2% are secured by properties located in Arizona. All of the Partnership’s mortgage investments are in the United States.

We may invest in multiple secured loans that share a common borrower. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations. As of September 30, 2014, we have invested 47% of our offering proceeds in 12 loans to our largest group of related borrowers.

Our investments in loans to or from any one borrower will not exceed an amount greater than 20% of the total capital contributions raised in the Offering, and as of September 30, 2014, our largest investment in a loan to or from any one borrower was equal to 16% of the total capital contributions raised in the Offering.

M. Subsequent Events

On October 8, 2014, the Partnership announced it has formed a special committee comprised of independent advisors to evaluate potential strategic alternatives for the Partnership, including (i) a possible sale transaction involving the Partnership, (ii) the possible listing of the Partnership’s units of limited partnership interest on a national securities exchange, (iii) a possible acquisition transaction involving the Partnership and/or (iv) a possible merger with a publicly listed company. There is no set timetable and there can be no assurances that the review process will result in any transaction(s) being announced or completed. The timing for an evaluation of such potential strategic alternatives may impact the general partner’s timing for determining an updated estimated value of the Partnership’s units of limited partnership interest.

Effective November 3, 2014, we entered into a guaranty for the benefit of City Bank, pursuant to which we guaranteed the repayment of up to $225,500 owed to City Bank, with respect to a loan between UDF I and City Bank. The loan refinances the current senior indebtedness with Plains Capital Bank, and is to be secured by, among other things, a deed of trust on the property to be executed and delivered by UDF Ash Creek, L.P., a wholly-owned subsidiary of UDF I. The Partnership’s general partner serves as the asset manager for UDF I. In connection with the Continuing Debt – Unlimited Guaranty, we entered into a letter agreement with UDF I, which provides for UDF I to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month.

Effective November 3, 2014, in conjunction with the new first lien loan between UDF I and City Bank, UDF Ash Creek, L.P. and the Partnership entered into a subordination agreement with City Bank with respect to the new senior loan and increased the Ash Creek Note to $204,000.

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

Our loan portfolio, consisting of notes receivable, notes receivable – related parties and participation interest – related party increased from approximately $353.6 million as of December 31, 2013 to approximately $365.3 million as of September 30, 2014. While our loan portfolio increased, our revenues, the majority of which are from recognizing interest income associated with our loan portfolio, decreased primarily due to a reduction in interest rate from 14% to 9.25% per annum on our Economic Interest Participation Agreement in the UMT Note effective October 1, 2013. Correspondingly, our expenses related to the portfolio also decreased, including the (recapture) provision for loan loss, which was approximately $(73,000) and $199,000 for the three and nine months ended September 30, 2014, respectively, and approximately $148,000 and $436,000 for the three and nine months ended September 30, 2013, respectively.

In September 2009, we entered into a revolving credit facility in the maximum principal amount of $15.0 million (the “Brockhoeft Credit Facility”), of which $10.0 million was included in lines-of-credit as of December 31, 2013. Effective March 2014, we paid off the Brockhoeft Credit Facility in full in connection with an aggregate credit facility of up to $15.0 million (the “LegacyTX Credit Facility”) entered into with LegacyTexas Bank, of which $10.75 million was included in lines-of-credit as of September 30, 2014. We utilize the revolving credit facilities as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves. As a result of the credit facilities and our desire to avoid the need for large idle cash reserves, our cash balances were approximately $345,000 and $2.0 million as of September 30, 2014 and December 31, 2013, respectively. Our interest expense associated with the revolving credit facilities was approximately $135,000 and $558,000 for the three and nine months ended September 30, 2014, respectively, and approximately $282,000 and $929,000 for the three and nine months ended September 30, 2013, respectively.

Net income was approximately $12.1 million and $35.2 million for the three and nine months ended September 30, 2014, respectively, and $12.2 million and $36.5 million for the three and nine months ended September 30, 2013, respectively. Earnings per limited partnership unit, basic and diluted, were $0.56 and $1.64 for the three and nine months ended September 30, 2014, respectively, and $0.58 and $1.73 for the three and nine months ended September 30, 2013, respectively. Our earnings per limited partnership unit, basic and diluted, are calculated based on earnings allocated to the limited partners divided by the weighted average limited partnership units outstanding. Such earnings per limited partnership unit, basic and diluted, will fluctuate commensurate with the size and performance of our loan portfolio.

As of September 30, 2014, we had originated or acquired 61 loans, including 36 loans that have been repaid in full by the respective borrower, totaling approximately $620.8 million. Of the 25 loans outstanding as of September 30, 2014, 4 of the loans totaling approximately $19.5 million and 1 loan totaling approximately $76.1 million are included in notes receivable – related parties and participation interest – related party, respectively, on our balance sheet.

Approximately 95% of the outstanding aggregate principal amount of mortgage notes and other loans originated by us as of September 30, 2014 are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 2% are secured by properties located in Arizona. Approximately 58% of the outstanding aggregate principal amount of mortgage notes and other loans originated by us as of September 30, 2014 are secured by properties located in the Dallas, Texas area; approximately 25% are secured by properties located in the Austin, Texas area; approximately 6% are secured by properties located in the Houston, Texas area; approximately 5% are secured by properties located in the Lubbock, Texas area; approximately 1% are secured by properties located in the San Antonio, Texas area; approximately 3% are secured by properties located in the Denver, Colorado area; and approximately 2% are secured by properties located in the Kingman, Arizona area.

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

12 of the 25 loans outstanding as of September 30, 2014, representing approximately 17% of the aggregate principal amount of the outstanding loans, are secured by a first lien on the respective property; 2 of the 25 loans outstanding as of September 30, 2014, representing approximately 1% of the aggregate principal amount of the outstanding loans, are secured by a second lien on the respective property; 3 of the 25 loans outstanding as of September 30, 2014, representing approximately 53% of the aggregate principal amount of the outstanding loans, are secured by a co-investment (which are secured by multiple properties through second liens, pledges of ownership interests and guarantees, as described below); 5 of the 25 loans outstanding as of September 30, 2014, representing approximately 5% of the aggregate principal amount of the outstanding loans, are secured by a pledge of the ownership interest of the borrower or an entity that holds title to the property; and 3 of the 25 loans outstanding as of September 30, 2014, representing approximately 24% of the aggregate principal amount of the outstanding loans, are secured by other types of security interests. Co-investments are mezzanine loans that are secured by multiple projects in which an affiliate has also invested. Co-investment loans are cross-collateralized and are secured by second liens in finished lots and entitled land, pledges of the ownership interests in the borrowing entities, and guarantees. We enter into collateral-sharing arrangements with our affiliates and our borrowers that allocate the proceeds of the co-investment collateral between us and our affiliates. Under these collateral-sharing arrangements, we are generally entitled to receive 50-75% of collateral proceeds. In the event of a borrower’s bankruptcy, we are entitled to receive 100% of the collateral proceeds after payment of the senior lenders, ahead of payment to our affiliates.

18 of the 25 loans outstanding as of September 30, 2014, representing approximately 99% of the aggregate principal amount of the outstanding loans, relate to projects that sold finished lots to national or regional homebuilders in the three months ended September 30, 2014, or relate to projects in which one or more homebuilders hold an option to purchase finished lots and have made a forfeitable earnest money deposit. 19 of the 25 loans outstanding as of September 30, 2014, representing approximately 98% of the aggregate principal amount of the outstanding loans, are made to developer entities whose principals hold ownership interests in projects other than the projects funded by us. 9 of the 25 loans outstanding as of September 30, 2014, representing approximately 85% of the aggregate principal amount of the outstanding loans, are secured by multiple single-family residential communities. 9 of the 25 loans outstanding as of September 30, 2014, representing approximately 70% of the aggregate principal amount of the outstanding loans, are secured by a personal guarantee of the developer in addition to a lien on the real property, a pledge of the equity interests in the entity that holds the real property, or other collateral.

As of September 30, 2014, three entities and their affiliates were included in our notes receivables (including related party transactions) and participation interest – related party that accounted for over 10% of the outstanding balance of our portfolio. These entities include (i) CTMGT LLC, an unaffiliated Texas limited liability company, which comprises approximately 30% of the outstanding balance of our portfolio, and certain of its affiliated entities, which comprise an additional 12% of the outstanding balance; (ii) Buffington Land, Ltd., an unaffiliated Texas limited partnership, which comprises approximately 23% of the outstanding balance of our portfolio, including additional loans to its affiliated entities; and (iii) UDF I, an affiliated Delaware limited partnership, which comprises approximately 20% of the outstanding balance of our portfolio, and additional loans to its affiliated entities, which comprise an additional 4% of the outstanding balance. Our general partner is the asset manager for UDF I.

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

The average interest rate payable with respect to the 25 loans outstanding as of September 30, 2014 is 15%, and the average term of each loan is approximately 68 months.

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

Revenue Recognition

Interest income on notes receivable, notes receivable – related parties and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis. Income recognition is suspended for loans at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of September 30, 2014, we were suspending income recognition on 3 notes receivable with an aggregate unpaid principal balance of approximately $13.2 million for which full collectability is considered probable, and 2 notes receivable with an aggregate unpaid principal balance of approximately $5.8 million that were deemed as probable that we will be unable to collect all amounts due. As of December 31, 2013, we were suspending income recognition on 4 notes receivable with an aggregate unpaid principal balance of approximately $18.3 million for which full collectability is considered probable.

We generate mortgage and transaction service revenues and mortgage and transaction service revenues – related parties by originating and acquiring notes receivable and other loans. In accordance with FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs (“ASC 310-20”), we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes. In addition, credit enhancement fee income is generated by fees charged to parties for credit enhancements provided to lenders by the Partnership on behalf of the parties. Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement. As of September 30, 2014, the Partnership was providing 8 credit enhancements to related parties (see Note I to the accompanying financial statements).

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

In reviewing our portfolio, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed purchase contracts, appraisals and discussions with third-party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, as well as the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts that provide base prices, escalation rates, and absorption rates on an individual project basis. For projects deemed to have an extended time horizon for disposition, we consider third-party appraisals to provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan loss. Amounts determined to be uncollectible are charged off, while amounts recovered on previously charged off accounts increase the allowance. In December 2013, we charged off approximately $1.4 million against the provision for loan loss on a loan with an unrelated party. As of September 30, 2014 and December 31, 2013, approximately $19.9 million and $19.7 million, respectively, of allowance for loan losses had been offset against notes receivable (see Note D to the accompanying financial statements).

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

Cash Flow Distributions

Cash available for distributions represents the cash funds received by us from operations (other than net proceeds from a capital transaction) that produce proceeds from (1) the repayment of principal or prepayment of a mortgage to the extent classified as a return of capital for federal income tax purposes, (2) the foreclosure, sale, exchange, condemnation, eminent domain taking or other disposition of a mortgage loan or of a property subject to a mortgage, or (3) insurance or a guarantee with respect to a mortgage, including, without limitation, interest, points, revenue participations in property appreciation and interest or dividends from interim investments or proceeds from borrowings, if appropriate, less all cash used to pay Partnership expenses and debt payments and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses incurred in connection with our public offering of our units of limited partnership interest). Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions, in addition to the payments made to our general partner and related parties that are described in Note K of the accompanying notes to financial statements.

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

The table below summarizes the approximate aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of September 30, 2014 and December 31, 2013:

	As of September 30,		As of December 31,
	2014		2013
General Partner	$27,257,000	(1)	$24,024,000	(2)
Limited Partners	225,730,000	(3)	197,588,000	(4)
Retained Earnings Reserve	10,126,000		6,663,000
Retained Earnings Deficit	(15,205,000)		(15,323,000)

(1)	approximately $24.9 million paid in cash and $2.4 million has been declared, but not paid.

(2)	approximately $24.0 million paid in cash.

(3)	approximately $155.2 million paid in cash and approximately $70.5 million reinvested in 3,527,046 units of limited partnership interest under our DRIP and Secondary DRIP, each as defined in Note C to the accompanying financial statements.

(4)	approximately $134.3 million paid in cash and approximately $63.3 million reinvested in 3,163,293 units of limited partnership interest under our DRIP and Secondary DRIP, each as defined in Note C to the accompanying financial statements.

The table below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets, including the distributions to our general partner described above, and general and administrative – related parties expenses for the nine months ended September 30, 2014 and 2013. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

	For the Nine Months Ended September 30,
	2014	2013
Payments to General Partner and Related Parties	$1,525,000	$4,600,000
Total General and Administrative Expenses to General Partner and Related Parties	1,253,000	2,082,000

For the nine months ended September 30, 2014, we have made the following distributions to our limited partners:

Period Ended	Date Paid	Distribution Amount
December 31, 2013	January 24, 2014	$3,163,381
January 31, 2014	February 24, 2014	3,170,075
February 28, 2014	March 24, 2014	2,868,697
March 31, 2014	April 24, 2014	3,182,949
April 30, 2014	May 22, 2014	3,077,521
May 31, 2014	June 24, 2014	3,185,860
June 30, 2014	July 24, 2014	3,088,927
July 31, 2014	August 22, 2014	3,198,847
August 31, 2014	September 24, 2014	3,205,746
		$28,142,003

For the nine months ended September 30, 2014, we paid distributions to our limited partners of $28,142,003 ($20,866,947 in cash and $7,275,056 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $32,709,839. For the nine months ended September 30, 2013, we paid distributions to our limited partners of $27,666,395 ($20,109,040 in cash and $7,557,355 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $32,512,522. For the period from our inception through September 30, 2014, we paid distributions to our limited partners of approximately $225.7 million (approximately $155.2 million in cash and approximately $70.5 million in limited partnership units pursuant to our DRIP and Secondary DRIP), as compared to cumulative cash flows from operations of approximately $276.2 million and cumulative net income of approximately $266.6 million.

The distributions to our limited partners paid during the nine months ended September 30, 2014 and 2013, along with the amount of distributions reinvested pursuant to our Secondary DRIP and the sources of our distributions were as follows:

	Nine Months Ended September 30,
	2014		2013
Distributions paid in cash	$20,866,947		$20,109,040
Distributions reinvested	7,275,056		7,557,355
Total distributions	$28,142,003		$27,666,395
Source of distributions:
Cash flows from operations	$28,142,003	100%	$27,666,395	100%
Total sources	$28,142,003	100%	$27,666,395	100%

Results of Operations

The three months ended September 30, 2014 as compared to the three months ended September 30, 2013

Revenues

Interest income (including related party interest income) for the three months ended September 30, 2014 and 2013 was approximately $12.8 million and $13.6 million, respectively. While our average outstanding notes receivable (including related party transactions) and participation interest – related party portfolios increased from approximately $355.8 million as of September 30, 2013 to approximately $359.4 million as of September 30, 2014, our revenues, the majority of which are from recognizing interest income associated with our loan portfolio, decreased primarily due to a reduction in interest rate from 14% to 9.25% per annum on our Economic Interest Participation Agreement in the UMT Note effective October 1, 2013.

Mortgage and transaction service revenues (including related party mortgage and transaction service revenues) for the three months ended September 30, 2014 and 2013 were approximately $194,000 and $57,000, respectively. The Partnership generates mortgage and transaction service revenues by originating and acquiring notes receivable and other loans. In accordance with FASB ASC 310-20, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes. The increase was primarily the result of increased commitment fee income on notes receivable.

We expect interest income and revenues to fluctuate commensurate with the size and performance of our loan portfolio.

Expenses

Interest expense for the three months ended September 30, 2014 and 2013 was approximately $135,000 and $282,000, respectively. Interest expense represents interest associated with our credit facilities discussed in Note E to the accompanying financial statements, which increased from approximately $10.0 million as of September 30, 2013 to $10.75 million as of September 30, 2014 due to required principal payments on the Brockhoeft Credit Facility, offset by fundings under the LegacyTX Credit Facility. The decrease in interest expense is primarily due to the decrease in interest rates on the credit facilities, which decreased from 10% on the Brockhoeft Credit Facility to 6% on the Legacy TX Credit Facility as of September 30, 2014.

The Company recorded approximately $73,000 as a recapture in the provision for loan loss for the three months ended September 30, 2014, compared to approximately $148,000 in provision for loan loss expense for the three months ended September 30, 2013, as overall market and asset performance has improved.

General and administrative expense was approximately $357,000 and $316,000 for the three months ended September 30, 2014 and 2013, respectively. The increase in general and administrative expense was primarily the result of an increase in debt financing costs associated primarily with the LegacyTX Credit Facility entered into in March 2014, in addition to an increase in consulting expense, offset by a decrease in printed materials, legal, accounting and filing expenses.

General and administrative – related parties expense was approximately $430,000 and $696,000 for the three months ended September 30, 2014 and 2013, respectively. The decrease in general and administrative – related parties expense was primarily the result of the amortization of Placement Fees, as they were fully amortized as of December 31, 2013.

We expect interest expense, the provision for loan loss, and general and administrative expense to fluctuate commensurate with the size and performance of our loan portfolio.

The table below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the three months ended September 30, 2014 and 2013. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Three Months Ended
		September 30,
Payee	Purpose	2014		2013
Land Development
	Placement Fees	$-	-	$50,000	3%
	Promotional interest	-	-	1,114,000	74%
	Carried interest	-	-	140,000	9%
	Mortgage servicing fee	-	-	166,000	11%
General Services
	Operating expense reimbursement	121,000	100%	41,000	3%
Total Payments		$121,000	100%	$1,511,000	100%

The table below summarizes general and administrative – related parties expenses for the three months ended September 30, 2014 and 2013. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Three Months Ended
	September 30,
General and administrative – related parties expenses	2014		2013

Amortization of Placement Fees	$-	-	$306,000	44%
Mortgage servicing fee	261,000	61%	250,000	36%
Amortization of debt financing fees	27,000	6%	-	-
Operating expense reimbursement	142,000	33%	140,000	20%
Total general and administrative – related parties expenses	$430,000	100%	$696,000	100%

The nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

Revenues

Interest income (including related party interest income) for each of the nine months ended September 30, 2014 and 2013 was approximately $37.5 million and $40.2 million, respectively. While our average outstanding notes receivable (including related party transactions) and participation interest – related party portfolios increased from approximately $355.8 million as of September 30, 2013 to approximately $359.4 million as of September 30, 2014, our revenues, the majority of which are from recognizing interest income associated with our loan portfolio, decreased primarily due to a reduction in interest rate from 14% to 9.25% per annum on our Economic Interest Participation Agreement in the UMT Note effective October 1, 2013.

Mortgage and transaction service revenues (including related party mortgage and transaction service revenues) for each of the nine months ended September 30, 2014 and 2013 were approximately $662,000 and $547,000, respectively. The Partnership generates mortgage and transaction service revenues by originating and acquiring mortgage notes receivable and other loans. In accordance with FASB ASC 310-20, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes. The decrease was primarily the result of decreased commitment fee income on mortgage notes receivable.

We expect interest income and revenues to fluctuate commensurate with the size and performance of our loan portfolio.

Expenses

Interest expense for the nine months ended September 30, 2014 and 2013 was approximately $558,000 and $929,000, respectively. Interest expense represents interest associated with our credit facilities discussed in Note E to the accompanying financial statements, which increased from approximately $10.0 million as of September 30, 2013 to $10.75 million as of September 30, 2014 due to required principal payments on the Brockhoeft Credit Facility, offset by fundings under the LegacyTX Credit Facility. The decrease in interest expense is primarily due to the decrease in interest rates on the credit facilities, which decreased from 10% on the Brockhoeft Credit Facility to 6% on the Legacy TX Credit Facility as of September 30, 2014.

The provision for loan loss decreased to approximately $199,000 for the nine months ended September 30, 2014 from approximately $436,000 for the nine months ended September 30, 2013. The decrease in the provision for loan loss corresponds with the decrease in revenues primarily due to a reduction in interest rate from 14% to 9.25% per annum on our Economic Interest Participation Agreement in the UMT Note, in addition to a net recapture in the provision of loan loss as overall market and asset performance has improved.

General and administrative expense was approximately $911,000 and $793,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase in general and administrative expense was primarily the result of an increase in debt financing costs associated primarily with the LegacyTX Credit Facility entered into in March 2014, in addition to an increase in consulting expense, offset by a decrease in printing, investor relations, legal, accounting, postage and dues & subscription expenses.

General and administrative – related parties expense was approximately $1.3 million and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in general and administrative – related parties expense was primarily the result of the amortization of Placement Fees, as they were fully amortized as of December 31, 2013.

We expect interest expense, the provision for loan loss, and general and administrative expense to fluctuate commensurate with the size and performance of our loan portfolio.

The table below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the nine months ended September 30, 2014 and 2013. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Nine Months Ended
		September 30,
Payee	Purpose	2014		2013
Land Development
	Placement Fees	$120,000	8%	$201,000	4%
	Promotional interest	398,000	26%	2,889,000	63%
	Carried interest	152,000	10%	449,000	10%
	Mortgage Servicing Fee	425,000	28%	743,000	16%
General Services
	Operating Expense Reimbursement	431,000	28%	318,000	7%
Total Payments		$1,526,000	100%	$4,600,000	100%

The table below summarizes general and administrative – related parties expenses for the nine months ended September 30, 2014 and 2013. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Nine Months Ended
	September 30,
General and administrative – related parties expenses	2014		2013

Amortization of Placement Fees	$-	-	$917,000	44%
Mortgage Servicing Fee	775,000	62%	746,000	36%
Amortization of debt financing fees	53,000	4%	-	-
Operating Expense Reimbursement	425,000	34%	419,000	20%
Total general and administrative – related parties expenses	$1,253,000	100%	$2,082,000	100%

Cash Flow Analysis

Cash flows provided by operating activities for the nine months ended September 30, 2014 were approximately $32.7 million and were comprised primarily of net income adjusted for the provision for loan loss, accrued interest receivable – related parties, accounts payable and accrued liabilities – related parties, offset by accrued interest receivable, accounts receivable – related party, and other assets. Cash flows provided by operating activities for the nine months ended September 30, 2013 were approximately $32.5 million and were comprised primarily of net income adjusted for the provision for loan loss, accrued interest receivable – related parties and accrued liabilities – related parties, offset by accrued interest receivable.

Cash flows used in investing activities for the nine months ended September 30, 2014 and 2013 were approximately $12.0 million and $4.1 million, respectively, resulting primarily from investments in mortgage notes receivable, offset by receipts from mortgage notes receivable (including related party), and investments of notes receivable – related party.

Cash flows used in financing activities for the nine months ended September 30, 2014 and 2013 were approximately $22.4 million and $31.1 million, respectively, and were primarily the result of distributions and redemptions to partners as well as net fundings from our lines-of-credit.

Our cash and cash equivalents were approximately $345,000 and $1.2 million as of September 30, 2014 and 2013, respectively.

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

In April 2010, we entered into a guaranty (the “UDF IV HF Guaranty”) for the benefit of Community Trust Bank of Texas (“CTB”), pursuant to which we guaranteed the repayment of up to $6.0 million (subsequently increased to $30.0 million) owed to CTB with respect to a revolving line-of-credit loan between UDF IV Home Finance, L.P., a Delaware limited partnership (“UDF IV Home Finance”), and CTB. UDF IV Home Finance is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Home Finance matures on July 30, 2015, as amended. In connection with the UDF IV HF Guaranty, we entered into a letter agreement with UDF IV Home Finance which provided for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount through July 2013. Effective July 31, 2013, the agreement was modified and UDF IV Home Finance agreed to pay us a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the CTB loan.

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

In December 2010, we entered into a guaranty (the “UDF IV Finance II Guaranty”) for the benefit of Prosperity Bank (“Prosperity”), pursuant to which we guaranteed the repayment of up to $5.0 million (subsequently increased to $15.0 million) owed to Prosperity with respect to a loan between UDF IV Finance II, L.P., a Delaware limited partnership (“UDF IV Finance II”), and Prosperity. UDF IV Finance II is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV and an affiliate of our general partner serves as the advisor for UDF IV. The Prosperity loan to UDF IV Finance II matures on December 14, 2014, as amended. In connection with the UDF IV Finance II Guaranty, we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month.

In May 2011, we entered into a guaranty (the “UMT HF III Guaranty”) for the benefit of Veritex Community Bank, National Association (“Veritex”), pursuant to which we guaranteed the repayment of up to $4.3 million (subsequently increased to $5.0 million) owed to Veritex with respect to a loan between UMT Home Finance III, L.P., a Delaware limited partnership (“UMT HF III”), and Veritex. UMT HF III is a wholly-owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT. The Veritex loan to UMT HF III matures on May 27, 2017, as amended. In connection with the UMT HF III Guaranty, we entered into a letter agreement with UMT HF III which provides for UMT HF III to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month.

In October 2011, we entered into a guaranty (the “UMT HF II Green Bank Guaranty”) for the benefit of Green Bank, N.A. (“Green Bank”), pursuant to which we guaranteed the repayment of up to $5.0 million owed to Green Bank with respect to a loan between UMT HF II and Green Bank. UMT HF II is a wholly-owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT. The Green Bank loan to UMT HF II matured on October 26, 2014 and is in the process of renegotiation. In connection with the UMT HF II Green Bank Guaranty, we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month.

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

The following table represents the approximate amount included in mortgage and transaction service revenues – related parties income for the periods indicated associated with fees paid to the Partnership on related party guarantees:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Guarantee	2014	2013	2014	2013
Lending Credit Enhancement	$-	$11,000	$-	$33,000
REO PC Credit Enhancement	3,000	-	10,000	-
UMT HF TCB Guaranty	13,000	12,000	37,000	33,000
UDF IV HF Guaranty	42,000	5,500	97,000	37,000
UMT 15th Street Guaranty	1,000	1,500	4,000	5,500
UDF IV Acquisitions Guaranty	47,000	-	119,000	33,000
UDF IV Finance II Guaranty	34,000	-	53,000	28,000
UMT HF III Guaranty	6,000	5,000	11,500	18,000
UMT HF II Green Bank Guaranty	2,000	1,000	5,500	2,500
BHG Guaranty	-	3,000	-	4,000
UDF IV Finance VI Guaranty	26,000	-	48,000	-
Total	$174,000	$39,000	$385,000	$194,000

As of September 30, 2014 and December 31, 2013, approximately $396,000 and $297,000, respectively, is included in accounts receivable – related parties associated with fees paid to the Partnership on related party guarantees.

As of September 30, 2014, we had 8 outstanding limited repayment guarantees with total credit risk to us of approximately $101.6 million, of which approximately $79.6 million has been borrowed against by the debtor.

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

Contractual Obligations

As of September 30, 2014, we had originated 61 loans, including 36 loans that have been repaid in full by the respective borrower, totaling approximately $620.8 million. We had approximately $26.9 million of commitments to be funded, including approximately $10.3 million of commitments for notes receivable – related parties and $5.9 million for participation interest – related party. For the nine months ended September 30, 2014, we did not originate or purchase any loans, sell any loan participations or acquire any additional participation interests.

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

In addition, we have entered into the LegacyTX Credit Facility as discussed in Note E to the accompanying financial statements. The following table reflects approximate amounts due associated with the LegacyTX Credit Facility as of September 30, 2014:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
LegacyTX Credit Facility	$8,250,000	$2,500,000	$-	$-	$10,750,000
Total	$8,250,000	$2,500,000	$-	$-	$10,750,000

We have no other outstanding debt or contingent payment obligations, other than approximately $101.6 million of certain loan guarantees discussed above in “Off-Balance Sheet Arrangements,” that we may be obligated to make to or for the benefit of third-party lenders.

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

As of September 30, 2014 and December 31, 2013, our notes receivable of approximately $269.7 million and $255.0 million, respectively, notes receivable – related parties of approximately $19.5 million and $27.8 million, respectively, and participation interest – related party of approximately $76.1 million and $70.8 million, respectively, were all at fixed interest rates, and thus, such assets are not subject to change in future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of our general partner, including its principal executive officer and principal financial officer, evaluated, as of September 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of September 30, 2014, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2014, we have not entered into any joint ventures. As of September 30, 2014, we have co-invested in 1 loan originated by an affiliate, UMT, with an outstanding balance of approximately $76.1 million. In addition, as of September 30, 2014, one affiliate, UDF IV, has participated in 7 loans we have originated for approximately $23.7 million, and another affiliate, UDF LOF, has participated in 3 loans we have originated for approximately $14.2 million.

Investments in land development loans present additional risks compared to loans secured by operating properties.

We may invest up to 25% of the gross offering proceeds in loans to purchase unimproved land, and as of September 30, 2014, we have invested 2% of the gross offering proceeds in such loans. For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics: (1) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (2) has no development or construction in process on such land; and (3) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

•	the application of the loan proceeds to the development project must be assured;
•	during development, the property does not generate income for the borrower to make loan payments;
•	the completion of the planned development may require additional development financing by the borrower and may not be available;
52

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

We expect that we will be the junior lender with respect to many of our loans. We may invest in (1) second mortgage loans (some of which are also secured by pledges), which investments represent 1% of our assets as of September 30, 2014; (2) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 59% of our assets as of September 30, 2014; (3) mezzanine loans (which are secured by pledges), which investments represent 27% of our assets as of September 30, 2014; and (4) wraparound mortgage loans, which investments represent 0% of our assets as of September 30, 2014. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Substantially all of our loans will require balloon payments or reductions to principal tied to net cash, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments or reductions to principal tied to net cash from the sale of developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any), and as of September 30, 2014, 100% of our loans have balloon payments or reductions to principal tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The interest-only loans we make or acquire may be subject to a greater risk of default and there may not be sufficient funds or assets remaining to satisfy our loans, which may result in losses to us.

We have made and will continue to make and acquire interest-only loans or loans requiring reductions to accrued interest tied to net cash, and as of September 30, 2014, 100% of the loans we have made and acquired are interest-only loans or loans requiring reductions to accrued interest tied to net cash. Interest-only loans typically cost the borrower less in monthly loan payments than fully-amortizing loans, which require a payment on principal as well as interest. This lower cost may enable a borrower to acquire a more expensive property than if the borrower was entering into a fully-amortizing mortgage loan. Borrowers utilizing interest-only loans are dependent on the appreciation of the value of the underlying property, and the sale or refinancing of such property, to pay down the interest-only loan since none of the principal balance is being paid down with the borrower’s monthly payments. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into interest-only loans. In addition, interest-only loans include an interest reserve in the loan amount. If such reserve is required to be funded due to a borrower’s non-payment, the loan-to-value ratio for that loan will increase, possibly above generally acceptable levels. In the event of a defaulted interest-only loan, we would acquire the underlying collateral, which may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less diversity and may increase risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (1) 1% to 5% of the total amount raised in the Offering, or (2) $2.5 million to $12.5 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our investments in loans to or from any one borrower will not exceed an amount greater than 20% of the total capital contributions raised in the Offering, and as of September 30, 2014, our largest investment in a loan to or from any one borrower was equal to 16% of the total capital contributions raised in the Offering. Our investments in loans to or from any one borrower are calculated based on the aggregate amount of capital contributions raised in the Offering actually used to make or invest in loans with such borrower.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of September 30, 2014, we have invested 47% of our offering proceeds in 12 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

If we were found to have violated applicable usury laws, we would be subject to penalties and other possible risks.

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as September 30, 2014, the highest interest rate we have charged on an annualized basis is 18%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our limited partners.

Investment opportunities may not be allocated equitably among us and the other United Development Funding programs.

Our general partner is an affiliate of the other United Development Funding programs (UDF I, UDF II, UDF IV, UDF LOF and United Development Funding Income Fund V, a Maryland real estate investment trust that intends to qualify as a real estate investment trust under federal income tax laws (“UDF V”)), all of which engage in the same or similar businesses in which we engage. Our general partner is the asset manager for UDF I, UDF II, UDF IV and UDF LOF, and the principals of our general partner are also the principals of the asset manager for UDF V. Our general partner and the asset managers of the other United Development Funding programs seek to equitably allocate among us and these other United Development Funding programs all investment opportunities of which they become aware. We have entered into an Allocation Policy Agreement pursuant to which we may invest in the same loans and transactions as the other United Development Funding programs, except that UDF V will not invest with us or other affiliates in the same loans. However, pursuant to the Allocation Policy Agreement, investment opportunities may be allocated among the United Development Funding programs based upon each fund’s risk profile and the cash available for investment in each fund. Circumstances may arise, due to availability of capital or other reasons, when our general partner and the asset managers of the other United Development Funding programs are not able to equitably allocate investments to us. Our general partner may determine that we will not invest in otherwise suitable investments in which one or more of the other United Development Funding programs invest, in order for us to avoid unrelated business taxable income, or “UBTI,” which is generally defined as income derived from any unrelated trade or business carried on by a tax-exempt entity or by a partnership of which it is a member, and which is generally subject to taxation. We cannot assure our limited partners that we will be able to invest in all suitable opportunities of which our general partner becomes aware.

Our general partner and its affiliates may form other companies that will engage in the same businesses as we do, and investment opportunities may not be allocated equitably among us, the other United Development Funding programs, and such other companies.

Our general partner and its affiliates may engage in additional real estate-related activities in the future, including the activities in which we engage, and may form new entities to engage in these activities. When new companies are formed for the purpose of engaging in the businesses in which we engage, our general partner and the asset managers of the other United Development Funding programs intend to equitably allocate among us, the other United Development Funding programs, and such other companies all investment opportunities of which they become aware. We cannot assure our limited partners that the allocation of investment opportunities will be equitable.

Our general partner faces additional conflicts of interest relating to management relationships with affiliated entities and may make decisions that disproportionately benefit one or more of our affiliated entities instead of us.

An affiliate of our general partner also serves as the advisor for UMT and is an affiliate of the other United Development Funding programs, all of which engage in the same businesses as us. Our general partner also serves as the asset manager for the other United Development Funding programs, but it does not serve as the asset manager for UMT or UDF V. Because an affiliate of our general partner has management arrangements with UMT and the other United Development Funding programs, it is likely that they will encounter opportunities to invest in or acquire interests in secured loans, participations and/or properties to the benefit of UMT or one of the United Development Funding programs, but not the others. An affiliate of our general partner may make decisions to finance certain properties, which decisions might disproportionately benefit UMT or another United Development Funding program other than us. In such event, our results of operations and ability to pay distributions to our limited partners could be adversely affected.

Because our general partner and its affiliates are affiliated with UMT, UDF I, UDF II, UDF IV, UDF V and UDF LOF, agreements and transactions among the parties with respect to any loan participation among two or more of such parties will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these loan participation arrangements, we may not have a first priority position with respect to the underlying collateral. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. In addition, to the extent that our co-venturer is an affiliate of our general partner, certain conflicts of interest will exist.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2014, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Partnership and Affiliated Purchasers

For the three months ended September 30, 2014, we received valid redemption requests pursuant to our Net Capital Proceeds Distribution Program relating to approximately 56,000 units. We redeemed approximately 2,000 units pursuant to our Net Capital Proceeds Distribution Program during the three months ended September 30, 2014 for approximately $44,000 (an average repurchase price of approximately $20.00 per unit). For the three months ended September 30, 2014, we received valid redemption requests pursuant to our unit redemption program relating to approximately 22,000 units. We did not redeem any units pursuant to our unit redemption program during the three months ended September 30, 2014.

2014	Total number of units repurchased	Average price paid per unit	Total number of units repurchased as part of publicly announced plans	Maximum number of units that may yet be purchased under the plans
July	-	$-	-	N/A
August	2,000	20.00	2,000		(1)
September	-	-	-	N/A
	2,000	$20.00	2,000

(1)	A description of the maximum number of units that may be purchased under our redemption programs is included under “Unit Redemption Program and Net Capital Proceeds Distribution Program” as discussed in Note H to the accompanying financial statements.

For the nine months ended September 30, 2014, we received valid redemption requests pursuant to our unit redemption program relating to approximately 84,000 units. For the nine months ended September 30, 2014, we received valid redemption requests pursuant to our Net Capital Proceeds Distribution Program relating to approximately 220,000 units. For the nine months ended September 30, 2014, we redeemed approximately 63,000 units as a result of the deaths of limited partners for $1.3 million (an average repurchase price of approximately $20.00 per unit). For the nine months ended September 30, 2014, we redeemed approximately 7,000 units pursuant to our Net Capital Proceeds Distribution Program for $136,000 (an average repurchase price of approximately $20.00 per unit).

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

United Development Funding III, L.P.

	By:	UMTH Land Development, L.P.
Its General Partner

Dated: November 14, 2014		By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer, and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.
(Principal Executive Officer)

Dated: November 14, 2014		By:	/s/ Cara D. Obert
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

