Form 10-K
period 2014-12-31
United Development Funding III, LP
filed 2015-03-31
CIK 1335732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

While there is no established market for the Registrant’s units of limited partnership interest, the Registrant has made an initial public offering of its units of limited partnership interest pursuant to a Registration Statement on Form S-11. The Registrant ceased offering units of limited partnership interest in its primary offering on April 23, 2009. The last price paid to acquire a unit in the Registrant’s primary public offering was $20.00. Effective as of March 6, 2015, the general partner of the Registrant approved an estimated value per unit of the Registrant’s limited partnership interests of $20.00 derived from the estimated value of the Registrant’s assets, less the estimated value of the Registrant’s liabilities, and the execution of the Registrant’s business model, divided by the number of units outstanding. There were approximately 19,258,304 units of limited partnership interest held by non-affiliates at June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 20, 2015, the Registrant had 19,628,168 units of limited partnership interest outstanding.

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-K
Year Ended December 31, 2014

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

We concentrate on making development loans to single-family lot developers who sell their lots to national and regional home builders, as well as making loans in conjunction with our general partner or affiliates of our general partner to entities created by home builders for the acquisition of real property and development of residential lots. We seek to make or acquire loans primarily with respect to projects where the completed subdivision will consist of homes at or below the median price of the U.S. housing market. Please see the financial statements and the notes accompanying the financial statements included in this Annual Report for information regarding our revenues, profits and total assets for each of the last three fiscal years.

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

UMT Holdings, L.P. (“UMT Holdings”) holds 99.9% of the limited partnership interests in our general partner. UMT Services, Inc. (“UMT Services”) owns the remaining 0.1% of the limited partnership interests in our general partner and serves as its general partner. Theodore “Todd” F. Etter, Jr. and Hollis M. Greenlaw, who are directors of UMT Services, own 100% of the equity interests in UMT Services. UMT Services is the general partner and owns 0.1% of the limited partnership interests in UMT Holdings. The remaining 99.9% of the limited partnership interests in UMT Holdings are held as follows as of December 31, 2014: Todd F. Etter (30.00%), Hollis M. Greenlaw (30.00%), Craig A. Pettit (5.00%), Christine A. Griffin (1.95%), Timothy J. Kopacka (4.84%), William E. Lowe (1.06%), Michael K. Wilson (7.41%), Ben L. Wissink (10.09%), Cara D. Obert (4.82%) and Melissa H. Youngblood (4.83%). For more information regarding the relationships of our key personnel to our general partner and its affiliates, see the diagram in “Item 1, Business – Investment Objectives and Policies – Conflicts of Interest” and see “Item 10, Directors, Executive Officers and Corporate Governance – Key Personnel.”

Land Development has been engaged to provide asset management services for four investment partnerships (United Development Funding, L.P. and its subsidiaries (“UDF I”), United Development Funding II, L.P. (“UDF II”), UDF TX Two, LP and United Development Funding Land Opportunity Fund, L.P. (“UDF LOF”)) and one real estate investment trust (United Development Funding IV (“UDF IV”)). Land Development also holds a 99.9% partnership interest in UMTHLD FLF I, L.P., UMTHLD FLF II, L.P. and United Development Funding X, L.P. (“UDF X”), with the remaining 0.1% interest owned by UMT Services. In addition, Land Development owns 100% of the interests in UDF Land GP, LLC, which serves as the general partner of the general partner of UDF LOF, an investment partnership. Please see “Item 1, Business – Investment Objectives and Policies – Conflicts of Interest” for a diagram illustrating the relationships of the aforementioned people and entities. As of December 31, 2014, 23% of our portfolio consists of investments with affiliates of Land Development. For the years ended December 31, 2012, 2013 and 2014, we paid Land Development and its affiliates approximately $9.0 million, $6.5 million and $1.9 million, respectively, for compensation, distributions, and other fees. For the years ended December 31, 2012, 2013 and 2014, we incurred general and administrative – related parties expenses (including amortization of certain fees paid in prior years) to Land Development and its affiliates of approximately $2.8 million, $5.4 million and $1.7 million, respectively. Please see “Item 13, Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons” for a detailed description of these investments, payments and expenses.

On May 15, 2006, our Registration Statement on Form S-11, covering an initial public offering (the “Offering”) of up to 12,500,000 units of limited partnership interest at a price of $20.00 per unit (the “Primary Offering”), was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covered up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (“DRIP”) at a price of $20.00 per unit. On July 3, 2006, we accepted our initial public subscribers as limited partners. We had the right to reallocate the units of limited partnership interest we were offering between the Primary Offering and our DRIP, and we therefore reallocated the units being offered such that 16,500,000 units were offered pursuant to the Primary Offering and 1,000,000 units were offered pursuant to the DRIP. The aggregate offering price for the units was $350 million. The Primary Offering was terminated on April 23, 2009. We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

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

As of December 31, 2014, we had issued an aggregate of 19,545,922 units of limited partnership interest in the Offering and the Secondary DRIP, consisting of 16,499,994 units that have been issued to our limited partners pursuant to our Primary Offering in exchange for gross proceeds of approximately $330.3 million, 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 2,932,607 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $58.7 million, minus 602,939 units of limited partnership interest that have been repurchased pursuant to our unit redemption and net capital proceeds distribution programs for approximately $12.1 million. Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

Our Partnership Agreement provides that we will continue in existence until December 31, 2028, unless sooner terminated as provided in the Partnership Agreement or unless such term is extended by the general partner and the majority vote of the limited partners.

Loan Portfolio

As of December 31, 2014, we had originated 62 loans with an aggregate principal amount of approximately $636.9 million (40 of which were repaid in full by the respective borrowers and 1 loan for which the remaining balance was written-off). As of December 31, 2014, there were approximately $27.4 million of commitments to be funded, including approximately $9.7 million to related parties, under the terms of notes receivable and participation interests. During the years ended December 31, 2012, 2013 and 2014, we originated 0, 0 and 1 loan, respectively, purchased or acquired 0, 1 and 0 loan, respectively, sold 1, 1 and 0 loan participations, respectively, and did not acquire any additional participation interests.

Approximately 95% of the outstanding aggregate principal amount of mortgage notes originated by us as of December 31, 2014 are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 2% are secured by properties located in Arizona. Approximately 60% of the outstanding aggregate principal amount of mortgage notes originated by us as of December 31, 2014 are secured by properties located in the Dallas, Texas area; approximately 25% are secured by properties located in the Austin, Texas area; approximately 5% are secured by properties located in the Lubbock, Texas area; approximately 4% are secured by properties located in the Houston, Texas area; approximately 1% are secured by properties located in the San Antonio, Texas area; approximately 3% are secured by properties located in the Denver, Colorado area; and approximately 2% are secured by properties located in the Kingman, Arizona area.

As of December 31, 2014, we have 21 outstanding loans. Of these, 14 loans, representing approximately 89% of the aggregate principal amount of the outstanding loans, relate to projects that sold finished lots to national or regional homebuilders or projects in which one or more homebuilders hold an option to purchase finished lots and have made a forfeitable earnest money deposit; 14 loans, representing approximately 89% of the aggregate principal amount of the outstanding loans, are made to developer entities whose principals hold ownership interests in projects other than the projects funded by us; and 8 loans, representing approximately 81% of the aggregate principal amount of the outstanding loans, are secured by multiple single-family residential communities.

For further discussion of the collateral associated with our outstanding loans as of December 31, 2014, see “Item 1 – Business – Investment Objectives and Policies – Security” below.

As of December 31, 2014, three entities and their affiliates were included in our notes receivables (including related party transactions) and participation interest – related party that accounted for over 10% of the outstanding balance of our portfolio. These entities include (i) CTMGT LLC, an unaffiliated Texas limited liability company, which comprises approximately 32% of the outstanding balance of our portfolio, and certain of its affiliated entities, which comprise an additional 13% of the outstanding balance; (ii) Buffington Land, Ltd., an unaffiliated Texas limited partnership, which comprises approximately 23% of the outstanding balance of our portfolio, including additional loans to its affiliated entities; and (iii) UDF I, an affiliated Delaware limited partnership, which comprises approximately 19% of the outstanding balance of our portfolio, and additional loans to its affiliated entities, which comprise an additional 4% of the outstanding balance. Our general partner is the asset manager for UDF I.

The average interest rate payable with respect to the 21 loans outstanding as of December 31, 2014 is 13%, and the average term of each loan is approximately 64 months.

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

We intend to reinvest the principal repayments we receive on loans to create or invest in new loans during the term of the Partnership. However, pursuant to Sections 9.6 and 11.3(f) of the Partnership Agreement, any limited partner may provide written notice to the Partnership of its election to receive its share of any future loan principal repayments received by the Partnership. Any capital not reinvested will be used first to return our limited partners’ capital contributions and then to pay distributions to our limited partners. Within 20 years after termination of the Offering, we will either (1) make an orderly disposition of investments and distribute the cash to limited partners or (2) upon approval of limited partners holding more than 50% of the outstanding units, continue the operation of the Partnership for the term approved by the limited partners.

Cash available for distributions consists of the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses that were incurred in connection with the Offering). Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions. Monthly distributions are currently paid to the limited partners as a 9.75% annualized return, assuming a purchase price of $20.00 per unit, on a pro rata basis based on the number of days the limited partner has been invested in the Partnership. Retained earnings would contain a surplus if the cash available for distribution less the 9.5% reserve exceeded the monthly distributions to the general partner and limited partners. Retained earnings would contain a deficit if cash available for distributions less the 9.5% reserve is less than the monthly distributions to the general partner and limited partners. It is the intent of management to monitor and distribute such surplus, if any, on an annual basis.

The chart below summarizes the approximate aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of December 31, 2014 and 2013:

	As of December 31,
	2014		2013
General Partner	$28,497,000	(1)	$24,024,000	(2)
Limited Partners	235,178,000	(3)	197,588,000	(4)
Retained Earnings Reserve	11,663,000		6,663,000
Retained Earnings Deficit	(14,845,000)		(15,323,000)

(1)	approximately $28.5 million paid in cash.

(2)	approximately $24 million paid in cash.

(3)	approximately $162.2 million paid in cash and approximately $73 million reinvested in 3,648,868 units of limited partnership interest under our DRIP and Secondary DRIP.

(4)	approximately $134.3 million paid in cash and approximately $63.3 million reinvested in 3,163,293 units of limited partnership interest under our DRIP and Secondary DRIP.

Security

Each of our outstanding loans may be secured by multiple forms of collateral and, as of December 31, 2014, our loans include the following forms of security:

•	9 loans, representing approximately 17% of the aggregate principal amount of the outstanding loans, include a first lien on the parcels of land under development or to be developed as security for the loan;
•	2 loans, representing approximately 2% of the aggregate principal amount of the outstanding loans, include a second lien on the parcels of land under development or to be developed as security for the loan;
•	12 loans, representing approximately 34% of the aggregate principal amount of the outstanding loans, include a pledge of some or all of the equity interests in the developer entity or other parent entity that owns the borrower entity as security for the loan;
•	3 loans, representing approximately 54% of the aggregate principal amount of the outstanding loans, are secured by a co-investment (which are secured by multiple properties through second liens, pledges of ownership interests and guarantees, as described below);
•	9 loans, representing approximately 64% of the aggregate principal amount of the outstanding loans, include personal guarantees of the principals of the developer entity as security for the loan;
•	11 loans, representing approximately 87% of the aggregate principal amount of the outstanding loans, include reimbursements of development costs due to the developer under contracts with districts and municipalities as security for the loan;

If there is no senior financing for a development project, our lien on the subject parcels is a first priority lien. If there is senior financing, our lien on the subject parcels is subordinate to such financing. We enter each loan prepared to assume or retire any senior debt if necessary to protect our capital. We seek to enter into agreements with third-party lenders that require the third-party lenders to notify us of a default by the developer under the senior debt and allow us to assume or retire the senior debt upon any default under the senior debt.

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

We obtain an appraisal in conjunction with the initial underwriting and origination of each loan in our portfolio. In some cases, we may use an appraisal that has been prepared for another third-party lender, such as a commercial bank. We are not required to reappraise any individual asset; however, we generally will obtain an updated appraisal within 36 months from the date we originate our loan. We expect that the updated appraisals we obtain will cover the next section of the project to be developed. We actively manage our portfolio, reviewing development timelines and budgets, market absorption rates and trends, lot and land prices, homebuilder performance and third-party market studies to evaluate the value of our collateral on a real time and continuous basis.

Underwriting Criteria

When selecting mortgage loans and investments that we intend to originate or purchase, our general partner adheres to the following underwriting criteria:

•	Liens. All loans and investments made by us must be evidenced by a note and are generally secured by (1) a first or subordinate lien recorded against real property, (2) a pledge of the equity interests in the borrower or a special purpose entity holding title to real property, (3) other types of security, such as a pledge of additional assets of the borrower, liens against additional parcels of undeveloped and developed real property and/or the personal guarantees of principals or guarantees of operating entities in connection with the loans, or (4) a combination of the above.
•	Interest Rate. We seek to originate loans bearing interest at rates ranging from 10% to 16% per annum.
•	Term and Amortization. We currently do not have a policy that establishes a minimum or maximum term for the loans we may make, nor do we intend to establish one. Loans typically are structured as notes with payments tied to net cash from the sale of land or developed lots and the release formula created by the senior lender, i.e., the conditions under which principal is repaid to the senior lender, if any.
•	Geographical Boundaries. We may buy or originate loans in any of the 48 contiguous United States. As of December 31, 2014, we have originated loans in Texas, Colorado and Arizona.

As part of our initial evaluation of a potential borrower, we will generally obtain and review personal and entity tax returns, personal and entity financial statements and entity organizational documents and certificates of good standing for each potential borrower or guarantor. In addition, we retain the right to receive updated financial statements and tax returns from any borrower or guarantor as long as our loan is outstanding.

Credit Facility

As of December 31, 2014, we have entered into a credit facility with an aggregate outstanding balance of approximately $11.25 million. See Note E to the accompanying financial statements for a description of this credit facility.

Borrowing Policies

The Partnership Agreement authorizes us to borrow funds up to an amount equal to 70% of the aggregate fair market value of all of our notes receivable. We are permitted by our Partnership Agreement to borrow money to:

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

Our general partner periodically reviews our investment activity to attempt to structure the portfolio so that we do not come within the definition of an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Among other things, our general partner monitors the proportion of our portfolio that is placed in various investments and monitors changes in law. See “Item 1A, Risk Factors – Risks Related to Our Business in General – Limited partners’ returns will be reduced if we are required to register as an investment company under the Investment Company Act.”

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

(1)	Todd F. Etter and Hollis M. Greenlaw each own one-half of the equity interests in UMT Services. Messrs. Etter and Greenlaw and Michael K. Wilson serve as directors of UMT Services. UMT Services serves as general partner of UMTH General Services, L.P. (“General Services”), an affiliate of our general partner, Land Development.

(2)	UMT Services serves as the general partner and owns 0.1% of the limited partnership interests in UMT Holdings. The remaining 99.9% of the limited partnership interests in UMT Holdings are held as follows as of December 31, 2014: Mr. Etter (30.00%), Mr. Greenlaw (30.00%), Craig A. Pettit (5.00%), Timothy J. Kopacka (4.84%), Michael K. Wilson (7.41%), Christine A. Griffin (1.95%), Cara D. Obert (4.82%), William E. Lowe (1.06%), Ben L. Wissink (10.09%) and Melissa H. Youngblood (4.83%).

(3)	UMT Services serves as the general partner and owns 0.1% of the limited partnership interests in each of General Services and Land Development. UMT Holdings owns the remaining 99.9% of the limited partnership interests in each of General Services and Land Development, our general partner. Land Development also serves as the asset manager for UDF I, UDF II, UDF IV and UDF LOF.

(4)	United Development Funding, Inc. is owned 33.75% by each of Messrs. Greenlaw and Etter, 22.5% by Mr. Kopacka, and 10% by Ms. Griffin.

(5)	United Development Funding II, Inc. is owned 50% by each of Messrs. Etter and Greenlaw.

(6)	Land Development owns 100% of the general partnership and limited partnership interests in UDF Land GenPar, L.P.

(7)	General Services serves as the advisor for UMT.

(8)	United Development Funding, Inc. serves as general partner for UDF I and owns a 0.02% general partnership interest, Land Development owns a 49.99% subordinated profits interest, and unaffiliated limited partners own the remaining 49.99% of the interests in UDF I.

(9)	United Development Funding II, Inc. serves as general partner for UDF II and owns a 0.1% general partnership interest, Land Development owns a 49.95% subordinated profits interest, and unaffiliated limited partners own the remaining 49.95% of the interests in UDF II.

(10)	Land Development serves as our general partner and holds a 0.01% general partner interest. Approximately 8,900 limited partners, as of December 31, 2014, own 99.99% of our limited partnership units.

(11)	UDF Land GenPar, L.P. serves as the general partner for UDF LOF and holds a 0.01% general partnership interest. UDF Land GenPar, L.P. also holds a subordinated profit participation interest in UDF LOF. The investors who purchased units in the private offering by UDF LOF own 99.9% of the limited partnership interests. As of December 31, 2014, approximately 615 limited partners held interests in UDF LOF.

(12)	General Services serves as the advisor to UDF IV. Land Development serves as the asset manager to UDF IV. UMT Holdings owns 10,000 of UDF IV’s shares of beneficial interest as of December 31, 2014.

In addition to the affiliate relationships described above, certain of the principals of UMT Holdings, including Messrs. Etter, Greenlaw, Wilson and Wissink, Ms. Youngblood and Ms. Obert, are also principals, directors, officers and/or equity holders of UDFH General Services, L.P., a Delaware limited partnership (“UDFH GS”) and UDFH Land Development, L.P., a Delaware limited partnership (“UDFH Land”). UDFH GS serves as the co-advisor to United Development Funding Income Fund V, a Maryland real estate investment trust that intends to qualify as a REIT under federal income tax laws (“UDF V”). UDFH Land serves as the asset manager to UDF V. UDF V engages in the same or similar businesses in which we engage.

Because we were organized and are operated by our general partner, conflicts of interest will not be resolved through arm’s length negotiations but through the exercise of our general partner’s judgment consistent with its equal fiduciary responsibilities to our limited partners and the limited partners of each of the other partnerships for which our general partner serves as general partner and our investment objectives and policies. Our general partner uses its best efforts to assure that we are treated at least as favorably as any other affiliated program. Furthermore, our Partnership Agreement provides that our general partner will have no liability, and that we will indemnify our general partner for any obligations, losses, damages, costs or other liabilities, arising out of any action or failure to act that the general partner in good faith determines was in our best interest, provided its action or failure to act did not constitute negligence or misconduct. See “Item 13, Certain Relationships and Related Transactions, and Director Independence – Policies and Procedures for Transactions with Related Persons,” for a discussion of our policies and procedures for resolving potential conflicts of interest.

Housing Industry

During 2014, the U.S. housing market recovery that began in 2012 continued, with annual increases in the volume of new home sales, single-family starts and single-family permits. Housing affordability remains strong compared to historical levels, even as home prices continued to increase in 2014. We believe the main drivers of housing demand are the continued improvement in job creation and wages which have contributed to the highest consumer confidence levels since 2007. Household formations, a housing metric that had been lagging in the housing recovery, increased significantly during 2014. We believe that demand for new homes will strengthen further in 2015 as the U.S. economy continues to improve, although the improvement may be uneven from market to market based on local economic conditions. We also believe that the Federal Housing Finance Agency’s (“FHFA”) recent lowering of down payment requirements for Fannie Mae (Federal National Mortgage Association) and Freddie Mac (Federal Home Loan Mortgage Corporation) mortgage programs and the Federal Housing Administration’s decrease in mortgage insurance premiums are incremental positives for housing demand in 2015.

Competition

Real estate financing is a very competitive industry. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, real estate investment trusts, other real estate limited partnerships and other entities engaged in real estate investment activities, many of which have greater resources than we do and may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the proliferation of the Internet as a tool for loan origination has made it very inexpensive for new competitors to participate in the real estate finance industry. Our ability to make or purchase a sufficient number of loans and investments to meet our objectives will depend on the extent to which we can compete successfully against these other lenders, including lenders that may have greater financial or marketing resources, greater name recognition or larger customer bases than we have. Our competitors may be able to undertake more effective marketing campaigns or adopt more aggressive pricing policies than we can, which may make it more difficult for us to attract customers. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

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

Financial Information About Industry Segments

Our current business consists of originating, acquiring and managing mortgage loans on real property, acquiring participation interests in land and development loans on real property and issuing or acquiring an interest in credit enhancements to borrowers. We internally evaluate our activities as one industry segment, and, accordingly, we do not report segment information.

Available Information

We electronically file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the U.S. Securities and Exchange Commission (the “SEC”). Copies of our filings with the SEC may be obtained from the web site maintained by our sponsor at http://www.udfonline.com or at the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge. We are not incorporating our sponsor’s website or any information from the website into this Annual Report on Form 10-K.

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

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our general partner in the identification of real estate loans and the determination of any financing arrangements. Investors must rely entirely on the management ability of our general partner. We cannot be sure that our general partner will be successful in obtaining suitable investments on financially attractive terms or at all, or that, if it makes investments on our behalf, our objectives will be achieved. If we, through our general partner, are unable to find suitable investments, it will be solely at the discretion of our general partner what action, if any, will be taken. In such an event, our ability to achieve our investment objectives and pay distributions to our limited partners would be adversely affected.

Competition with third parties in financing properties may reduce our profitability and the return on our limited partners’ investments.

Real estate financing is a very competitive industry. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, real estate investment trusts, other real estate limited partnerships, institutional investors, homebuilders, developers and other entities engaged in real estate investment activities, many of which have greater resources than we do and may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the proliferation of the Internet as a tool for real estate acquisitions and loan origination has made it very inexpensive for new competitors to participate in the real estate investment and finance industry. Our ability to make or purchase a sufficient number of loans and investments to meet our objectives will depend on the extent to which we can compete successfully against these other lenders, including lenders that may have greater financial or marketing resources, greater name recognition or larger customer bases than we have. Our competitors may be able to undertake more effective marketing campaigns or adopt more aggressive pricing policies than we can, which may make it more difficult for us to attract customers. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.

Deterioration in the homebuilding industry or economic conditions could decrease demand and pricing for new homes and residential home lots and have additional adverse effects on our operations and financial results.

Developers to whom we will make senior and subordinated loans and with whom we enter into subordinate debt positions may use the proceeds of our loans and investments to develop raw real estate into residential home lots. The developers obtain the money to repay our loans by selling the residential lots to homebuilders or individuals who build single-family residences on the lots, by selling the land or by obtaining replacement financing from other lenders. The developer’s ability to repay our loans is based primarily on the amount of money generated by the developer’s sale of its land or residential lots.

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

Demand for new homes is sensitive to changes in housing affordability. Most new home purchasers finance their home purchases through lenders providing mortgage financing. Since 2007, the mortgage lending industry has experienced significant changes. As a result of increased default rates and governmental initiatives to improve capital ratios, many mortgage lenders have tightened credit requirements and reduced residential mortgage lending. Fewer loan products, with stricter loan underwriting standards and higher down payment requirements, have made it more difficult for many potential homebuyers to finance the purchase of homes. Increases in interest rates may make houses more difficult to afford. Lack of availability of mortgage financing at acceptable rates reduces demand for homes.

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

We may suffer from delays in locating suitable investments, which could adversely affect the return on limited partners’ investments.

We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our general partner and referrals by borrowers, developers, commercial lenders, homebuilders and other referral sources. Losses during the housing downturn combined with continuing capital constraints have reduced the number of real estate lenders able or willing to finance development, construction and the purchase of homes, thus reducing the number of developers that are able to receive such financing. In the event that developers fail or reduce the number of their development projects, resulting in a reduction of new loan applicants, or the supply of referrals by borrowers, developers, commercial lenders and homebuilders decreases, the availability of investments for us would also decrease, which may reduce our ability to pay distributions to our limited partners.

Increases in interest rates could increase the risk of default under our development loans.

Developers to whom we make loans and with whom we enter into subordinate debt positions may use the proceeds of our loans and investments to develop raw real estate into residential lots. The developers obtain the money to repay our loans by reselling the land or residential lots to homebuilders or individuals who build single-family residences on the lots or by obtaining replacement financing from other lenders. The developer’s ability to repay our loans is based primarily on the amount of money generated by the developer’s sale of their land or residential lots. If interest rates increase and/or consumer mortgage credit standards tighten, the demand for single-family residences is likely to decrease. In such an interest rate and/or mortgage climate, developers to whom we have loaned money may be unable to generate sufficient income from the sale of land or residential lots to repay our loans. Accordingly, increases in single-family mortgage interest rates and/or the tightening of consumer mortgage credit standards could cause the number of homebuyers to decrease, which would increase the likelihood of defaults on our loans and, consequently, reduce our ability to pay distributions to our limited partners.

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

The loans we make as part of our investments will generally be secured by collateral that is already encumbered, so our loans may have a higher risk than conventional real estate loans on residential properties.

We plan to originate and purchase loans to affiliated and unaffiliated third parties on land to be developed into residential lots. Our goal is to obtain a first or subordinate lien on the underlying real property to secure our loans, or a pledge of the equity ownership interests in the borrower itself to secure our loans, either as the sole collateral or in addition to our lien on the underlying real property. In some instances where the subject parcel is encumbered by a lien in favor of a third party other than us, we may, at our option, become the senior lender in order to protect the priority of our lien on the parcels. Our loans may also be secured by other assets of the borrower. While we will seek to obtain a guarantee of the borrower and/or its parent companies to further secure the borrower’s obligations to us, we cannot assure our limited partners that we will obtain such a guarantee in all cases. If a default occurs under one or more of our loans, payments to us could be reduced or postponed. Further, in the event of a default, we may be left with a security or ownership interest in an undeveloped or partially developed parcel of real estate, which may have less value than a developed parcel. The guarantee of the borrower and/or its parent companies and other pledged assets, if any, may be insufficient to compensate us for any difference in the amounts due to us under a loan and the value of our interest in the subject parcel.

Decreases in the value of the property underlying our loans may decrease the value of our assets.

We may obtain a first or subordinate lien on the underlying real property to secure our loans (mortgage loans). In instances where we do not have a lien on the underlying real property, we may obtain a pledge of all of the equity ownership interests of the borrower entity itself to secure such loans and/or a pledge of the equity ownership interests of the borrower entity or other parent entity that owns the borrower entity (so-called “mezzanine loans”). We also may require a pledge of additional assets of the borrower, liens against additional parcels of undeveloped and developed real property and/or the personal guarantees of principals or guarantees of operating entities in connection with our secured loans. To the extent that the value of the property that serves as security for these loans or investments is lower than we expect, the value of our assets, and consequently our ability to pay distributions to our limited partners, will be adversely affected.

We are subject to the general market risks associated with real estate development.

Our financial performance depends on the successful development or sale of the real estate parcels that serve as security for the loans we make to developers and that will be the subject of our participation agreements with borrowers. As a result, we are subject to the general market risks of real estate development, including weather conditions, the price and availability of materials used in the development of the lots, environmental liabilities and zoning laws, and numerous other factors that may materially and adversely affect the success of the development projects. In the event the market softens, the developer may require additional funding and such funding may not be available. In addition, if the market softens, the amount of capital required to be advanced and the required marketing time for such development may both increase, and the developer’s incentive to complete a particular real estate development may decrease. Such circumstances may reduce our profitability and the return on the limited partners’ investments.

Our past performance and the prior performance of real estate investment programs sponsored by affiliates of our general partner may not be an indication of our future results.

We were formed in June 2005 and our general partner was formed in March 2003. Although key personnel of our general partner are experienced in operating businesses similar to our business, investors should not rely on our past performance or the past performance of any other businesses of our key personnel, general partner, or affiliates to predict our future results. To be successful in this market, we must, among other things:

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

Our success depends to a significant degree on the diligence, experience and skill of certain executive officers and other certain key personnel of our general partner, including Todd F. Etter, Hollis M. Greenlaw, Michael K. Wilson, Ben L. Wissink, Melissa H. Youngblood and Cara D. Obert. The individuals are not bound by employment agreements. If any such individuals were to cease their affiliation with our general partner or its affiliates, our operating results could suffer. Our general partner, or affiliates of our general partner, maintain key person life insurance policy on Mr. Hollis M. Greenlaw. We have not obtained life insurance policies on any other key personnel involved in our operations and, therefore, have no insulation against extraneous events that may adversely affect their ability to implement our investment strategies. We believe that our future success depends, in large part, upon our general partner’s ability to hire and retain highly skilled personnel. We cannot assure limited partners that we will be successful in attracting and retaining such personnel. The loss of any key person could harm our business, financial condition, cash flow and results of operations. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategy could be delayed or hindered.

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

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our investor relationships. As our reliance on technology increases, so will the risks posed to our information systems, both internal and those we outsource. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions, which could have a negative impact on our financial results, operations, business relationships or confidential information.

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationships with our general partner and its affiliates, including the material conflicts discussed below. When conflicts arise between us and our general partner and its affiliates, they may not be resolved in our favor, which could cause our operating results to suffer.

Our general partner and/or its affiliates may have equity interests and/or profit participations in projects for which we provide financing, and we may have a greater incentive to make loans and/or provide credit enhancements to preserve and/or enhance our economic interest or the economic interest of our general partner and/or its affiliates in such projects.

We expect to make loans and/or provide credit enhancement transactions to our general partner and/or its affiliates. If our general partner and/or its affiliates have an equity interest or participation interest in a project that requires a loan or credit enhancement, we and our general partner may have a greater incentive to make a loan or credit enhancement to preserve and/or enhance our economic interest or the economic interest of our general partner and/or its affiliates in such project.

Investment opportunities may not be allocated equitably among us and the other United Development Funding programs.

Our general partner is an affiliate of the other United Development Funding programs (UDF I, UDF II, UDF IV, UDF LOF and UDF V), all of which engage in the same or similar businesses in which we engage. Our general partner and its affiliates will seek to equitably allocate among us and these other United Development Funding programs all investment opportunities of which they become aware. We have entered into an Allocation Policy Agreement pursuant to which we may invest in the same loans and transactions as the other United Development Funding programs, except that UDF V will not invest with us or other affiliates in the same loans. Pursuant to the Allocation Policy Agreement, investment opportunities may be allocated among the United Development Funding programs based upon each fund’s risk profile and the cash available for investment in each fund. However, circumstances may arise, due to availability of capital or other reasons, when our general partner and its affiliates are not able to equitably allocate investments to us. Our general partner may determine that we will not invest in otherwise suitable investments in which one or more of the other United Development Funding programs invest, in order for us to avoid unrelated business taxable income, or “UBTI,” which is generally defined as income derived from any unrelated trade or business carried on by a tax-exempt entity or by a partnership of which it is a member, and which is generally subject to taxation. We cannot assure our limited partners that we will be able to invest in all suitable opportunities of which our general partner becomes aware.

Our general partner and its affiliates may form other companies that will engage in the same businesses as we do, and investment opportunities may not be allocated equitably among us, the other United Development Funding programs and such other companies.

Our general partner and its affiliates may engage in additional real estate-related activities in the future, including the activities in which we engage, and may form new entities to engage in these activities. When new companies are formed for the purpose of engaging in the businesses in which we engage, our general partner and its affiliates intend to equitably allocate among us, the other United Development Funding programs, and such other companies all investment opportunities of which they become aware. We cannot assure our limited partners that the allocation of investment opportunities will be equitable.

Certain of the principals of our general partner will face conflicts of interest relating to the extension and purchase of loans, and such conflicts may not be resolved in our favor.

Certain of the principals of our general partner, including Mr. Etter, Mr. Greenlaw, Michael K. Wilson, Ben L. Wissink, Melissa H. Youngblood and Cara D. Obert, are also principals, directors, officers and equity holders of other entities, including UDF I, UDF II, UDF IV, UDF V, UDF LOF, UMT Holdings and/or UMT Services. These multiple responsibilities may create conflicts of interest for these individuals if they are presented with opportunities that may benefit us and their other affiliates. These individuals may be incentivized to allocate opportunities to other entities rather than to us if they are more highly compensated based on investments made by other entities. In determining which opportunities to allocate to us and to their other affiliates, these individuals will consider the investment strategy and guidelines of each entity. Because we cannot predict the precise circumstances under which future potential conflicts may arise, we intend to address potential conflicts on a case-by-case basis. There is a risk that our general partner will choose an investment for us that provides lower returns to us than a loan made by one of our affiliates. Our Partnership Agreement provides that it shall be deemed not to be a breach of any obligation our general partner has to us or our limited partners for the general partner or its affiliates to engage in other business activities in preference to or to the exclusion of us. The Partnership Agreement also expressly states that the general partner has no obligation to present business opportunities to us.

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

As of December 31, 2014, we have not entered into any joint ventures. As of December 31, 2014, we have co-invested in 1 loan originated by an affiliate, UMT, with an outstanding balance of approximately $74.7 million. In addition, as of December 31, 2014, one affiliate, UDF IV, has participated in 7 loans we have originated for approximately $27 million, and another affiliate, UDF LOF, has participated in 3 loans we have originated for approximately $15.9 million. See “Item 13, Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons” for further discussion of these investments.

Our general partner faces additional conflicts of interest relating to management relationships with affiliated entities and may make decisions that disproportionately benefit one or more of our affiliated entities instead of us.

Affiliates of our general partner serve as the advisor for UDF IV, UMT and UDF V, all of which engage in the same businesses as us. Our general partner also serves as the asset manager for UDF I, UDF II, UDF LOF and UDF IV. An affiliate of our general partner also serves as the asset manager for UDF V. Because our general partner and its affiliates have advisory and management arrangements with UMT and the other United Development Funding programs, it is likely that they will encounter opportunities to invest in or acquire interests in secured loans, participations and/or properties to the benefit of UMT or one of the United Development Funding programs, but not others. Our general partner or its affiliates may make decisions to finance certain properties, which decisions might disproportionately benefit UMT or another United Development Funding program other than us. In such event, our results of operations and ability to pay distributions to our limited partners could be adversely affected.

Because our general partner and its affiliates are affiliated with UMT and the other United Development Funding programs, agreements and transactions among the parties with respect to any loan participation among two or more of such parties will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these loan participation arrangements, we may not have a first priority position with respect to the underlying collateral. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. In addition, to the extent that our co-venturer is an affiliate of our general partner, certain conflicts of interest will exist.

Employees of our general partner or its affiliates will face conflicts of interest relating to the allocation of their time and other resources among the various entities that they serve or have interests in, and such conflicts may not be resolved in our favor.

Certain of the employees of our general partner or its affiliates will face competing demands relating to their time and resources because they are also affiliated with entities with investment programs similar to ours, and they may have other business interests as well, including business interests that currently exist and business interests they develop in the future. Because these persons have competing interests for their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. As a result, they may devote less time and resources to our business than is necessary. If this occurs, our business, financial condition and results of operations may suffer.

There is no separate counsel for certain of our affiliates and us, which could result in conflicts of interest.

Morris, Manning & Martin, LLP acts as legal counsel to us, our general partner and certain of its affiliates. If the interests of the various parties become adverse, under the professional responsibility rules applicable to the legal profession, Morris, Manning & Martin, LLP may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of the general partner or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected.

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

We may invest up to 25% of the gross offering proceeds in loans to purchase unimproved land, and as of December 31, 2014, we have invested 2% of the gross offering proceeds in such loans. For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics: (a) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

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

We expect that we will be the junior lender with respect to many of our loans. We may invest in (a) second mortgage loans (some of which are also secured by pledges), which investments represent 1% of the gross offering proceeds as of December 31, 2014; (b) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 62% of the gross offering proceeds as of December 31, 2014; (c) mezzanine loans (which are secured by pledges), which investments represent 34% of the gross offering proceeds as of December 31, 2014; and (d) wraparound mortgage loans, which investments represent 0% of the gross offering proceeds as of December 31, 2014. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Substantially all of our loans will require balloon payments or payments tied to net cash, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments or payments tied to net cash from the sale of land or developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any), and as of December 31, 2014, 100% of our loans have balloon payments or payments tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments or payments tied to net cash are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the land or developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments or payments tied to net cash. Furthermore, a substantial period of time may elapse before a balloon payment or a payment tied to net cash becomes due. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into loans with balloon payments or payments tied to net cash. In addition, our loans typically include an interest reserve in the loan amount. If such reserve is insufficient, the loan-to-value ratio for that loan could increase above generally acceptable levels. In the event of a defaulted loan, the underlying collateral may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less diversity and may increase risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 5% of the total amount raised in the Offering, or (b) $2.5 million to $12.5 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our investments in loans to or from any one borrower will not exceed an amount greater than 20% of the total capital contributions raised in the Offering, and as of December 31, 2014, our largest investment in a loan to or from any one borrower was equal to 16% of the total capital contributions raised in the offering. Our investments in loans to or from any one borrower are calculated based on the aggregate amount of capital contributions raised in the Offering actually used to make or invest in loans with such borrower.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of December 31, 2014, we have invested 51% of our offering proceeds in 12 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

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

Our loans require that borrowers carry adequate insurance for our benefit. Some events are, however, either uninsurable or insurance coverage is economically not practicable. Losses from earthquakes, floods or mudslides, for example, may be uninsured and cause losses to us on entire loans. If a borrower allows insurance to lapse, an event of loss could occur before we become aware of the lapse and have time to obtain insurance ourselves. Insurance coverage may be inadequate to cover property losses, even though our general partner imposes insurance requirements on borrowers that it believes are adequate.

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

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as of December 31, 2014, the highest interest rate we have charged on an annualized basis does not exceed 18%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our limited partners.

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

While we may enter into loans and agreements with respect to properties throughout the United States, we have thus far funded loans relating to properties located in Texas, Colorado and Arizona. If the residential real estate market or general economic conditions in these geographic areas decline, the developers’ ability to sell completed project parcels located in these areas may be impaired, we may experience a greater rate of default on the loans we make with respect to properties in these areas and the value of the parcels that secure our loans in these areas could decline. Any of these events could materially adversely affect our business, financial condition or results of operations more so than if our investments were more geographically diversified.

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

If the Internal Revenue Service were to classify us as a publicly traded partnership, we could be taxable as a corporation. If we were taxed as a corporation, we would have less cash available for distributions to limited partners. Additionally, distributions from us would be treated as portfolio income. Portfolio income cannot be offset by losses attributable to passive activities. We cannot assure limited partners that the Internal Revenue Service will not challenge our conclusion that we are not a publicly traded partnership or that we will not be treated as a publicly traded partnership at some time in the future due to the following factors:

•	the complex nature of the Internal Revenue Code safe harbors;
•	the lack of interpretive guidance with respect to such provisions; and
•	the speculative nature of the facts underlying any determination in this regard.

The deductibility of losses will be subject to passive loss limitations, and therefore their deductibility will be limited.

Limited partnership units will be allocated their pro rata share of our tax losses. Section 469 of the Internal Revenue Code limits deductions for losses attributable to passive activities, which are defined generally as activities in which the taxpayer does not materially participate. Any of our tax losses allocated to investors will be characterized as passive losses, and accordingly, the deductibility of such losses will be subject to Section 469 limitations. Losses from passive activities are generally deductible only to the extent of a taxpayer’s income or gains from passive activities and will not be allowed as an offset against other income, including salary or other compensation for personal services, active business income or “portfolio income,” which includes non-business income derived from dividends, interest, royalties, annuities and gains from the sale of property held for investment. Accordingly, limited partners may receive no current benefit from their share of our tax losses unless they are currently realizing passive income from other sources.

The Internal Revenue Service may challenge our allocations of profit and loss, and any reallocation of items of income, gain, deduction or credit could reduce anticipated tax benefits.

The Internal Revenue Service may successfully challenge the allocations made pursuant to the Partnership Agreement and reallocate items of income, gain, loss, deduction and credit in a manner that reduces anticipated tax benefits. The tax rules applicable to allocation of items of taxable income, loss, deduction and credit are complex. The ultimate determination of whether allocations made by us will be respected by the Internal Revenue Service will depend upon facts that will occur in the future and that cannot be predicted with certainty or completely controlled by us. If the allocations we use are not respected, limited partners could be required to report greater taxable income or less taxable loss with respect to an investment in us and, as a result, pay more tax and associated interest and penalties. Our limited partners might also be required to incur the costs of amending their individual income tax returns.

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

If limited partners purchase units through their IRA, or if limited partners act as trustees of an IRA or other fiduciary of a retirement plan considering an investment in units, they must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our investments have not generated sufficient income at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code likely will require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units without any corresponding cash distributions with which to pay the income tax liability attributable to any such distribution. Also, fiduciaries of a retirement plan should consider that, for distributions subject to mandatory income tax withholding under Section 3405 of the Internal Revenue Code, the fiduciary may have an obligation, even in situations involving in-kind distributions of units, to liquidate a portion of the in-kind units distributed in order to satisfy such withholding obligations. There may also be similar state and/or local tax withholding or other obligations that should be considered.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our limited partnership units, and we do not expect that one will develop. This illiquidity creates a risk that a limited partner may not be able to sell units at a time or price acceptable to the limited partner. In February 2009, the Financial Industry Regulatory Authority (“FINRA”) issued a notice to broker-dealers that sell units of non-traded real estate direct participation programs, such as the Partnership. This notice informed broker-dealers that they may not report in a customer account statement an estimated unit value that is developed from data more than 18 months old, which in effect requires non-traded direct participation programs to provide broker-dealers with an estimated value per unit of limited partnership interest within 18 months of the completion of their offering stage. We completed our offering stage in April 2009. Accordingly, to meet FINRA guidelines, effective as of each of October 22, 2010, March 6, 2012, September 6, 2013, and March 6, 2015, Land Development, our general partner, approved an estimated value of our units of limited partnership interest equal to $20.00 per unit. In making a determination of the estimated value of our units, Land Development assessed our assets, less liabilities, per unit and the execution of our business model set forth in the prospectus regarding our initial public offering of limited partnership interests. Land Development also engaged an independent firm specializing in the valuation of businesses, partnerships and intellectual property, which derived a range of estimated values per unit using various valuation analyses.

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

The value of the Partnership’s units will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. The Partnership will update the estimated unit value from time to time, and our general partner may engage an independent valuation firm to assist in this valuation. The Partnership currently expects to update its estimated unit value within 12 to 18 months of March 6, 2015, unless earlier required pursuant to applicable regulations, which may also require a different valuation methodology than the methodology previously used by the Partnership.

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

Our general partner will determine from time to time whether the Partnership has sufficient excess cash from operations to repurchase units. As stated above, effective May 16, 2013, the unit redemption program was limited only to the death or other involuntary exigent circumstances of a limited partner. Therefore, limited partners wishing to redeem their units after such date may do so only pursuant to Sections 9.6 and 11.3(f) of the Partnership Agreement. Under such sections of the Partnership Agreement, any limited partner (an “Electing Partner”) may provide written notice to the Partnership of its election to receive its share of any future net capital proceeds (the “Net Capital Proceeds Distribution Program”) received by the Partnership that the Partnership decides to reinvest in additional loans. If the Partnership ultimately decides to not reinvest net capital proceeds received by the Partnership in additional loans, such net capital proceeds shall not be eligible to be paid to Electing Partners pursuant to the Net Capital Proceeds Distribution Program, but shall be distributed in accordance with the other distribution provisions of the Partnership Agreement. The election to participate in the Net Capital Proceeds Distribution Program will result in the redemption of that portion of units held by the Electing Partner corresponding in dollar amount to the share of net capital proceeds distributed to the Electing Partner. In addition, the election to participate in the Net Capital Proceeds Distribution Program will automatically and immediately cause the withdrawal of all of the Electing Partner’s pending requests for redemption pursuant to the Partnership’s unit redemption program, and the Electing Partner shall not be eligible to make any further requests for redemption pursuant to the unit redemption program. For the year ended December 31, 2014, we redeemed approximately 63,000 units relating to death redemptions for $1.3 million (an average repurchase price of approximately $20.00 per unit). We did not redeem any units as a result of involuntary exigent circumstances. For the year ended December 31, 2014, we redeemed approximately 9,000 units pursuant to our Net Capital Proceeds Distribution Program for $178,000 (an average repurchase price of approximately $20.00 per unit). For the year ended December 31, 2013, we redeemed approximately 178,000 units relating to death redemptions for $3.6 million (an average repurchase price of approximately $20.00 per unit), and approximately 15,000 units as a result of involuntary exigent circumstances for $295,000 (an average repurchase price of approximately $20.00 per unit). For the year ended December 31, 2013, we redeemed approximately 3,000 units pursuant to our Net Capital Proceeds Distribution Program for $56,000 (an average repurchase price of approximately $20.00 per unit). For further discussion of redemptions, see Note H, “Unit Redemption Program and Net Capital Proceeds Distribution Program” to our accompanying financial statements.

For the three months ended December 31, 2014, we received valid redemption requests pursuant to our Net Capital Proceeds Distribution Program relating to approximately 34,000 units. We redeemed approximately 2,000 units pursuant to our Net Capital Proceeds Distribution Program during the three months ended December 31, 2014 for approximately $42,000 (an average repurchase price of approximately $20.00 per unit). For the three months ended December 31, 2014, we received valid redemption requests pursuant to our unit redemption program relating to approximately 10,000 units. We did not redeem any units pursuant to our unit redemption program during the three months ended December 31, 2014.

2014	Total number of units repurchased	Average price paid per unit	Total number of units repurchased as part of publicly announced plans	Maximum number of units that may yet be purchased under the plans
October	-	$-	-	N/A
November	2,000	20.00	2,000	(1)
December	-	-	-	N/A
	2,000	$20.00	2,000

(1)	A description of the maximum number of units that may be purchased under our redemption programs is included under “Unit Redemption Program and Net Capital Proceeds Distribution Program” as discussed in Note H to the accompanying financial statements.

The Partnership complies with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480-10, Distinguishing Liabilities from Equity, which requires, among other things, that financial instruments that represent a mandatory obligation of the Partnership to repurchase limited partnership units be classified as liabilities and reported at settlement value. We believe that limited partnership units tendered for redemption by the unit holder under the Partnership’s unit redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our general partner, and that limited partnership units tendered for redemption by the unit holder under the Net Capital Proceeds Distribution Program do not represent a mandatory obligation until our general partner determines, in its sole discretion, to reinvest net capital proceeds received by the Partnership in additional loans. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of December 31, 2014, we did not have any approved redemption requests included in our liabilities.

Holders

As of March 20, 2015, we had 19,628,168 limited partnership units outstanding that were held by a total of approximately 8,900 limited partners.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan pursuant to which investors may elect to have a portion or the full amount of their distributions from us reinvested in additional units. As of December 31, 2014, we were offering 5,000,000 units for sale pursuant to our Secondary DRIP at $20.00 per unit, which will be available until we sell all $100,000,000 worth of units being offered pursuant to the Secondary DRIP; provided, however, that our general partner may terminate the offering of units pursuant to the Secondary DRIP at any earlier time.

Distributions

Cash available for distributions represents the cash funds received by us from operations (other than net proceeds from a capital transaction) that produce proceeds from (i) the repayment of principal or prepayment of a mortgage to the extent classified as a return of capital for federal income tax purposes, (ii) the foreclosure, sale, exchange, condemnation, eminent domain taking or other disposition of a mortgage loan or of a property subject to a mortgage, or (iii) insurance or a guarantee with respect to a mortgage, including, without limitation, interest, points, revenue participations in property appreciation and interest or dividends from interim investments or proceeds from borrowings, if appropriate, less all cash used to pay Partnership expenses and debt payments and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses that were incurred in connection with the Offering). Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions, in addition to the payments made to our general partner and related parties that are described in “Item 13, Certain Relationships and Related Transactions, and Director Independence.”

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

The chart below summarizes the aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of December 31, 2014 and 2013:

	As of December 31,
	2014		2013
General Partner	$28,497,000	(1)	$24,024,000	(2)
Limited Partners	235,178,000	(2)	197,588,000	(4)
Retained Earnings Reserve	11,663,000		6,663,000
Retained Earnings Deficit	(14,845,000)		(15,323,000)

(1)	approximately $28.5 million paid in cash.

(2)	approximately $24 million paid in cash.

(3)	approximately $162.2 million paid in cash and approximately $73 million reinvested in 3,648,868 units of limited partnership interest under our DRIP and Secondary DRIP.

(4)	approximately $134.3 million paid in cash and approximately $63.3 million reinvested in 3,163,293 units of limited partnership interest under our DRIP and Secondary DRIP.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets, including the distributions to our general partner described above, and the general and administrative – related parties expenses for the years ended December 31, 2014 and 2013. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

	For the Years Ended December 31,
	2014	2013
Payments to General Partner and Related Parties	$1,935,000	$6,515,000
Total General and Administrative Expenses
to General Partner and Related Parties	$1,690,000	$5,352,000

For the year ended December 31, 2014, we have made the following distributions to our limited partners:

Period Ended	Date Paid	Distribution Amount
December 31, 2013	January 24, 2014	$3,163,381
January 31, 2014	February 24, 2014	3,170,075
February 28, 2014	March 24, 2014	2,868,697
March 31, 2014	April 24, 2014	3,182,949
April 30, 2014	May 22, 2014	3,077,521
May 31, 2014	June 24, 2014	3,185,860
June 30, 2014	July 24, 2014	3,088,927
July 31, 2014	August 22, 2014	3,198,847
August 31, 2014	September 24, 2014	3,205,746
September 30, 2014	October 24, 2014	3,108,436
October 31, 2014	November 22, 2014	3,218,805
November 30, 2014	December 24, 2014	3,121,098
		$37,590,342

For the year ended December 31, 2014, we paid distributions of $37,590,342 ($27,878,859 in cash and $9,711,483 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $46,257,821. For the year ended December 31, 2013, we paid distributions of $36,913,582 ($26,911,549 in cash and $10,002,033 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $43,733,832. For the period from our inception through December 31, 2014, we paid distributions of approximately $235.2 million (approximately $162.2 million in cash and approximately $73 million in limited partnership units pursuant to our DRIP and Secondary DRIP), as compared to cumulative cash flows from operations of approximately $289.8 million and cumulative net income of approximately $279.0 million.

The distributions to our limited partners paid during the years ended December 31, 2014 and 2013, along with the amount of distributions reinvested pursuant to our Secondary DRIP and the sources of our distributions were as follows:

	For the Years Ended December 31,
	2014		2013
Distributions paid in cash	$27,878,859		$26,911,549
Distributions reinvested	9,711,483		10,002,033
Total distributions	$37,590,342		$36,913,582
Source of distributions:
Cash flows from operations	$37,590,342	100%	$36,913,582	100%
Total sources	$37,590,342	100%	$36,913,582	100%

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

On May 15, 2006, our Registration Statement on Form S-11 (Registration No. 333-127891), covering a public offering of 17,500,000 of our units of limited partnership interest, was declared effective under the Securities Act of 1933, as amended. The aggregate offering price for the units under the Offering was $350 million. At the time of effectiveness, the Registration Statement covered up to 12,500,000 units of limited partnership interest at a price of $20.00 per unit pursuant to the Primary Offering and up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP at a price of $20.00 per unit. We had the right to reallocate the units of limited partnership interest we were offering between the Primary Offering and our DRIP and we therefore reallocated the units being offered such that 16,500,000 units were offered pursuant to the Primary Offering and 1,000,000 units were offered pursuant to the DRIP. The Primary Offering was terminated on April 23, 2009. We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

On June 9, 2009, we held a special meeting of our limited partners as of April 13, 2009, at which our limited partners approved three proposals to amend certain provisions of our Partnership Agreement for the purpose of making available additional units of limited partnership interest for sale pursuant to the Secondary DRIP. On June 12, 2009, we registered 5,000,000 additional units to be offered pursuant to our Secondary DRIP at our estimated unit value, as determined by our general partner, in a Registration Statement on Form S-3 (File No. 333-159939), which became effective immediately upon filing with the SEC. As such, we ceased offering units under the DRIP as of July 21, 2009 and concurrently commenced our current offering of units pursuant to the Secondary DRIP. The aggregate offering price for the units being offered pursuant to the Secondary DRIP is $100,000,000. The Secondary DRIP will be available until we sell all $100,000,000 worth of units being offered; provided, however, that our general partner may terminate the offering of units pursuant to the Secondary DRIP at any earlier time. Effective as of March 6, 2015, our general partner approved a revised estimated unit value of $20.00 per unit. Accordingly, $20.00 is the price per unit used for the purchases of units pursuant to the Secondary DRIP until such time as the general partner provides a new estimated unit value.

Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

On July 3, 2006, we accepted our initial public subscribers as limited partners. Since such time, we admitted new investors at least monthly until the Primary Offering was terminated on April 23, 2009. As of December 31, 2014, we had issued an aggregate of 19,545,922 units of limited partnership interest in the Primary Offering, the DRIP and the Secondary DRIP, consisting of 16,499,994 units that have been issued to our limited partners pursuant to the Primary Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to limited partners in accordance with our DRIP in exchange for gross proceeds of approximately $14.3 million, and 2,932,607 units of limited partnership interest issued to limited partners in accordance with our Secondary DRIP in exchange for gross proceeds of approximately $58.7 million, minus 602,939 units of limited partnership interest that have been repurchased pursuant to our unit redemption and net capital proceeds distribution programs for approximately $12.1 million. Of the offering costs paid as of December 31, 2014, approximately $11.2 million was paid to our general partner or its affiliates for organizational and offering expenses, and approximately $28.4 million was paid to non-affiliates for commissions and dealer fees.

As of December 31, 2014, we had used the proceeds from the Primary Offering, the DRIP and the Secondary DRIP to originate 62 loans, totaling approximately $636.9 million, including 40 loans that have been repaid in full by the respective borrower and 1 loan for which the remaining balance was written-off. We have approximately $27.4 million of commitments to be funded, including approximately $9.7 million of commitments for notes receivable – related parties and $7.3 million for participation interest – related party. As of December 31, 2014, we have paid our general partner approximately $10.9 million for acquisition and origination fee expenses associated with the notes receivable.

Item 6. Selected Financial Data.

We present below selected financial information. We encourage investors to read the financial statements and the notes accompanying the financial statements included in this Annual Report. This select financial information is not intended to be a replacement for the financial statements.

	Years Ended December 31,
	2014	2013	2012	2011	2010
OPERATING DATA
Revenues	$51,244,608	$53,057,846	$53,159,213	$51,426,947	$49,023,295
Expenses	3,643,609	12,054,629	10,858,480	9,252,394	8,930,822
Net income	$47,600,999	$41,003,217	$42,300,733	$42,174,553	$40,092,473
Earnings per limited partnership unit, basic and diluted	$2.21	$1.94	$2.04	$2.09	$2.05

	As of December 31,
	2014	2013	2012	2011	2010
BALANCE SHEET DATA
Notes receivable, net	$280,730,172	$254,967,550	$226,908,530	$224,471,362	$220,804,130
Notes receivable – related parties, net	16,403,160	27,750,328	49,021,242	52,027,407	54,622,666
Participation interest – related party, net	74,686,618	70,835,104	75,188,457	66,150,523	57,851,492
Other assets	12,600,656	11,272,551	12,210,643	13,332,871	10,722,984
Total assets	$384,420,606	$364,825,533	$363,328,872	$355,982,163	$344,001,272

Line-of-credit	$11,250,000	$10,000,000	$13,750,000	$15,000,000	$15,000,000
Accrued liabilities – related parties	2,470,050	1,397,532	2,054,894	3,507,212	3,678,858
Distributions payable	3,187,805	-	-	1,552,450	2,983,217
Other liabilities	571,617	308,045	322,760	398,759	340,720
Total liabilities	17,479,472	11,705,577	16,127,654	20,458,421	22,002,795
Partners' capital	366,941,134	353,119,956	347,201,218	335,523,742	321,998,477
Total liabilities and partners' capital	$384,420,606	$364,825,533	$363,328,872	$355,982,163	$344,001,272

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

Overview

We are a Delaware limited partnership organized on June 13, 2005 primarily to originate, acquire, service, and otherwise manage, either alone or in association with others, a portfolio of mortgage loans that are secured by real property or equity interests that hold real property already subject to other mortgages (including mortgage loans that are not first in priority and participation interests in mortgage loans) and to issue or acquire an interest in credit enhancements for the benefit of borrowers, such as guarantees or letters of credit. We concentrate on making development loans to single-family lot developers who sell their lots to national and regional home builders, as well as making loans to entities created by home builders in conjunction with our general partner or affiliates of our general partner for the acquisition of property and development of residential lots.

Our Primary Offering was terminated on April 23, 2009. On June 12, 2009, we registered 5,000,000 units to be offered pursuant to our Secondary DRIP at our estimated unit value, as determined by our general partner, in a Registration Statement on Form S-3 (File No. 333-159939). As such, we ceased offering units under the DRIP as of July 21, 2009 and concurrently commenced our current offering of units pursuant to the Secondary DRIP. For further discussion of our Primary Offering, DRIP and Secondary DRIP, see Note C to the accompanying financial statements.

We believe that the overall housing market continues to recover and strengthen, and that the recovery will vary by market, led by those housing markets with stronger demand fundamentals and more balanced supplies of land and housing inventory relative to demand. We believe that the continued strengthening of the recovery depends on adequate supplies of both finished lots and homes available for purchase, as well as the continued recovery of the consumer. Consumer confidence and household formations increased significantly during 2014, reflecting improvement in employment levels, wage growth and economic growth.

We believe that improved revenue and financial performance will come from a greater presence in our established markets and from possible entry into new markets. While the pace of improvement in those markets may be uneven, we expect demand to continue to rise at a moderate rate over an extended period of time, driven by economic improvement, job creation, historically low interest rates, attractive housing affordability levels, continued relaxation of the mortgage underwriting environment, low production of single-family lots and homes and an increase in the number of household formations. We believe that we are well positioned to benefit from the opportunities arising from the tight supply of debt capital for single-family land acquisition and development and the substantial demand for that type of financing. Nevertheless, the pace of the housing recovery and our future results could be negatively affected by weakening economic conditions, increases in unemployment or underemployment, decreases in housing demand or home affordability, significant increases in mortgage interest rates or tightening of mortgage lending standards. In some instances, the loans we make will be junior in the right of repayment to senior lenders. As senior lenders reengage or interest rates and advance rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.

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

Our loan portfolio, consisting of notes receivable, notes receivable – related parties and participation interest – related party grew from approximately $351 million as of December 31, 2012, to approximately $354 million as of December 31, 2013, to approximately $372 million as of December 31, 2014. Our revenues, the majority of which are from recognizing interest income associated with our loan portfolio, decreased slightly due to a decrease in average interest rates outstanding on our portfolio. Our provision (recapture) for loan loss expense was approximately $5.6 million, $4.5 million and $(184,000) for the years ended December 31, 2012, 2013 and 2014, respectively. The decrease in the provision for loan loss corresponds with a net recapture in the provision of loan loss as overall market and asset performance has improved.

In September 2009, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, we entered into a revolving credit facility with Wesley J. Brockhoeft, an unaffiliated individual, in the maximum principal amount of $15 million (the “Brockhoeft Credit Facility”), of which $13.8 million and $10 million was included as line-of-credit as of December 31, 2012 and 2013, respectively. Effective March 2014, we paid off the Brockhoeft Credit Facility in full in connection with the partnership entering into a loan agreement with LegacyTexas Bank (“LegacyTexas”), pursuant to which LegacyTexas provided us with an aggregate credit facility of up to $15 million (the “LegacyTX Credit Facility”), of which $11.3 million was included in line-of-credit as of December 31, 2014. We utilize the revolving credit facilities as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves. As a result of the credit facilities and our desire to avoid the need for large idle cash reserves, our cash balances were approximately $3.9 million, $2.0 million and $791,000 as of December 31, 2012, 2013 and 2014, respectively. Our interest expense associated with the revolving credit facilities was approximately $1.5 million, $1.2 million and $730,000 for the years ended December 31, 2012, 2013 and 2014, respectively.

Net income was approximately $42.3 million, $41 million and $47.6 million for the years ended December 31, 2012, 2013 and 2014 respectively, and earnings per limited partnership unit, basic and diluted, were $2.04, $1.94 and $2.21, respectively, for the same periods. Our earnings per limited partnership unit, basic and diluted, are calculated based on earnings allocated to the limited partners divided by the weighted average limited partnership units outstanding. Such earnings per limited partnership unit, basic and diluted, have fluctuated since the Offering began with the raise of gross proceeds and the deployment of funds available.

As of December 31, 2014, we had originated 62 loans totaling approximately $636.9 million, including 40 loans that have been repaid in full by the respective borrowers and 1 loan for which the remaining balance was written-off. Of the 21 loans outstanding as of December 31, 2014, 2 of the loans totaling approximately $16.4 million and 1 loan totaling approximately $74.7 million are included in notes receivable – related parties and participation interest – related party, respectively, on our balance sheet. See “Item 13, Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons” for further discussion.

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

Revenue Recognition

Interest income on notes receivable, notes receivable – related parties and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis. A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2014 we were suspending income recognition on 3 notes receivable with an aggregate unpaid principal balance of approximately $13.3 million for which full collectability is considered more likely than not, but not probable, and 1 note receivable with an aggregate unpaid principal balance of approximately $5.3 million that was deemed more likely than not, but not probable that we will be unable to collect all amounts due. As of December 31, 2013 we were suspending income recognition on 4 notes receivable with an aggregate unpaid principal balance of approximately $18.3 million for which full collectability is considered more likely than not, but not probable.

We generate mortgage and transaction service revenues and mortgage and transaction service revenues – related parties by originating and acquiring notes receivable and other loans. In accordance with FASB ASC 310-20, Receivables-Nonrefundable Fees and Other Costs (“ASC 310-20”), we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes. In addition, credit enhancement fee income is generated by fees charged to parties for credit enhancements provided to lenders by the Partnership on behalf of the parties. Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement. As of December 31, 2014, the Partnership was providing 9 credit enhancements to related parties. See “Off-Balance Sheet Arrangements” below for further discussion.

The Partnership also incurred acquisition and origination fees (“Placement Fees”) payable to its general partner for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with notes receivable or participation interest entered into by the Partnership. Such costs were amortized into expense on a straight-line basis. During the year ended December 31, 2013, we recorded an out-of-period adjustment associated with the amortization of these Placement Fees. As a result of this adjustment, these fees were fully amortized into expense as of December 31, 2013.

Determination of the Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable, notes receivable – related parties and participation interest – related party. We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. Our review consists of evaluating economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral, and other relevant factors. We also utilize a peer group analysis and a historical analysis to validate the overall adequacy of our allowance for loan losses. This review is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

In reviewing our portfolio, we consider cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We have based our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also have been based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. We also consider third-party appraisals which provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged off, while amounts recovered on previously charged off accounts increase the allowance. As of December 31, 2014 and 2013, we charged off approximately $491,000 and $1.4 million, respectively, against the loan loss reserve on loans with unrelated parties. As of December 31, 2014 and 2013, approximately $19 million and $19.7 million, respectively, of allowance for loan losses had been offset against notes receivable.

Notes receivable and Notes receivable – related parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or estimated net realizable value. The notes are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts or reimbursements of development costs due to the borrower under contracts with districts and municipalities. Currently, the notes receivable and notes receivable – related parties have terms ranging from 12 to 36 months. None of such mortgages are insured or guaranteed by a federally owned or guaranteed mortgage agency. We originate and/or acquire all notes receivable and intend to hold the notes receivable for the life of the notes.

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

Cash Flow Distributions

Cash available for distributions represents the funds received by us from operations (other than proceeds from a capital transaction or a liquidating distribution), less cash used by us to pay our expenses, debt payments, and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses that were incurred in connection with the Offering). Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions, in addition to the payments made to our general partner and related parties that are described in “Item 13, Certain Relationships and Related Transactions, and Director Independence.” For more information regarding the distributions paid, see “Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distributions.”

Results of Operations

Year ended December 31, 2014 compared to year ended December 31, 2013

Revenues

Interest income (including related party interest income) for the years ended December 31, 2014 and 2013 was approximately $50.3 million and $52.4 million, respectively. While our average outstanding notes receivable (including related party transactions) and participation interest – related party portfolios increased from approximately $352.3 million as of December 31, 2013 to approximately $362.7 million as of December 31, 2014, our revenues, the majority of which are from recognizing interest income associated with our loan portfolio, decreased primarily due to a decrease in the average interest rates outstanding on our portfolio.

Mortgage and transaction service revenues (including related party mortgage and transaction service revenues) for the years ended December 31, 2014 and 2013 were approximately $902,000 and $646,000, respectively. The Partnership generates mortgage and transaction service revenues by originating and acquiring notes receivable and other loans. In accordance with FASB ASC 310-20, we defer recognition of income from nonrefundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes. The decrease was primarily the result of decreased commitment fee income on notes receivable.

Expenses

Interest expense for the years ended December 31, 2014 and 2013 was approximately $730,000 and $1.2 million, respectively. Although the outstanding balance associated with our credit facilities increased from approximately $10 million as of December 31, 2013 to approximately $11.25 million as of December 31, 2014, interest expense decreased as a result of a decrease in the interest rate on the outstanding balance of our credit facilities from approximately 10% per annum to approximately 6% per annum as a result of a replacement credit facility entered into in March 2014. For further discussion of our credit facilities, see Note E to the accompanying financial statements.

The Company recorded approximately $184,000 as a recapture in the provision for loan loss for the year ended December 31, 2014, compared to approximately $4.5 million in provision for loan loss expense for the year ended December 31, 2013. The decrease in loan loss reserve expense primarily related to decreased general reserves associated with improved overall market and asset performance in our loan portfolio.

General and administrative expense was approximately $1.4 million and $1.0 million for the years ended December 31, 2014 and 2013, respectively. The increase in general and administrative expense was primarily the result of an increase in debt financing costs associated with the LegacyTX Credit Facility entered into in March 2014, as well as an increase in consulting and investor relations expenses, offset by a decrease in printing, telephone and dues and subscription expenses.

General and administrative – related parties expense was approximately $1.7 million and $5.4 million for the years ended December 31, 2014 and 2013, respectively. The decrease in general and administrative – related parties expense was primarily the result of the amortization of Placement Fees, as such fees were fully amortized as of December 31, 2013.

Year ended December 31, 2013 compared to year ended December 31, 2012

Revenues

Interest income (including related party interest income) for the years ended December 31, 2013 and 2012 was approximately $52.4 million and $52.1 million, respectively. The increase in interest income for the year ended December 31, 2013 was primarily the result of our increased notes receivable (including related party transactions) and participation interest – related party portfolios of approximately $354 million as of December 31, 2013, compared to $351 million as of December 31, 2012.

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

Expenses

Interest expense for the years ended December 31, 2013 and 2012 was approximately $1.2 million and $1.5 million, respectively. The reduction in interest expense was associated with a reduction in the outstanding balance associated with our outstanding credit facility from approximately $13.8 million as of December 31, 2012 to $10 million as of December 31, 2013 due to required principal payments on the loan beginning on September 21, 2012. For further discussion of our credit facilities, see Note E to the accompanying financial statements.

Loan loss reserve expense decreased to approximately $4.5 million for the year ended December 31, 2013 from approximately $5.6 million for the year ended December 31, 2012. The decrease in loan loss reserve expense primarily related to decreased general reserves associated with improved performance in our loan portfolio.

General and administrative expense remained comparable from year to year at approximately $1.0 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively. General and administrative – related parties expense was approximately $5.4 million and $2.8 million for the years ended December 31, 2013 and 2012, respectively. The increase in general and administrative – related parties expense was primarily the result of an out-of-period adjustment of approximately $3.8 million associated with the amortization of Placement Fees during the year ended December 31, 2013.

Comparison charts

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the years ended December 31, 2014, 2013 and 2012. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Years Ended
		December 31,
Payee	Purpose	2014		2013		2012
Land Development
	Placement Fees	$120,000	6%	$301,000	5%	$447,000	5%
	Promotional interest	794,000	41%	3,657,000	56%	5,266,000	59%
	Carried interest	165,000	9%	586,000	9%	726,000	8%
	Mortgage servicing fee	425,000	22%	1,405,000	21%	1,204,000	13%
General Services
	Operating expense reimbursement	432,000	22%	566,000	9%	1,317,000	15%

Total payments		$1,936,000	100%	$6,515,000	100%	$8,960,000	100%

The chart below summarizes general and administrative – related parties expense for the years ended December 31, 2014, 2013 and 2012. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Years Ended
	December 31,
General and administrative – related parties expense	2014		2013		2012
Amortization of Placement Fees (1)	$-	-	$3,792,000	71%	$1,222,000	44%
Mortgage servicing fee	1,043,000	62%	999,000	19%	969,000	35%
Amortization of debt financing fees	80,000	5%	-	-	11,000	1%
Operating expense reimbursement	567,000	33%	561,000	10%	556,000	20%

Total general and administrative – related parties expense	$1,690,000	100%	$5,352,000	100%	$2,758,000	100%

(1)	Amortization of Placement Fees for the year ended December 31, 2013 includes an out-of-period adjustment of approximately $3.8 million.

Cash Flow Analysis

Cash flows provided by operating activities for the year ended December 31, 2014 were approximately $46.3 million and were comprised primarily of net income adjusted for accrued interest receivable – related parties and accrued liabilities – related parties, offset by accrued interest receivable. Cash flows provided by operating activities for the year ended December 31, 2013 were approximately $43.7 million and were comprised primarily of net income adjusted for the provision for loan losses and accrued interest receivable – related parties, offset by accrued interest receivable and accrued liabilities – related parties. Cash flows provided by operating activities for the year ended December 31, 2012 were approximately $48.6 million and were comprised primarily of net income adjusted for the provision for loan losses and accrued interest receivable, offset by accrued interest receivable – related parties, accounts receivable – related parties, other assets, and accrued liabilities – related parties.

Cash flows used in investing activities for the years ended December 31, 2014, 2013 and 2012 were approximately $18.1 million, $6.8 million and $14.1 million, respectively, resulting primarily from origination of notes receivable (including related party) and participation interest – related party, offset by receipts from notes receivable (including related party) and participation interest – related party.

Cash flows used in financing activities for the years ended December 31, 2014, 2013 and 2012 were approximately $29.3 million, $38.8 million and $33.4 million, respectively, and were primarily the result of distributions and redemptions to partners as well as net fundings from our lines-of-credit.

Our cash and cash equivalents were approximately $791,000, $2.0 million and $3.9 million as of December 31, 2014, 2013 and 2012, respectively.

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

In most cases, loan interest payments will be accrued under an interest reserve accounted for in the note amount. Interest reserve is intended to provide interest accrual in lieu of cash for monthly interest payments until such time that revenue from the sale of land or developed lots is sufficient to meet the debt service obligations. In the event that interest reserves are exhausted prior to realization of sufficient cash from land or lot sales, a loan default may occur. If the loan agreement does not include interest reserve provisions, interest payments may accrue or may be due and payable monthly. Payment defaults and decreasing land and lot sales may result in less liquidity and affect our ability to meet our obligations and make distributions. Limited credit facilities may impact our ability to meet our obligations or expand our loan portfolio when other sources of cash are not sufficient.

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

We will experience a relative decrease in liquidity as available funds are expended in connection with the funding and acquisition of mortgage loans as well as distributions and redemptions under the Net Capital Proceeds Distribution Program and as amounts that may be drawn under the credit facility is repaid.

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

In April 2010, we entered into a guaranty (the “UDF IV HF Guaranty”) for the benefit of Community Trust Bank of Texas (“CTB”), pursuant to which we guaranteed the repayment of up to $6.0 million (subsequently increased to $30 million) owed to CTB with respect to a revolving line-of-credit loan between UDF IV Home Finance, L.P., a Delaware limited partnership (“UDF IV Home Finance”), and CTB. UDF IV Home Finance is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Home Finance matures on July 30, 2015, as amended. In connection with the UDF IV HF Guaranty, we entered into a letter agreement with UDF IV Home Finance which provided for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum) through July 2013. Effective July 31, 2013, the agreement was modified and UDF IV Home Finance agreed to pay us a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the CTB loan.

In April 2010, we entered into a guaranty (the “UMT 15th Street Guaranty”) for the benefit of CTB, pursuant to which we guaranteed the repayment of up to $1.6 million owed to CTB with respect to a loan between UMT 15th Street, L.P., a Delaware limited partnership (“UMT 15th Street”), and CTB. UMT 15th Street is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. The CTB loan to UMT 15th Street matures on July 30, 2016, as amended. In connection with the UMT 15th Street Guaranty, we entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month.

In June 2010, UDF I obtained a $15 million loan (the “UDF I – Brockhoeft Loan”) from Wesley J. Brockhoeft, an unaffiliated individual (the “Lender”), as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan (the “UDF I Brockhoeft Guaranty”), which was secured by a lien on all of our existing and future assets. Our general partner serves as the asset manager for UDF I. In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. Effective June 21, 2012, the agreement was modified and UDF I agreed to pay us a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the UDF I – Brockhoeft Loan. UDF I paid off the UDF I – Brockhoeft Loan in December 2012, thus extinguishing the guaranty.

In August 2010, we entered into a guaranty (the “UDF IV Acquisitions Guaranty”) for the benefit of CTB, pursuant to which we guaranteed the repayment of up to $8.0 million (subsequently increased to $25 million) owed to CTB with respect to a revolving line-of-credit loan between UDF IV Acquisitions, L.P., a Delaware limited partnership (“UDF IV Acquisitions”), and CTB. UDF IV Acquisitions is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of our general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Acquisitions matures on July 30, 2015, as amended. In connection with the UDF IV Acquisitions Guaranty, we entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the revolving line-of-credit at the end of the month.

In December 2010, we entered into a guaranty (the “UDF IV Finance II Guaranty”) for the benefit of Prosperity Bank (“Prosperity”), pursuant to which we guaranteed the repayment of up to $5.0 million (subsequently increased to $15 million) owed to Prosperity with respect to a loan between UDF IV Finance II, L.P., a Delaware limited partnership (“UDF IV Finance II”), and Prosperity. Our general partner serves as the asset manager for UDF IV and an affiliate of our general partner serves as the advisor for UDF IV. The Prosperity loan to UDF IV Finance II matures on December 14, 2016, as amended. In connection with the UDF IV Finance II Guaranty, we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month.

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

In August 2011, we entered into a guaranty (the “UMT HF II Guaranty”) for the benefit of First Financial Bank, N.A. (“FFB”), pursuant to which we guaranteed the repayment of up to $250,000 owed to FFB with respect to a loan between UMT Home Finance II, L.P., a Delaware limited partnership (“UMT HF II”), and FFB. UMT HF II is a wholly-owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT. In connection with the UMT HF II Guaranty, we entered into a letter agreement with UMT HF II which provided for UMT HF II to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. The FFB loan was repaid in full by UMT HF II in May 2012 and thus the UMT HF II Guaranty was extinguished.

In October 2011, we entered into a guaranty (the “UMT HF II Green Bank Guaranty”) for the benefit of Green Bank, N.A. (“Green Bank”), pursuant to which we guaranteed the repayment of up to $5.0 million owed to Green Bank with respect to a loan between UMT HF II and Green Bank. UMT HF II is a wholly-owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT. The Green Bank loan to UMT HF II matured on January 26, 2015 and remains outstanding. In connection with the UMT HF II Green Bank Guaranty, we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month.

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

In August 2013, we entered into a guaranty (the “UDF IV Finance VI Guaranty”) for the benefit of CTB, pursuant to which we guaranteed the repayment of up to $25 million (subsequently decreased to $15 million) owed to CTB with respect to a loan between UDF IV Finance VI, L.P., a Delaware limited partnership (“UDF IV Finance VI”), and CTB. UDF IV Finance VI is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Finance VI matures on August 19, 2015. In connection with the UDF IV Finance VI Guaranty, we entered into a letter agreement with UDF IV Finance VI which provides for UDF IV Finance VI to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month.

In November 2014 we entered into a guaranty (the “UDF, LP Guaranty”) for the benefit of City Bank, pursuant to which we guaranteed the repayment of up to $225,500 owed to City Bank, with respect to a loan between UDF I and City Bank. The loan refinanced and paid in full the loan with Plains Capital Bank, and is secured by a deed of trust on 8.2 acres of land owned by UDF Ash Creek, L.P., a wholly-owned subsidiary of UDF I. The Partnership’s general partner serves as the asset manager for UDF I. The City Bank loan to UDF I matures on November 3, 2015. In connection with the guaranty, we entered into a letter agreement with UDF I, which provides for UDF I to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month.

The following table represents the approximate amount included in mortgage and transaction service revenues – related parties income for the periods indicated associated with fees paid to us on related party guarantees:

	For the Years Ended December 31,
Guarantee	2014	2013	2012
Lending Credit Enhancement (1)	$-	$37,000	$45,000
REO PC Credit Enhancement (1)	13,000	2,000	-
UMT HF TCB Guaranty	49,000	45,000	15,000
UDF IV HF Guaranty	144,000	45,000	60,000
UMT 15th Street Guaranty	6,000	7,000	11,000
UDF I Brockhoeft Guaranty	-	-	198,000
UDF IV Acquisitions Guaranty	170,000	45,000	59,000
UDF IV Finance II Guaranty	90,000	28,000	58,000
UMT HF III Guaranty	20,000	22,000	29,000
UMT HF II Guaranty	-	-	1,000
UMT HF II Green Bank Guaranty	7,000	4,000	1,000
BHG Guaranty	-	6,000	-
UDF IV Finance VI Guaranty	81,000	5,000	-
Total	$580,000	$246,000	$477,000

(1)	As defined in Note I to the accompanying financial statements.

As of December 31, 2014 and December 31, 2013, approximately $347,000 and $298,000 is included in accounts receivable – related parties associated with fees due to the Partnership on related party guarantees.

As of December 31, 2014, we had 9 outstanding guarantees with total credit risk to us of approximately $101.8 million, of which approximately $76.8 million has been borrowed against by the debtor.

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

Contractual Obligations

As of December 31, 2014, we had originated 62 loans, totaling approximately $636.9 million, including 40 loans that have been repaid in full by the respective borrowers and 1 loan for which the remaining balance was written-off. We had approximately $27.4 million of commitments to be funded, including approximately $9.7 million of commitments for notes receivable – related parties and $7.3 million for participation interest – related party. For the year ended December 31, 2014, we originated or purchased 1 loan and did not acquire any additional participation interests.

As of December 31, 2013, we had originated 61 loans, including 34 loans that have been repaid in full by the respective borrower, totaling approximately $598.6 million. We had approximately $36.9 million of commitments to be funded, including approximately $17.7 million of commitments for notes receivable – related parties and $11.2 million for participation interest – related party. For the year ended December 31, 2013, we originated or purchased 1 loan, sold 1 loan participation and did not acquire any additional participation interests.

In addition, we have entered into a credit facility as discussed in Notes E, I and K to the accompanying financial statements. The following table reflects approximate amounts due associated with this credit facility based on its maturity date as of December 31, 2014:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Line-of-credit	$5,000,000	$6,250,000	$-	$-	$11,250,000
Total	$5,000,000	$6,250,000	$-	$-	$11,250,000

The Partnership has no other outstanding debt or contingent payment obligations, other than approximately $101.8 million of certain loan guarantees discussed above in “– Off-Balance Sheet Arrangements” that we may be obligated to make to or for the benefit of third-party lenders.

Subsequent Events

For a discussion of subsequent events, see Note M, “Subsequent Events” to our accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. A significant market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Changes in interest rates may impact both demand for our real estate finance products and the rate of interest on the loans we make. Another significant market risk is the market price of residential land and finished lots. The market price of residential land and finished lots is driven by the demand for new single-family homes and the supply of unsold homes and finished lots in a market. The change in one or both of these factors can have a material impact on the cash realized by our borrowers and resulting collectability of our loans and interest.

Demand for our mortgage loans and the amount of interest we collect with respect to such loans depends on the ability of borrowers of real estate development loans to sell residential land and single-family lots acquired with the proceeds of the loans to homebuilders.

The single-family lot, residential land development and residential homebuilding markets are highly sensitive to changes in interest rate levels. As interest rates available to borrowers increase, demand for mortgage loans decreases, and vice versa. Housing demand is also adversely affected by increases in housing prices and unemployment and by decreases in the availability of mortgage financing. In addition, from time to time, there are various proposals for changes in the federal income tax laws, some of which would remove or limit the deduction for home mortgage interest. If effective mortgage interest rates increase and/or the ability or willingness of prospective buyers to purchase new homes is adversely affected, the demand for new homes may also be negatively affected. As a consequence, demand for and the performance of our real estate finance products may also be adversely impacted.

As of December 31, 2014 and 2013, our notes receivable of approximately $280.7 million and $255 million, respectively, notes receivable – related parties of approximately $16.4 million and $27.8 million, respectively, and participation interest – related party of approximately $74.7 million and $70.8 million, respectively, were all at fixed interest rates, and thus, such assets are not subject to change in future earnings, fair values or cash flows.

We seek to mitigate our single-family lot, residential land development and residential homebuilding market risk by closely monitoring economic, project market, and homebuilding fundamentals. We review a variety of data and forecast sources, including public reports of homebuilders, mortgage originators and real estate finance companies; financial statements of developers; project appraisals; proprietary reports on primary and secondary housing market data, including land, finished lot, and new home inventory and prices and concessions, if any; and information provided by government agencies, the Federal Reserve Bank, the National Association of Home Builders, the National Association of Realtors, public and private universities, corporate debt rating agencies, and institutional investment banks regarding the homebuilding industry and the prices of and supply and demand for single-family residential homes.

In addition, we further seek to mitigate our single-family lot, residential land development and residential homebuilding market risk by assigning an asset manager to each mortgage note. This asset manager is responsible for monitoring the progress and performance of the developer and the project as well as assessing the status of the marketplace and value of our collateral securing repayment of our mortgage loan.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer of Land Development, our general partner, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of our general partner, including its principal executive officer and principal financial officer, evaluated, as of December 31, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of December 31, 2014, were effective to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Land Development is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Land Development, including its principal executive officer and principal financial officer, evaluated as of December 31, 2014 the effectiveness of our internal control over financial reporting using the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the principal executive officer and principal financial officer of Land Development concluded that our internal controls, as of December 31, 2014, were effective in providing reasonable assurance regarding reliability of financial reporting.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Key Personnel

We are managed by the key personnel of our general partner, Land Development. The following key personnel hold the positions noted below with our general partner and its affiliates:

Name	Age*	Position with Our General Partner

Todd F. Etter	64	Executive Vice President of our general partner and Director and Chairman of UMT Services, its general partner
Hollis M. Greenlaw	50	Chief Executive Officer of our general partner and President, Chief Executive Officer and Director of UMT Services, its general partner
Michael K. Wilson	52	Director of UMT Services, its general partner
Ben Wissink	33	President
Cara D. Obert	45	Chief Financial Officer
Melissa H. Youngblood	47	Chief Operating Officer

* As of March 1, 2015

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

In addition to the affiliate relationships described above, certain of the principals of an affiliate of our general partner, including Messrs. Etter, Greenlaw, Wilson and Wissink, Ms. Youngblood and Ms. Obert, are also principals, directors, officers and/or equity holders of UDFH GS and UDFH Land. UDFH GS serves as the sub-advisor to UDF V, a Maryland real estate investment trust that intends to qualify as a REIT under federal income tax laws. UDFH Land serves as the asset manager to UDF V. UDF V engages in the same or similar businesses in which we engage.

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

Hollis M. Greenlaw. Mr. Greenlaw has served as Chief Executive Officer of our general partner since March 2003. Mr. Greenlaw previously served as President of our general partner from March 2003 until June 2011. He also has served as a partner, Vice-Chairman and Chief Executive Officer of UMT Holdings, and as President, Chief Executive Officer and a director of UMT Services since March 2003. Mr. Greenlaw also serves as Chief Executive Officer and Chairman of the Board of Trustees for UDF IV and UDF V. Mr. Greenlaw has directed the funding of over approximately $2.33 billion in loans and equity investments through the United Development Funding family of funds, receiving more than $1.1 billion in repayments. From March 1997 until June 2003, Mr. Greenlaw served as Chairman, President, and Chief Executive Officer of a multi-family real estate development and management company owned primarily by The Hartnett Group, Ltd., a closely-held private investment company managing more than $40 million in assets. There he developed seven multi-family communities in Arizona, Texas, and Louisiana with a portfolio value exceeding $80 million. Prior to joining The Hartnett Group, Ltd., from 1992 until 1997, Mr. Greenlaw was an attorney with the Washington, D.C. law firm of Williams & Connolly, where he practiced business and tax law. Mr. Greenlaw received a Bachelor of Arts degree from Bowdoin College in 1986, where he was a James Bowdoin Scholar and elected to Phi Beta Kappa, and received a Juris Doctorate from the Columbia University School of Law in 1990. Mr. Greenlaw is a member of the Maine, District of Columbia and Texas bars.

Michael K. Wilson. Mr. Wilson has served as President of UMT Holdings since June 2009, as Executive Vice President and Director of UMT Services since August 2005 and has been a partner of UMT Holdings since January 2007. He previously served as President for UMTH Funding Services, L.P. (“UMTH Funding”). Mr. Wilson is currently responsible for Sales, Marketing and Investor Relations for UMT Holdings and since August 2005 has directed the capital raise of over $1 billion in the United Development Funding family of funds. From January 2004 through July 2005, Mr. Wilson served as Senior Vice President of Marketing for UMT Holdings. From January 2003 through January 2004, Mr. Wilson served as Senior Vice President of Operations of Interelate, Inc., a marketing services business process outsourcing firm. From September 2001 to December 2002, Mr. Wilson was the sole principal of Applied Focus, LLC, an independent management consulting company that provided management consulting services to executives of private technology companies. Mr. Wilson continues to serve as a consultant for Applied Focus, LLC. From April 1998 to September 2001, Mr. Wilson served as Senior Director and Vice President of Matchlogic, the online database marketing division of Excite@Home, where he directed outsourced advertising management and database marketing services for Global 500 clients including General Motors and Procter & Gamble. From July 1985 to April 1998, Mr. Wilson was employed with Electronic Data Systems in Detroit, Michigan where he led several multi-million dollar IT services engagements in the automotive industry, including GM OnStar. Mr. Wilson graduated from Oakland University in 1985 with a Bachelor of Science degree in Management Information Systems and earned a Master of Business Administration degree from Wayne State University in 1992.

Ben L. Wissink. Mr. Wissink, a partner of UMT Holdings, has served as President of our general partner since June 2011 and previously served as Chief Operating Officer of our general partner from March 2007 until June 2011. Mr. Wissink originally joined our general partner as an Asset Manager in September 2005. Mr. Wissink is also the Chief Operating Officer of UMT Services. Mr. Wissink directs the management of over $1.3 billion in equity and loan investments through the United Development Funding family of funds. From June 2003 through August 2005, Mr. Wissink served as the Controller for the Dallas/Fort Worth land division for the national homebuilding company Lennar Corporation. During that time, Mr. Wissink also served as an analyst for the Texas region. While at Lennar, Mr. Wissink assisted in the underwriting, execution and management of off-balance sheet transactions, including two acquisition and development funds between Lennar Corporation and UDF I. Mr. Wissink graduated from the University of Iowa in 2003 with a Bachelor of Business Administration degree in Finance.

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

Special Advisory Committee

The Partnership has formed a special committee comprised of independent advisors to evaluate potential strategic alternatives for the Partnership, including (i) a possible sale transaction involving the Partnership, (ii) the possible listing of the Partnership’s units of limited partnership interest on a national securities exchange, (iii) a possible acquisition transaction involving the Partnership and/or (iv) a possible merger with a publicly listed company. There is no set timetable and there can be no assurances that the review process will result in any transaction(s) being announced or completed.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Partnership to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of limited partnership units of the Partnership. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. To the best of our knowledge, we are not aware of any required Section 16(a) filings that were not timely or correctly made during the year ended December 31, 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There are no limited partners known by us who beneficially owned more than 5% of our limited partnership units as of January 31, 2015.

We do not have any officers or directors. Our general partner owns all of the general partnership interest in the Partnership. We do not maintain any equity compensation plans, and no arrangements exist that would, upon operation, result in a change in control for us.

The following table sets forth information as of December 31, 2014. regarding the beneficial ownership of our limited partnership interest and general partnership interest by each person known by us to own 5% or more of the outstanding class of partnership interest, each director of our general partner, each executive officer of our general partner, and the directors and executive officers of our general partner and our general partner, as a group. The percentage of beneficial ownership is calculated based on 19,545,922 limited partnership units issued and outstanding and contributions from our general partner.

		Limited
		Partnership
		Units	Percent
		Beneficially	of
Title of Class	Beneficial Owner	Owned	Class
Limited partner interest	Todd F. Etter (1) (2) (4)	23,869.11	*
Limited partner interest	Hollis M. Greenlaw (1) (2) (5)	21,984.90	*
Limited partner interest	Michael K. Wilson (1) (3)	8,349.80	*
Limited partner interest	Ben L. Wissink (1) (2) (3)	-	*
Limited partner interest	Cara D. Obert (1) (2)	371.79	*
Limited partner interest	Melissa H. Youngblood (1) (2)	287.06	*
General partner interest	UMTH Land Development, L.P. (6)	-	100%
All directors, executive officers and the general partner as a group (6 persons)		54,862.67	*

* Denotes less than 1%

(1)	The address of Messrs. Etter, Greenlaw, Wilson and Wissink, Ms. Obert and Ms. Youngblood is 1301 Municipal Way, Suite 100, Grapevine, Texas 76051.
(2)	Executive officers of UMTH Land Development, L.P., our general partner.
(3)	Executive officers and/or directors of UMT Services, Inc., general partner of UMTH Land Development, L.P.
(4)	Includes 4,695.97 units held by KLA, Ltd. and 14,836.54 units held by Etter Amalgamated, Inc. Mr. Etter shares voting and investment power over the units held by KLA, Ltd. and has sole voting and investment power over the units held by Etter Amalgamated, Inc. The address for KLA, Ltd. and Etter Amalgamated Inc. is 1301 Municipal Way, Suite 100, Grapevine, Texas 76051.
(5)	Includes 3,329.96 units held by Mojo Investments, L.P and 17,971.46 units held by WAB, Ltd. Mr. Greenlaw has sole voting and investment power over the units held by Mojo Investments, L.P. and is a limited partner for the units held by WAB, Ltd. The address for Mojo Investments, L.P. and WAB, Ltd. is 1301 Municipal Way, Suite 100, Grapevine, Texas 76051.
(6)	The address of UMTH Land Development, L.P. is 1301 Municipal Way, Suite 100, Grapevine, Texas 76051. UMTH Land Development, L.P. had an initial $100 capital contribution, but has not purchased limited partnership units.

None of the above units has been pledged as security.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

As of December 31, 2014, we had approximately $16.4 million of notes receivable – related parties, consisting of 2 related party loans and one participation interest – related party totaling approximately $74.7 million. Notes receivable – related parties and participation interest – related party represent approximately 24% of our total assets. As of December 31, 2014, we had approximately $350,000 of accrued interest receivable – related parties, and we have paid our general partner approximately $10.9 million for acquisition and origination fee expenses associated with the notes receivable, notes receivable – related parties and participation interest – related party. For the year ended December 31, 2014, we recognized approximately $9.9 million and $580,000 for interest income – related parties and mortgage and transaction service revenues – related parties, respectively. We also recognized approximately $1.7 million of general and administrative – related parties expenses for the year ended December 31, 2014. As of December 31, 2014, we had 9 outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $101.8 million, of which approximately $76.8 million has been borrowed against by the debtor.

As of December 31, 2013, we had approximately $27.8 million of notes receivable – related parties, consisting of 6 related party loans and one participation interest – related party totaling approximately $70.8 million. Notes receivable – related parties and participation interest – related party represent approximately 27% of our total assets. As of December 31, 2013, we had approximately $1.2 million of accrued interest receivable – related parties, and we have paid our general partner approximately $10.6 million for acquisition and origination fee expenses associated with the notes receivable, notes receivable – related parties and participation interest – related party. For the year ended December 31, 2013, we recognized approximately $15.2 million and $246,000 for interest income – related parties and mortgage and transaction service revenues – related parties, respectively. We also recognized approximately $5.4 million of general and administrative – related parties expenses for the year ended December 31, 2013. As of December 31, 2013, we had 8 outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $80.9 million, of which approximately $35.2 million has been borrowed against by the debtor.

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

For services rendered in connection with the servicing of our loans, we pay a monthly mortgage servicing fee to our general partner equal to one-twelfth of 0.25% of our aggregate outstanding development notes receivable balance as of the last day of the month. Such fees are included in general and administrative – related parties expenses. The unpaid portion of such fees is included in accrued liabilities – related parties on our balance sheet.

An affiliate of Land Development serves as the advisor to UMT and UDF IV. The general partner of UDF LOF is a wholly-owned subsidiary of Land Development. Land Development serves as the asset manager of UDF I, UDF IV and UDF LOF.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the years ended December 31, 2014, 2013 and 2012. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Years Ended
		December 31,
Payee	Purpose	2014		2013		2012
Land Development
	Placement Fees	$120,000	6%	$301,000	5%	$447,000	5%
	Promotional interest	794,000	41%	3,657,000	56%	5,266,000	59%
	Carried interest	165,000	9%	586,000	9%	726,000	8%
	Mortgage servicing fee	425,000	22%	1,405,000	21%	1,204,000	13%
General Services
	Operating expense reimbursement	432,000	22%	566,000	9%	1,317,000	15%

Total payments		$1,936,000	100%	$6,515,000	100%	$8,960,000	100%

The chart below summarizes general and administrative – related parties expense for the years ended December 31, 2014, 2013 and 2012. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Years Ended
	December 31,
General and administrative – related parties expense	2014		2013		2012

Amortization of Placement Fees (1)	$-	-	$3,792,000	71%	$1,222,000	44%
Mortgage servicing fee	1,043,000	62%	999,000	19%	969,000	35%
Amortization of debt financing fees	80,000	5%	-	-	11,000	1%
Operating expense reimbursement	567,000	33%	561,000	10%	556,000	20%

Total general and administrative – related parties expense	$1,690,000	100%	$5,352,000	100%	$2,758,000	100%

(1)	Amortization of Placement Fees for the year ended December 31, 2013 includes an out-of-period adjustment of approximately $3.8 million.

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

UDF PM Note

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I (“UDF PM”), in the principal amount of approximately $6.4 million (the “UDF PM Note”). Our general partner serves as the asset manager for UDF I. The UDF PM Note, which bore an interest rate of 15% per annum, was initially collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas. The original maturity date of the UDF PM Note was September 4, 2010. The UDF PM Note was subsequently extended four times, resulting in an amended maturity date of September 4, 2015. In determining whether to modify the UDF PM Note, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In connection with the UDF PM Note, UDF PM agreed to pay us commitment fees equal to 3% of each advance on the note, or $187,500. On October 23, 2014, the UDF PM Note was paid in full and terminated. We did not recognize any commitment fee income in connection with the UDF PM Note for years ended December 31, 2014, 2013 or 2012.

UDF X Note

In November 2007, we originated a secured promissory note to UDF X, a Delaware limited partnership and wholly-owned subsidiary of our general partner, in the principal amount of approximately $70 million (the “UDF X Note”). The UDF X Note, which bears an interest rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and a security agreement. The payment and performance of UDF X’s obligations to the Partnership are guaranteed by Land Development, pursuant to a continuing unconditional guaranty. In August 2008, we amended the UDF X Note to reduce the commitment amount to $25 million. In November 2012, we amended the UDF X Note to increase the commitment amount to $26 million. The original maturity date of the UDF X Note was November 11, 2012. The UDF X Note has been extended four times, resulting in a current maturity date of November 11, 2016. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In connection with the UDF X Note, UDF X agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $751,000. We did not recognize any commitment fee income in connection with the UDF X Note for the years ended December 31, 2014 or 2013. For the year ended December 31, 2012 approximately $145,000 in commitment fee income is included in mortgage and transaction service revenues – related parties.

UDF NP Loan

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company which was a wholly-owned subsidiary of UDF I at the time of the note’s origination (“Northpointe LLC”), in the principal amount of approximately $6.0 million (the “UDF NP Loan”). Our general partner serves as the asset manager for UDF I. In December 2008, Northpointe LLC was purchased by an unrelated third party, which assumed the UDF NP Loan. In May 2009, Northpointe LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by special warranty deed to UDF Northpointe II, L.P. (“Northpointe II”), a subsidiary of UDF I. Concurrent with this assignment, Northpointe LLC entered into a contract for deed with Northpointe II whereby Northpointe LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to Northpointe LLC. The secured promissory note, which bears interest at a rate of 12% per annum, was initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas. In June 2011, we amended the UDF NP Loan to increase the commitment amount to $15 million. The original maturity date of the UDF NP Loan was December 28, 2010. The UDF NP Note has been extended four times, resulting in a current maturity date of December 28, 2015. As of December 31, 2014, the UDF NP Loan is secured by a first lien deed of trust on 14 finished lots in Collin County, Texas and a pledge of equity interests in a non-related entity that owns 259 acres of residential land in Collin County, Texas. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

UDF LOF Note

In August 2008, we originated a secured revolving line-of-credit to UDF LOF in the principal amount of up to $25 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”). The general partner of UDF LOF is a wholly-owned subsidiary of our general partner, and our general partner serves as the asset manager for UDF LOF. The UDF LOF Note, which bore interest at a base rate equal to 15% per annum, was secured by a security interest in all of UDF LOF’s existing and future acquired assets. In August 2011, we amended the UDF LOF Note to reduce the commitment amount to $10 million. The original maturity date of the UDF LOF Note was August 20, 2011. The UDF LOF Note was extended two times, resulting in a final maturity date of August 20, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In January 2010, the balance of the UDF LOF Note was paid in full, although UDF LOF still had the ability to draw on the UDF LOF Note until it matured. The UDF LOF Note matured in August 2014, was paid in full and was not renewed. In connection with this note, UDF LOF agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $587,000. We did not recognize any commitment fee income related to the UDF LOF Note for the years ended December 31, 2014, 2013 and 2012.

BTC Note

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2.0 million (the “BTC Note”). Our general partner had a minority partner interest in Buffington Classic. The secured note, which bore interest at 14% per annum, was secured by a first lien on finished lot inventory that was owned and controlled by Buffington Classic and was guaranteed by Buffington Land, Ltd., a Texas limited partnership. Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), merged into Buffington Texas Classic Homes, LLC (“BTC LLC”), which is ultimately owned and controlled by BHG. Our general partner has a minority limited partnership interest in BHG. As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, BTC LLC succeeded to all the rights, responsibilities and obligations of Buffington Classic under the BTC Note. The original termination date of the BTC Note was August 21, 2010. The BTC Note was extended four times, resulting in a final termination date of August 21, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The BTC Note terminated on August 21, 2014, at which time it was paid in full and was not renewed.

HTC Loan

Effective December 2008, we modified a secured promissory note evidencing a loan (the “HTC Loan”) in the principal amount of approximately $8.1 million to UDF I that we originated in December 2006 in the principal amount of approximately $6.9 million. Our general partner serves as the asset manager for UDF I. UDF I’s obligations under the HTC Loan were initially secured by a first lien deed of trust filed on 190 entitled single-family home lots located in Thornton, Colorado. The HTC Loan bore interest at a base rate equal to 12% per annum and interest payments were due monthly. In June 2011, we modified the HTC Loan to increase the commitment to $12.8 million. In June 2012, we modified the HTC Loan to increase the commitment to $15.6 million. The original maturity date of the HTC Loan was December 31, 2011. The HTC Note was extended five times, resulting in a final maturity date of June 30, 2015. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Effective October 1, 2013, UDF I assigned all rights, title and interest in a promissory note payable by an unrelated party to the Partnership in exchange for cancellation of the HTC Loan.

Ash Creek Note

In April 2011, we originated a promissory note to UDF Ash Creek, L.P. (the “Ash Creek Note”), a Delaware limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of $50,000. Our general partner serves as the asset manager for UDF I. The Ash Creek Note, which bore interest at a base rate equal to 15% per annum, was originally secured by a subordinate deed of trust on 8 acres of land in Dallas County, Texas. In December 2012, we amended the Ash Creek Note to increase the commitment amount to $65,000. The original maturity date of the Ash Creek Note was December 5, 2011. The Ash Creek Note was extended four times, resulting in a final maturity date of December 21, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. On December 30, 2014, the Ash Creek Note was paid in full and terminated.

Summary Information

The chart below summarizes the approximate outstanding balance of each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	December 31, 2014	December 31, 2013
UDF PM Note	$-	$270,000
UDF X Note	16,342,000	18,322,000
UDF NP Loan	61,000	9,091,000
UDF LOF Note	-	-
BTC Note	-	-
HTC Loan	-	-
Ash Creek Note	-	67,000
Total	$16,403,000	$27,750,000

The chart below summarizes the approximate accrued interest included in accrued interest receivable – related parties associated with each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	December 31, 2014	December 31, 2013
UDF PM Note	$-	$10,000
UDF X Note	311,000	196,000
UDF NP Loan	-	-
UDF LOF Note	-	-
BTC Note	-	-
HTC Loan	-	-
Ash Creek Note	-	7,000
Total	$311,000	$213,000

The following table summarizes the approximate income included in interest income – related parties associated with each of our loans included in notes receivable – related parties for the period indicated:

	For the year ended December 31,
Loan Name	2014	2013	2012
UDF PM Note	$34,000	$39,000	$308,000
UDF X Note	2,537,000	3,153,000	3,503,000
UDF NP Loan	581,000	1,437,000	1,500,000
UDF LOF Note	-	-	-
BTC Note	-	-	-
HTC Loan	-	1,163,000	1,523,000
Ash Creek Note	11,000	10,000	8,000
Total	$3,163,000	$5,802,000	$6,842,000

Participation Interest – Related Party

In September 2008, we entered into an Economic Interest Participation Agreement with UMT pursuant to which we purchased (i) an economic interest in a $45 million revolving credit facility (the “UMT Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”).  Our general partner serves as the asset manager for UDF I. An affiliate of our general partner serves as the advisor to UMT. As of December 31, 2010, the UMT Loan was a $60 million revolving line-of-credit facility evidenced by a Third Amended and Restated Secured Line of Credit Promissory Note dated as of August 17, 2009, which initially bore interest at 14% per annum and had an initial maturity date of December 31, 2009. In December 2010, the UMT Loan was modified to increase the commitment amount to $75 million. In December 2012, the UMT Loan was modified to increase the commitment amount to $82 million. In October 2013, the UMT Loan was modified to reduce the interest rate from 14% to 9.25% per annum. In December 2014, the UMT Loan was modified to add a tangible net worth covenant of $15 million in replacement of borrowing base covenants, and to update certain reporting and other loan requirements. Following the Third Amended and Restated Secured Promissory Note’s initial maturity date of December 31, 2009, the UMT Loan has been extended six times, resulting in a current maturity date of December 31, 2015. Our Economic Interest Participation Agreement had an initial maturity date of December 31, 2009. The Economic Interest Participation Agreement has been extended three or more times, resulting in a current maturity date of December 31, 2015. In determining whether to modify this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

The UMT Loan is secured by a subordinate security interest in the assets of UDF I including UDF I’s land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF I in favor of UMT, as amended (the “Security Agreement”). The UMT Loan is subordinate to a senior secured loan from a regional bank to UDF I in the amount of $10,000,000, and all project-specific financing provided to UDF I or any of its subsidiaries.

Pursuant to the Economic Interest Participation Agreement, each time UDF I requests an advance of principal under the UMT Loan, we will fund the required amount to UMT for application to its funding obligation to UDF I under the UMT Loan and our economic interest in the UMT Loan will increase proportionately.  Our economic interest in the UMT Loan gives us the right to receive payment from UMT of principal and accrued interest relating to amounts funded by us to UMT which are applied towards UMT’s funding obligations to UDF I under the UMT Loan. Our economic interest will be repaid as UDF I repays the UMT Loan, unless we reinvest the proceeds in an additional participation interest. We may abate our funding obligations under the Economic Interest Participation Agreement at any time for a period of up to twelve months by giving UMT notice of the abatement.

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and we will participate in the control and management of the UMT Loan. UDF I may use the UMT Loan proceeds to acquire or leverage assets, to fund operations and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code of 1986, as amended. The UMT Loan requires UDF I to comply with a tangible net worth covenant of no less than $15 million. For the years ended December 31, 2014, 2013 and 2012, we recognized approximately $6.7 million, $9.4 million and $9.5 million, respectively, of interest income – related parties related to the Economic Interest Participation Agreement, of which approximately $38,000 and $1.0 million is included in accrued interest receivable – related parties for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, approximately $74.7 million and $70.8 million related to the Economic Interest Participation Agreement is included in participation interest – related party, respectively.

Loan Participations Sold to Related Parties

From inception through December 31, 2014, we have entered into 10 loan participation agreements with related parties whereby a related party has purchased a participation interest in a mortgage investment that we originated or purchased. As of December 31, 2014, 4 of these agreements remain outstanding.

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

BTC Note

In August 2008, we originated the $2.0 million BTC Note with Buffington Classic. Effective March 2010, we entered into a Participation Agreement (“BTC Participation Agreement”) with UDF IV, pursuant to which UDF IV purchased a participation interest in the BTC Note. Our general partner serves as the asset manager of UDF IV. Pursuant to the BTC Participation Agreement, UDF IV participated in the BTC Note by funding our lending obligations under the BTC Note. The BTC Participation Agreement gave UDF IV the right to receive repayment of all principal and accrued interest relating to amounts funded by them under the BTC Participation Agreement. UDF IV’s participation interest was repaid as Buffington Classic repaid the BTC Note. For each loan originated, Buffington Classic was required to pay interest monthly and to repay the principal advanced no later than 12 months following the origination of the loan. The BTC Note, as amended, matured on August 21, 2014.

We were required to purchase back from UDF IV the participation interest in the BTC Note (i) upon a foreclosure of our assets by our lenders, (ii) upon the maturity of the BTC Note, or (iii) at any time upon 30 days prior written notice from UDF IV. In such event, the purchase price paid to UDF IV would be equal to the outstanding principal amount of the BTC Note on the date of termination, together with all accrued interest due thereon, plus any other amounts due to UDF IV under the BTC Participation Agreement.

On April 9, 2010, we entered into an Agent – Participant Agreement with UDF IV (the “Agent Agreement”). In accordance with the Agent Agreement, we continued to manage and control the BTC Note and UDF IV appointed us as its agent to act on its behalf with respect to all aspects of the BTC Note, provided that, pursuant to the Agent Agreement, UDF IV retained approval rights in connection with any material decisions pertaining to the administration and services of the loan and, with respect to any material modification to the loan and in the event that the loan became non-performing, UDF IV would have effective control over the remedies relating to the enforcement of the loan, including ultimate control of the foreclosure process. The BTC Note and BTC Participation were paid in full in August 2014. The UDF IV participation interest is not included on our balance sheet.

TR II Finished Lot Note

In August 2009, we originated a $3.4 million secured promissory note (the “TR II Finished Lot Note”) with CTMGT Travis Ranch II, LLC, an unaffiliated Texas limited liability company. The TR II Finished Lot Note was secured by a subordinate, second lien deed of trust recorded against finished residential lots in the Travis Ranch residential subdivision located in Kaufman County, Texas. The TR II Finished Lot Note was guaranteed by the limited liability company owners of the borrower and by the principal of the borrower. The interest rate under the TR II Finished Lot Note was 15%. The borrower obtained a senior loan secured by a first lien deed of trust on the finished lots, which was paid in full in the first quarter of 2013. As a result, our deed of trust became a first lien. For so long as the senior loan was outstanding, proceeds from the sale of the residential lots securing the TR II Finished Lot Note were paid to the senior lender and were applied to reduce the outstanding balance of the senior loan. Following the payment of the senior lien in full, the proceeds from the sale of the residential lots securing the TR II Finished Lot Note were required to be used to repay the TR II Finished Lot Note.

Effective June 2010, we entered into a loan participation agreement with UDF IV pursuant to which UDF IV purchased a participation interest (the “TR II Finished Lot Participation”) in the TR II Finished Lot Note. Our general partner serves as the asset manager of UDF IV. Pursuant to the TR II Finished Lot Participation, UDF IV was entitled to receive repayment of its participation in the outstanding principal amount of the TR II Finished Lot Note, plus accrued interest thereon, over time as the borrower repaid the loan. The UDF IV participation interest is not included on our balance sheet.

The TR II Finished Lot Note and the TR II Finished Lot Participation were originally due and payable in full on August 28, 2012. The TR II Finished Lot Note was subsequently extended three times pursuant to three separate extension agreements resulting in a maturity date of January 28, 2015. The TR Finished Lot Participation was also extended to January 28, 2015 in connection with these extensions. The TR II Finished Lot Note was also increased to $3.8 million pursuant to a Borrower’s Certificate effective as of December 31, 2012. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. On December 17, 2014, we sold our interest in the TR II Finished Lot Loan to an unrelated third party, and the TR II Finished Lot Loan and the TR II Finished Lot Participation were paid in full.

TR Paper Lot Note

In September 2009, we originated an $8.1 million secured promissory note (the “TR Paper Lot Note”) to CTMGT Travis Ranch, LLC, an unaffiliated Texas limited liability company. The borrower owns paper lots in the Travis Ranch residential subdivision of Kaufman County, Texas. A “paper” lot is a residential lot shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development. As of December 31, 2014, the TR Paper Lot Note is secured by a pledge of the equity interests in the borrower instead of a real property lien, effectively subordinating the TR Paper Lot Note to all real property liens. The TR Paper Lot Note is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower. The interest rate under the TR Paper Lot Note is 15%. The borrower has obtained a senior loan secured by a first lien deed of trust on the paper lots. For so long as the senior loan is outstanding, proceeds from the sale of the paper lots will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan. After the senior loan is paid in full, the proceeds from the sale of the paper lots are required to be used to repay the TR Paper Lot Note.

Effective June 2010, we entered into a loan participation agreement with UDF IV pursuant to which UDF IV purchased a participation interest (the “TR Paper Lot Participation”) in the TR Paper Lot Note. Our general partner serves as the asset manager of UDF IV. Pursuant to the TR Paper Lot Participation, UDF IV is entitled to receive repayment of its participation in the outstanding principal amount of the TR Paper Lot Note, plus its proportionate share of accrued interest thereon, over time as the borrower repays the TR Paper Lot Note. The UDF IV participation interest is not included on our balance sheet.

The TR Paper Lot Note and the TR Paper Lot Participation were originally due and payable in full on September 24, 2012. The TR Paper Lot Note has subsequently been amended four times pursuant to four separate extension agreements, resulting in a current maturity date of January 28, 2016. The TR Paper Lot Participation has also been extended to January 28, 2016 in connection with these modifications. The TR Paper Lot Note was also increased to $11 million pursuant to a Borrower’s Confirmation Certificate effective as of December 31, 2012. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

Luckey Ranch Note

In November 2008, we purchased a $1.7 million secured promissory note (the “Luckey Ranch Note”) from San Antonio Holding Company, Ltd., an unaffiliated Texas limited partnership (“SAHC”). SAHC originated the loan in October 2006 with Luckey Ranch Global Associates, an unaffiliated Texas general partnership (“Luckey Ranch”). The Luckey Ranch Note was secured by a second lien on approximately 610 acres of land located in Bexar County, Texas. The interest rate on the Luckey Ranch Note was 12% and the Luckey Ranch Note matured on September 30, 2012, in accordance with the Tenth Modification Agreement entered into in September 2011. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

Buffington Brushy Creek Note

In May 2008, we originated a $4.7 million secured promissory note (the “Buffington Brushy Creek Note”) with Buffington Brushy Creek, Ltd., an unaffiliated Texas limited liability company, and Buff Star Ventures, Ltd., an unaffiliated Texas limited liability company, as co-borrowers (collectively, “Buff Star”). The Buffington Brushy Creek Note was secured by a pledge of ownership interests in Buff Star. Buff Star owns partnership interests in a limited partnership that owns finished lots and entitled land in a residential subdivision in Travis County, Texas. The interest rate under the Buffington Brushy Creek Note was 16%. Pursuant to the Second Amendment to Secured Promissory Note entered into in May 2011, the maturity date of the Buffington Brushy Creek Note was extended to May 19, 2013. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

CTMGT Note

In December 2007, we originated a secured promissory note (the “CTMGT Note”) with CTMGT, LLC, an unaffiliated Texas limited liability company and its subsidiaries, who are co-borrowers of the CTMGT Note. The CTMGT Note was originally $25 million, and was subsequently increased to $50 million in July 2008, to $64.5 million in November 2011, and to $65.7 million in December 2014. The CTMGT Note is a co-investment loan secured by multiple investments. These investments are cross-collateralized and are secured by collateral-sharing arrangements in subordinate liens covering finished lots and entitled land, pledges of the ownership interests in the borrowing entities, and guarantees. The collateral-sharing arrangements allocate the proceeds of the co-investment collateral between us and UDF I. Under these collateral-sharing arrangements for the CTMGT Note, we are entitled to receive 75% of collateral proceeds. In the event of a borrower’s bankruptcy, we are entitled to receive 100% of the collateral proceeds after payment of the senior lenders (including UDF IV and UDF V), but ahead of payment to UDF I. The CTMGT collateral is located in multiple counties in the greater Dallas-Fort Worth area and surrounding counties. The interest rate on the CTMGT Note is 16.25%.

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

The original maturity date of the CTMGT Note was December 21, 2010. The CTMGT Note was subsequently extended five times pursuant to five separate modification agreements, resulting in a current maturity date of July 1, 2015. The CTMGT Participation has also been extended to July 1, 2015 in connection with these extensions. In addition, we increased the amount of the CTMGT Note from its original amount of $25 million to $50 million in July 2008 and to $64.5 million in November 2011, pursuant to two separate modification agreements, and to $65.7 million in December 2014 pursuant to a Borrower’s Certificate. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

Northpointe LLC Note

In December 2008, we originated a $4.2 million secured promissory note (the “Northpointe LLC Note”) with Northpointe LLC. The Northpointe LLC Note was initially collateralized by a first lien deed of trust on 303 finished lots in Texas and assignments of distributions from Northpointe LLC. As of December 31, 2014, the Northpointe LLC Note is secured by a pledge of the equity interests in a borrower affiliate that owns 393 acres of undeveloped land in Denton County, Texas, effectively subordinating this pledge to all real property liens. The interest rate under the Northpointe LLC Note is 12%.

Effective June 2012, we entered into a loan participation agreement with UDF IV pursuant to which UDF IV purchased a participation interest (the “Northpointe LLC Participation”) in the Northpointe LLC Note. Our general partner serves as the asset manager of UDF IV. Pursuant to the Northpointe LLC Participation, UDF IV is entitled to receive repayment of its participation in the outstanding principal amount of the Northpointe LLC Note, plus its proportionate share of accrued interest thereon, over time as the borrower repays the UDF Northpointe Note. The UDF IV participation interest is not included on our balance sheet.

The original maturity date of the Northpointe LLC Note was December 4, 2011. The Northpointe LLC Note was subsequently extended four times pursuant to four separate modification agreements, resulting in a current maturity date of June 4, 2015. The Northpointe LLC Participation has also been extended to June 4, 2015 in connection with these extensions. In determining whether to modify the Northpointe LLC Note, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

UDF NP Note

In December 2007, we originated a $6.0 million UDF NP Loan to Northpointe LLC. In December 2008, Northpointe LLC was purchased by an unrelated third party which assumed the UDF NP Loan. In May 2009, Northpointe LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by special warranty deed to Northpointe II, a subsidiary of UDF I. Concurrent with this assignment, Northpointe LLC entered into a contract for deed with Northpointe II whereby Northpointe LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to Northpointe LLC. The secured promissory note bears interest at a rate of 12% per annum and was initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas. As of December 31, 2014, the UDF NP Loan is secured by a first lien deed of trust on 14 finished lots in Collin County, Texas and a pledge of equity interests in a non-related entity that owns 80 acres of residential land in Collin County, Texas.

Effective May 2013, we entered into a loan participation agreement with UDF IV pursuant to which UDF IV purchased a participation interest (the “Northpointe II LP Participation”) in the UDF NP Loan. Our general partner serves as the asset manager of UDF IV. Pursuant to the Northpointe II LP Participation, UDF IV is entitled to receive repayment of its participation in the outstanding principal amount of the UDF NP Loan, plus its proportionate share of accrued interest thereon, payable first in priority ahead of the Partnership, over time as the borrower repays the UDF NP Loan. The UDF IV participation interest is not included on our balance sheet.

The original maturity date of the UDF NP Loan was December 28, 2010. The UDF NP Note has been extended four times, resulting in a current maturity date of December 28, 2015. The Northpointe II LP Participation has also been extended to December 28, 2015 in connection with these extensions. In June 2011, we amended the UDF NP Loan to increase the commitment amount to $15 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note.

Summary Information

The table below summarizes the approximate outstanding balance of each of our loans included in notes receivable and notes receivable – related parties as of the date indicated:

Loan Name	December 31, 2014	December 31, 2013
Related
BTC Participation Agreement	$-	$-
Northpointe II LP Participation	61,000	9,091,000
Total	$61,000	$9,091,000
Non-Related
TR II Finished Lot Participation	$-	$-
TR Paper Lot Participation	-	-
Luckey Ranch Participation	-	-
Brushy Creek Participation	-	-
CTMGT Participation	49,786,000	45,731,000
Northpointe LLC Participation	44,000	57,000
Total	$49,830,000	$45,788,000

The table below summarizes the approximate accrued interest included in accrued interest and accrued interest receivable – related parties associated with each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	December 31, 2014	December 31, 2013
Related
BTC Participation Agreement	$-	$-
Northpointe II LP Participation	-	-
Total	$-	$-
Non-Related
TR II Finished Lot Participation	$-	$-
TR Paper Lot Participation	-	-
Luckey Ranch Participation	-	-
Brushy Creek Participation	-	-
CTMGT Participation	244,000	-
Northpointe LLC Participation	400	-
Total	$244,400	$-

The following table summarizes the approximate income included in interest income and interest income – related parties associated with each of our loans included in loan participation interest – related parties for the periods indicated:

	For the year ended December 31,
Loan Name	2014	2013	2012
Related
BTC Participation Agreement	$-	$-	$-
Northpointe II LP Participation	581,000	1,437,000	1,500,000
Total	$581,000	$1,437,000	$1,500,000
Non-Related
TR II Finished Lot Participation	$-	$-	$-
TR Paper Lot Participation	-	-	-
Luckey Ranch Participation	-	-	51,000
Brushy Creek Participation	-	-	-
CTMGT Participation	7,211,000	6,898,000	6,657,000
Northpointe LLC Participation	6,000	52,000	260,000
Total	$7,217,000	$6,950,000	$6,968,000

The table below summarizes the approximate outstanding balance of the participation interest associated with each respective participation agreement as of the date indicated:

Loan Name	December 31, 2014	December 31, 2013
Related
BTC Participation Agreement	$-	$280,000
Northpointe II LP Participation	10,754,000	3,000,000
Total	$10,754,000	$3,280,000
Non-Related
TR II Finished Lot Participation	$-	$3,346,000
TR Paper Lot Participation	15,014,000	12,617,000
Luckey Ranch Participation	-	-
Brushy Creek Participation	-	-
CTMGT Participation	15,928,000	12,663,000
Northpointe LLC Participation	1,216,000	1,585,000
Total	$32,158,000	$30,211,000

Credit Enhancement Fees – Related Parties

From time to time, the Partnership enters into guarantees of affiliates’ borrowings and provides credit enhancements for the benefit of senior lenders in connection with the Partnership’s affiliates and investments in partnerships (collectively referred to as “guarantees”). In connection with related party guarantees, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn, Inc., an independent advisor, stating that these guarantees are fair and at least as reasonable to the Partnership as a guarantee to an unaffiliated borrower in similar circumstances. See “Item 7, Off-Balance Sheet Arrangements”, Note I, “Commitments and Contingencies”, and Note K, “Related Party Transactions” to our accompanying financial statements for further discussion on guarantees.

The following table represents the approximate amount included in mortgage and transaction service revenues – related parties income for the periods indicated associated with fees paid to us on related party guarantees:

	For the Years Ended December 31,
Guarantee	2014	2013	2012
Lending Credit Enhancement (1)	$-	$37,000	$45,000
REO PC Credit Enhancement (1)	13,000	2,000	-
UMT HF TCB Guaranty	49,000	45,000	15,000
UDF IV HF Guaranty	144,000	45,000	60,000
UMT 15th Street Guaranty	6,000	7,000	11,000
UDF I Brockhoeft Guaranty	-	-	198,000
UDF IV Acquisitions Guaranty	170,000	45,000	59,000
UDF IV Finance II Guaranty	90,000	28,000	58,000
UMT HF III Guaranty	20,000	22,000	29,000
UMT HF II Guaranty	-	-	1,000
UMT HF II Green Bank Guaranty	7,000	4,000	1,000
BHG Guaranty	-	6,000	-
UDF IV Finance VI Guaranty	81,000	5,000	-
Total	$580,000	$246,000	$477,000

(1)	As defined in Note I to the accompanying financial statements.

As of December 31, 2014 and December 31, 2013, approximately $347,000 and $298,000 is included in accounts receivable – related parties associated with fees due to the Partnership on related party guarantees.

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

As of December 31, 2014, the independent advisor from whom we have requested fairness opinions, which was selected by our general partner, is Jackson Claborn, Inc. Established in 1993, Jackson Claborn, Inc. is a full-service real estate appraisal and consulting firm which has been involved in the analysis of all types of commercial and residential property including, but not limited to, single-family subdivisions, single-family residences, golf courses, mixed-use developments, special-use projects and vacant land. Principals and professionals associated with Jackson Claborn, Inc. hold State of Texas Certified General Appraiser licenses and are members or designated members of the Appraisal Institute.

As of December 31, 2014, we had entered into 10 loan participation agreements with related parties whereby a related party has purchased a participation interest in a mortgage investment that we have originated for which we have obtained fairness opinions from Jackson Claborn, Inc. Our general partner believes that these purchased participation interests and credit enhancements are similar to our past practices and that they are fair and at least as favorable to us as a loan or credit enhancement to an unaffiliated borrower in similar circumstances.

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

Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees for professional audit services rendered by Whitley Penn LLP for the audit of our annual financial statements for the years ended December 31, 2014 and 2013 and fees billed for other services rendered by our independent public registered accounting firm during that period:

	2014	2013
Audit Fees (1)	$142,250	$135,975
Audit-Related Fees (2)	1,730	3,850
Tax Fees (3)	25,000	28,500
Total Fees	$168,980	$168,325

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

March 31, 2015
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

March 31, 2015
	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
President and Chief Executive Officer of UMTH Land Development, L.P., sole general partner of the Registrant and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.
(Principal Executive Officer)

March 31, 2015
	By:	/s/ Cara D. Obert
Cara D. Obert
Chief Financial Officer of UMTH Land Development, L.P., sole general partner of the Registrant
(Principal Financial Officer and Principal Accounting Officer)

March 31, 2015
	By:	/s/ Theodore F. Etter
Theodore F. Etter
Chairman of the Board of UMT Services, Inc., sole general partner of UMTH Land Development, L.P., sole general partner of the Registrant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United Development Funding III, L.P.

We have audited the accompanying balance sheets of United Development Funding III, L.P. (the “Partnership”) as of December 31, 2014 and 2013, and the related statements of operations, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Development Funding III, L.P. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 31, 2015

UNITED DEVELOPMENT FUNDING III, L.P.

BALANCE SHEETS

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$790,956	$1,966,735
Restricted cash	1,383,282	1,374,665
Accrued interest receivable	9,544,825	6,323,628
Accrued interest receivable – related parties	349,657	1,247,822
Accounts receivable – related parties	347,060	297,793
Notes receivable, net	280,730,172	254,967,550
Notes receivable – related parties, net	16,403,160	27,750,328
Participation interest – related party, net	74,686,618	70,835,104
Other assets	184,876	61,908

Total assets	$384,420,606	$364,825,533

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$247,886	$135,531
Accrued liabilities	323,731	172,514
Accrued liabilities – related parties	2,470,050	1,397,532
Distributions payable	3,187,805	-
Line-of-credit	11,250,000	10,000,000

Total liabilities	17,479,472	11,705,577

Commitments and contingencies

Partners’ Capital:
Limited partners’ capital: 22,500,000 units authorized;
19,545,922 units issued and outstanding at
December 31, 2014 and 19,131,748 units issued and
outstanding at December 31, 2013	366,472,837	353,119,847
General partner’s capital	468,297	109

Total partners’ capital	366,941,134	353,119,956

Total liabilities and partners’ capital	$384,420,606	$364,825,533

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012

Revenues:
Interest income	$40,486,936	$37,249,385	$35,779,392
Interest income – related parties	9,855,596	15,162,053	16,362,386
Mortgage and transaction service revenues	321,823	400,203	395,256
Mortgage and transaction service revenues – related parties	580,253	246,205	622,179
Total revenues	51,244,608	53,057,846	53,159,213

Expenses:
Interest expense	729,808	1,181,507	1,468,836
(Recapture) provision for loan loss	(184,001)	4,512,684	5,569,266
General and administrative	1,407,719	1,008,856	1,062,243
General and administrative – related parties	1,690,083	5,351,582	2,758,135
Total expenses	3,643,609	12,054,629	10,858,480

Net income	$47,600,999	$41,003,217	$42,300,733

Earnings allocated to limited partners	$42,659,849	$36,746,939	$37,909,769

Earnings per weighted average limited partnership units outstanding, basic and diluted	$2.21	$1.94	$2.04

Weighted average limited partnership units outstanding	19,316,696	18,954,080	18,566,233

Distributions per weighted average limited partnership units outstanding	$1.95	$1.95	$1.95

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

For the Years Ended December 31, 2014, 2013 and 2012

	General	Limited	Limited	Total
	Partner's	Partners'	Partners'	Partners'
	Capital	Units	Capital	Capital

Balance at December 31, 2011	$34,363	18,326,511	$335,489,379	$335,523,742

Distributions paid	(4,425,218)	-	(36,217,790)	(40,643,008)

Distribution reinvestment	-	518,437	10,368,751	10,368,751

Redemption of limited partners’ interest		(17,450)	(349,000)	(349,000)

Net income	4,390,964	-	37,909,769	42,300,733

Balance at December 31, 2012	109	18,827,498	347,201,109	347,201,218

Contributions	-	-	390	390

Distributions paid	(4,256,277)	-	(36,913,582)	(41,169,859)

Distribution reinvestment	-	500,102	10,002,033	10,002,033

Redemption of limited partners’ interest		(195,852)	(3,917,043)	(3,917,043)

Net income	4,256,277	-	36,746,940	41,003,217

Balance at December 31, 2013	109	19,131,748	353,119,847	353,119,956

Distributions paid	(1,285,157)	-	(37,590,342)	(38,875,499)

Distribution reinvestment	-	485,574	9,711,483	9,711,483

Distributions declared, but not paid	(3,187,805)	-	-	(3,187,805)

Redemption of limited partners’ interest		(71,400)	(1,428,000)	(1,428,000)

Net income	4,941,150	-	42,659,849	47,600,999

Balance at December 31, 2014	$468,297	19,545,922	$366,472,837	$366,941,134

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
Operating Activities
Net income	$47,600,999	$41,003,217	$42,300,733
Adjustment to reconcile net income to net cash provided by operating activities:
(Recapture) provision for loan losses	(184,001)	4,512,684	5,569,266
Amortization	217,247	80,994	128,103
Changes in operating assets and liabilities:
Accrued interest receivable	(3,221,197)	(2,600,218)	2,489,298
Accrued interest receivable – related parties	898,165	1,426,008	(50,964)
Accounts receivable – related parties	(49,267)	1,207	(138,448)
Other assets	(340,215)	(17,983)	(169,317)
Accounts payable	112,355	16,991	(74,753)
Accrued liabilities	(15,937)	(31,706)	(1,246)
Accrued liabilities – related parties	1,239,672	(657,362)	(1,452,318)
Net cash provided by operating activities	46,257,821	43,733,832	48,600,354

Investing Activities
Investments in notes receivable	(42,008,561)	(27,976,274)	(27,226,942)
Investments in notes receivable – related parties	(1,155,732)	(1,382,470)	(6,754,674)
Investments in participation interest – related party	(5,287,415)	(2,985,166)	(9,195,637)
Receipts from notes receivable	16,429,940	7,658,019	19,220,508
Receipts from notes receivable – related parties	12,502,900	10,399,935	9,760,839
Receipts from participation interest – related party	1,435,901	7,338,519	157,703
Restricted cash	(8,617)	160,108	(16,111)
Net cash used in investing activities	(18,091,584)	(6,787,329)	(14,054,314)

Financing Activities
Proceeds from lines-of-credit	15,000,000	-	-
Payments on lines-of-credit	(13,750,000)	(3,750,000)	(1,250,000)
Limited partner contributions	-	390	-
Limited partner distributions, net of limited partner distribution reinvestment	(27,878,859)	(26,911,549)	(25,849,039)
Limited partner redemptions	(1,428,000)	(3,917,043)	(349,000)
General partner distributions	(1,285,157)	(4,256,277)	(5,977,668)
Net cash used in financing activities	(29,342,016)	(38,834,479)	(33,425,707)

Net (decrease) increase in cash and cash equivalents	(1,175,779)	(1,887,976)	1,120,333
Cash and cash equivalents at beginning of period	1,966,735	3,854,711	2,734,378
Cash and cash equivalents at end of period	$790,956	$1,966,735	$3,854,711

Supplemental Cash Flow Information
Cash paid for interest	$787,781	$1,213,356	$1,479,452
Supplemental Cash Flow Information – non cash activity
Assignment of loans	$-	$12,253,449	$-
Limited partner distribution reinvestment	$9,711,483	$10,002,033	$10,368,751
Distributions accrued but not paid	$3,187,805	$-	$-

See accompanying notes to financial statements.

UNITED DEVELOPMENT FUNDING III, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2014 and 2013, there were no such amounts included in cash and cash equivalents.

Restricted Cash

Restricted cash includes deposits associated with certain guarantees.

Notes receivable and Notes receivable – related parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or estimated net realizable value. The notes are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts or reimbursements of development costs due to the borrower under contracts with districts and municipalities. Currently, the notes receivable and notes receivable – related parties have terms ranging from 12 to 36 months. None of such mortgages are insured or guaranteed by a federally owned or guaranteed mortgage agency. We originate and/or acquire all notes receivable and intend to hold the notes receivable for the life of the notes.

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

Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable, notes receivable – related parties and participation interest – related party. We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. Our review consists of evaluating economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral, and other relevant factors. We also utilize a peer group analysis and a historical analysis to validate the overall adequacy of our allowance for loan losses. This review is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

In reviewing our portfolio, we consider cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We have based our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also have been based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. We also consider third-party appraisals which provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against, or “charged off,” and decrease the allowance for loan losses, while amounts recovered on previously charged off accounts increase the allowance.

Revenue Recognition

Interest income on notes receivable, notes receivable – related parties and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis. A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2014, we were suspending income recognition on 3 notes receivable with an aggregate unpaid principal balance of approximately $13.3 million for which full collectability is considered more likely than not, but not probable, and 1 note receivable with an aggregate unpaid principal balance of approximately $5.3 million that was deemed as more likely than not, but not probable that we will be unable to collect all amounts due. As of December 31, 2013, we were suspending income recognition on 4 notes receivable with an aggregate unpaid principal balance of approximately $18.3 million for which full collectability is considered probable.

We generate mortgage and transaction service revenues and mortgage and transaction service revenues – related parties by originating and acquiring notes receivable and other loans. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20, Receivables-Nonrefundable Fees and Other Costs (“ASC 310-20”), we defer recognition of income from nonrefundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes. In addition, credit enhancement fee income is generated by fees charged to parties for credit enhancements provided to lenders by the Partnership on behalf of the parties. Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement. As of December 31, 2014, the Partnership was providing 9 credit enhancements to related parties (see Note K for further discussion).

The Partnership also incurred acquisition and origination fees (“Placement Fees”) payable to its general partner for processing and origination costs (including, but not limited to, legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, and title insurance funded by us) associated with notes receivable or participation interest entered into by the Partnership. Such costs were amortized into expense on a straight-line basis. These fees were fully amortized into expense as of December 31, 2013.

Cash Flow Distributions

Cash available for distributions represents the cash funds received by us from operations (other than net proceeds from a capital transaction) that produces proceeds from (i) the repayment of principal or prepayment of a mortgage to the extent classified as a return of capital for federal income tax purposes, (ii) the foreclosure, sale, exchange, condemnation, eminent domain taking or other disposition of a mortgage loan or of a property subject to a mortgage, or (iii) insurance or a guarantee with respect to a mortgage, including, without limitation, interest, points, revenue participations in property appreciation and interest or dividends from interim investments or proceeds from borrowings, if appropriate, less all cash used to pay Partnership expenses and debt payments and amounts set aside to create a retained earnings reserve (currently at 9.5% of our net income; the retained earnings reserve is intended to recover some of the organization and offering expenses that were incurred in connection with our public offering of our units of limited partnership interest). Our general partner receives a monthly distribution for promotional and carried interest from the cash available for distributions, in addition to the payments made to our general partner and related parties. See Note K for further discussion of related party transactions.

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

The chart below summarizes the aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of December 31, 2014 and 2013:

	As of December 31,
	2014		2013
General Partner	$28,497,000	(1)	$24,024,000	(2)
Limited Partners	235,178,000	(3)	197,588,000	(4)
Retained Earnings Reserve	11,663,000		6,663,000
Retained Earnings Deficit	(14,845,000)		(15,323,000)

(1)	approximately $28.5 million paid in cash.

(2)	approximately $24 million paid in cash.

(3)	approximately $162.2 million paid in cash and approximately $73 million reinvested in 3,648,868 units of limited partnership interest under our DRIP and Secondary DRIP, each as defined in Note C below.

(4)	approximately $134.3 million paid in cash and approximately $63.3 million reinvested in 3,163,293 units of limited partnership interest under our DRIP and Secondary DRIP, each as defined in Note C below.

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets, including the distributions to our general partner described above, and the general and administrative – related parties expenses for the years ended December 31, 2014 and 2013. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

	For the Years Ended December 31,
	2014	2013
Payments to General Partner and Related Parties	$1,935,000	$6,515,000
Total General and Administrative Expenses to General Partner and Related Parties	$1,690,000	$5,352,000

Income Taxes

The Partnership is organized as a limited partnership for federal income tax purposes. As a result, income or losses are taxable or deductible to the partners rather than at the partnership level; accordingly, no provision has been made for federal income taxes in the accompanying financial statements. The chart below provides a reconciliation of our GAAP net income to our taxable income for the years ended December 31, 2014 and 2013:

F-11

	2014		2013
GAAP Net Income	$47,600,999		$41,003,217
Temporary differences	(572,998	)(1)	2,941,556	(1)
Taxable income	$47,028,001	(2)	$43,944,773

(1)	Consists primarily of revenues amortized for GAAP purposes but recognized immediately for tax purposes as well as loan loss reserves recorded for GAAP purposes but not recognized for tax purposes until losses actually incurred.

(2)	Amounts represent estimates as 2014 taxable income has not yet been determined.

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

The Partnership files income tax returns in the United States federal jurisdiction. At December 31, 2014, tax returns related to fiscal years ended December 31, 2011 through December 31, 2013 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. The Partnership did not incur any penalties or interest during the years ended December 31, 2014 and 2013.

Impact of Recently Issued Accounting Standards

In January 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables — Troubled Debt Restructuring by Creditors (“ASU 2014-04”).  This guidance clarifies that when an “in substance repossession or foreclosure” occurs, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments of ASU 2014-04 also require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  ASU 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Partnership does not expect the adoption of ASU 2014-04 to have a material impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard.

Fair Value of Financial Instruments

In accordance with the reporting requirements of FASB ASC 825-10, Financial Instruments-Fair Value, we calculate the fair value of our assets and liabilities that qualify as financial instruments under this statement and include this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of restricted cash, accrued interest receivable, accrued interest receivable – related parties, accounts receivable – related parties, accounts payable, accrued liabilities, and accrued liabilities – related parties approximates the carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of notes receivable, notes receivable – related parties, participation interest – related party, and line-of-credit approximates the carrying amount since they bear interest at the market rate.

Guarantees

The Partnership from time to time enters into guarantees of debtors’ or affiliates’ borrowings and provides credit enhancements for the benefit of senior lenders in connection with the Partnership’s debtors and investments in partnerships (collectively referred to as “guarantees”), and accounts for such guarantees in accordance with FASB ASC 460-10, Guarantees.

C. Registration Statement

On May 15, 2006, the Offering was declared effective under the Securities Act of 1933, as amended. The Offering, at the time of such effectiveness, covered up to 12,500,000 units of limited partnership interest at a price of $20.00 per unit (the “Primary Offering”) and up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) at a price of $20.00 per unit. We had the right to reallocate the units of limited partnership interest we were offering between the Primary Offering and our DRIP, and we therefore reallocated the units being offered such that 16,500,000 units were offered pursuant to the Primary Offering and 1,000,000 units were offered pursuant to the DRIP. The Primary Offering was terminated on April 23, 2009. We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

On June 12, 2009, we registered 5,000,000 additional units to be offered at the Estimated Unit Value (as defined in Note H below) pursuant to an Amended and Restated Distribution Reinvestment Plan in a Registration Statement on Form S-3 (File No. 333-159939) (“Secondary DRIP”). As such, we ceased offering units under the DRIP as of July 21, 2009 and concurrently commenced our offering of units pursuant to the Secondary DRIP, which is currently ongoing. Effective as of March 6, 2015, the general partner determined the most recent Estimated Unit Value to be $20.00 per unit, which will be used as the Estimated Unit Value until such time as our general partner provides a new estimated value of the Partnership’s units of limited partnership interest.

D. Loans and Allowance for Loan Losses

Our loan portfolio is comprised of notes receivables, net, notes receivables – related parties, net and participation interest – related party, net, and is recorded at the lower of cost or estimated net realizable value.

	As of December 31,
	2014	2013
Notes receivable, net	$280,730,000	$254,968,000
Notes receivable - related parties, net	16,403,000	27,750,000
Participation interest - related party, net	74,687,000	70,835,000
Total	$371,820,000	$353,553,000

Our loans are classified as follows:

	As of December 31,
	2014	2013
Real Estate:
Acquisition and land development	$390,958,000	$373,380,000
Allowance for loan losses	(19,040,000)	(19,715,000)
Unamortized commitment fees and placement fees	(98,000)	(112,000)
Total	$371,820,000	$353,553,000

As of December 31, 2014, we had originated or purchased 62 loans, including 40 loans that have been repaid in full by the respective borrowers and 1 loan for which the remaining balance was written-off. For the year ended December 31, 2014, we originated or purchased 1 loan and did not acquire any additional participation interests. Of the 21 loans outstanding as of December 31, 2014, the scheduled maturity dates are as follows as of December 31, 2014:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$36,942,000	6	12%	$36,942,000	6	9%
2015	74,748,000	2	82%	256,445,000	11	86%	331,193,000	13	85%
2016	16,342,000	1	18%	-	-	-	16,342,000	1	4%
2017	-	-	-	6,481,000	1	2%	6,481,000	1	2%
Total	$91,090,000	3	100%	$299,868,000	18	100%	$390,958,000	21	100%

As of December 31, 2013, we had originated or purchased 61 loans, including 34 loans that have been repaid in full by the respective borrower. For the year ended December 31, 2013, we originated or purchased 1 loan, sold 1 loan participation, and did not acquire any additional participation interests. Of the 27 loans outstanding as of December 31, 2013, the scheduled maturity dates were as follows as of December 31, 2013.

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$40,334,000	8	15%	$40,334,000	8	11%
2014	80,263,000	6	81%	216,733,000	10	79%	296,996,000	16	80%
2015	18,322,000	1	19%	17,728,000	2	6%	36,050,000	3	9%
Total	$98,585,000	7	100%	$274,795,000	20	100%	$373,380,000	27	100%

The following table represents the maturity dates of loans that were matured as of December 31, 2014 and had not been repaid or extended as of December 31, 2014:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
2009	$-	-	-	$16,916,000	5	46%	$16,916,000	5	46%
2010	-	-	-	20,026,000	1	54%	20,026,000	1	54%
Total	$-	-	-	$36,942,000	6	100%	$36,942,000	6	100%

Of these 6 loans, as of December 31, 2014, full collectability is considered probable for 3 loans with an aggregate unpaid principal balance of approximately $29.3 million, full collectability is considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.4 million, and 1 note receivable with an aggregate unpaid principal balance of approximately $5.3 million was deemed as probable that we will be unable to collect all amounts due. In addition to the 6 loans considered impaired due to the loans remaining outstanding beyond the contractual terms of the loan agreement, we had one loan with an aggregate unpaid principal balance of approximately $11 million that was considered impaired due to the estimated value of the underlying collateral and as such, full collectability on this loan is considered more likely than not, but not probable, as of December 31, 2014.

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

Of these 8 loans, as of December 31, 2013, full collectability was considered probable for 5 loans with an aggregate unpaid principal balance of approximately $32.8 million and full collectability was considered more likely than not, but not probable, for 3 loans with an aggregate unpaid principal balance of approximately $7.5 million. In addition to the 8 loans considered impaired due to the loans remaining outstanding beyond the contractual terms of the loan agreement, we had one loan with an aggregate unpaid principal balance of approximately $10.8 million that was considered impaired due to the estimated value of the underlying collateral and as such, full collectability on this loan was considered more likely than not, but not probable, as of December 31, 2013.

The following table describes the loans that were matured as of December 31, 2013, the activity with respect to such loans during the year ended December 31, 2014, and the loans that matured during the year ended December 31, 2014 and remained matured as of December 31, 2014:

Maturity Date	Amount	Loans	% of Total	Matured Loan Extensions During the Year Ended December 31, 2014 on Loans Matured as of December 31, 2013 (1)	Net Activity During the Year Ended December 31, 2014 on Loans Matured as of December 31, 2013 (2)	Loans Matured During the Year Ended December 31, 2014 (3)	Amount	Loans	% of Total

	Non-Related
	Matured as of December 31, 2013			2014 Activity (4)			Matured as of December 31, 2014
2009	$17,567,000	6	44%	$-	$(651,000)	$-	$16,916,000	5	46%
2010	22,767,000	2	56%	-	(2,741,000)	-	20,026,000	1	54%
Total	$40,334,000	8	100%	$-	$(3,392,000)	$-	$36,942,000	6	100%

(1)	Amounts represent aggregate unpaid principal balance as of December 31, 2013 of matured loans as of December 31, 2013 that were extended during the year ended December 31, 2014.
(2)	For loans matured as of December 31, 2013, net loan activity represents all activity on the loans during the year ended December 31, 2014, including accrued interest, payment of fees and expenses, charge-offs and/or repayments.
(3)	Amounts represent aggregate unpaid principal balance as of December 31, 2014 of loans that matured during the year ended December 31, 2014 and remained matured as of December 31, 2014.
(4)	The table does not reflect activity for loans that matured or were due to mature during the year ended December 31, 2014, but were extended prior to December 31, 2014.

A loan is placed on non-accrual status and income recognition is suspended at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of December 31, 2014, we were suspending income recognition on 3 notes receivable with an aggregate unpaid principal balance of approximately $13.3 million for which full collectability is considered more likely than not, but not probable, and 1 note receivable with an aggregate unpaid principal balance of approximately $5.3 million that was deemed more likely than not, but not probable that we will be unable to collect all amounts due. As of December 31, 2014, we charged off the aggregate unpaid principal balance of approximately $491,000 of 1 matured loan receivable. As of December 31, 2013, we were suspending income recognition on 4 notes receivable with an aggregate unpaid principal balance of approximately $18.3 million for which full collectability was considered more likely than not, but not probable.

Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is generally evaluated on an individual loan basis for each loan in the portfolio. If an individual loan is considered impaired, a specific valuation allowance may be allocated, if necessary, so that the individual loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Loans that are not individually considered impaired are collectively and qualitatively measured as a portfolio for general valuation allowance. In reviewing our portfolio for this valuation analysis, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed purchase contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, as well as the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. We also consider third-party appraisals which provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

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

As of December 31, 2014, we had 6 notes receivable with an aggregate unpaid principal balance of approximately $36.9 million that were considered impaired due to the loans remaining outstanding beyond the contractual term of the loan agreement. Of these 6 loans, full collectability is considered probable for 3 loans with an aggregate unpaid principal balance of approximately $29.3 million, full collectability is considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.4 million, and 1 note receivable with an aggregate unpaid principal balance of approximately $5.3 million was deemed more likely than not, but not probable that we will be unable to collect all amounts due. In addition to the 6 loans considered impaired due to the loans remaining outstanding beyond the contractual terms of the loan agreement, we had one loan with an aggregate unpaid principal balance of approximately $11 million that was considered impaired due to the estimated value of the underlying collateral and as such, full collectability on this loan is considered more likely than not, but not probable, as of December 31, 2014. As of December 31, 2013, we had 8 notes receivable with an aggregate unpaid principal balance of approximately $40.3 million that were considered impaired due to the loans remaining outstanding beyond the contractual term of the loan agreement. Of these 8 loans, full collectability was considered probable for 5 loans with an aggregate unpaid principal balance of approximately $32.8 million and full collectability was considered more likely than not, but not probable, for 3 loans with an aggregate unpaid principal balance of approximately $7.5 million. In addition to the 8 loans considered impaired due to the loans remaining outstanding beyond the contractual terms of the loan agreement, we had one loan with an aggregate unpaid principal balance of approximately $10.8 million that was considered impaired due to the estimated value of the underlying collateral and as such, full collectability on this loan is considered more likely than not, but not probable, as of December 31, 2013. For the years ended December 31, 2014 and 2013, the average outstanding aggregate unpaid principal balance for impaired loans was approximately $52.9 million and $41.5 million, respectively. For the years ended December 31, 2014, 2013 and 2012, we recognized approximately $5.5 million, $5.4 million and $5.4 million of interest income, respectively, related to impaired loans. For the years ended December 31, 2014, 2013 and 2012, we did not recognize any cash basis interest income related to impaired loans. We recognized approximately $5.3 million in the specific allowance on one impaired loan as of December 31, 2014. We charged-off approximately $491,000 and $1.4 million, respectively, against the allowance for loan losses associated with repayment of one impaired loan during the years ended December 31, 2014 and 2013.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due. Interest income is suspended on Level 3 loans.

As of December 31, 2014 and 2013, our loans were classified as follows:

	2014	2013
Level 1	$372,328,000	$355,107,000
Level 2	13,320,000	18,273,000
Level 3	5,310,000	-
Total	$390,958,000	$373,380,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable, notes receivable – related parties and participation interest – related party. We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses (“charged off”), while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the reserve for loan losses during the years ended December 31, 2014 and 2013, which is offset against notes receivable:

	For the year ended December 31,
	2014	2013
Allowance for loan losses:
Balance at beginning of period	$19,715,000	$16,644,000
(Recapture) provision charged to earnings	(184,000)	4,513,000
Loan losses:
Charge-offs	(491,000)	(1,442,000)
Recoveries	-	-
Net loan losses	(491,000)	(1,442,000)
Balance at end of period	$19,040,000	$19,715,000
Ending balance, individually evaluated for impairment	$5,310,000	$-
Ending balance, collectively evaluated for impairment	$13,730,000	$19,715,000

Financing receivables:
Balance at end of period	$390,958,000	$373,380,000
Ending balance, individually evaluated for impairment	$47,903,000	$-
Ending balance, collectively evaluated for impairment	$343,055,000	$373,380,000

We have adopted the provisions of ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In accordance with ASU 2011-02, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of December 31, 2014 and 2013, we have no loan modifications that are classified as troubled debt restructurings.

E. Line-of-Credit

On September 21, 2009, during the credit crisis in which financial institutions severely reduced the number of loans made to entities involved in real estate, the Partnership entered into a Loan and Security Agreement (the “Loan Agreement”) with Wesley J. Brockhoeft, an unaffiliated individual (the “Lender”), pursuant to which the Lender provided the Partnership with a revolving credit facility in the maximum principal amount of $15 million (the “Brockhoeft Credit Facility”). Effective March 2014, we paid off the Brockhoeft Credit Facility in full, and the Loan Agreement was terminated. The interest rate on the Brockhoeft Credit Facility was equal to 10% per annum. Accrued interest on the outstanding principal amount of the Brockhoeft Credit Facility was payable monthly. The Brockhoeft Credit Facility was secured by a first priority lien on all of the Partnership’s existing and future assets. In consideration of the Lender originating the Brockhoeft Credit Facility, the Partnership paid the Lender an origination fee in the amount of $300,000. On June 21, 2010, the Partnership entered into the First Amendment to Loan and Security Agreement (the “Amended Loan Agreement”), pursuant to which the maturity date on the Brockhoeft Credit Facility was extended from September 20, 2010 to June 21, 2012 and the Partnership’s existing and future assets were permitted to secure our guaranty of a $15 million loan (the “UDF I – Brockhoeft Loan”) from the Lender, as agent for a group of lenders, to UDF I. In consideration for amending the Brockhoeft Credit Facility, the Partnership paid the Lender an amendment fee in the amount of $150,000, which was amortized over the life of the Amended Loan Agreement. In connection with the guaranty, we received from UDF I a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. The Amended Loan Agreement also provided for cross-default of the Brockhoeft Credit Facility with the UDF I – Brockhoeft Loan. On June 21, 2012, the Partnership entered into the Second Amendment to Loan and Security Agreement (the “Second Amended Loan Agreement”), pursuant to which the maturity date on the Brockhoeft Credit Facility was extended from June 21, 2012 to June 21, 2014. Our guaranty of the UDF I – Brockhoeft Loan was also modified effective June 21, 2012, such that UDF I agreed to pay us a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the UDF I – Brockhoeft Loan. In consideration for entering into the Second Amended Loan Agreement, the Partnership paid the Lender an additional amendment fee in the amount of $150,000, which was amortized over the life of the Second Amended Loan Agreement. UDF I paid off the UDF I – Brockhoeft Loan in December 2012, thus extinguishing the Partnership’s guaranty of the UDF I – Brockhoeft Loan and extinguishing the cross-default of the Brockhoeft Credit Facility with the UDF I – Brockhoeft Loan. We believe that the interest rate and terms of the Brockhoeft Credit Facility, the Amended Loan Agreement and the Second Amended Loan Agreement were consistent with those offered by financial institutions.

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

The Partnership utilized the Brockhoeft Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allowed the Partnership to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Partnership used the Brockhoeft Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments. As of December 31, 2013, $10 million in principal was outstanding under the Brockhoeft Credit Facility. Interest expense associated with the Brockhoeft Credit Facility was approximately $207,000 for the year ended December 31, 2014, approximately $1.2 million for each of the year ended December 31, 2013 and approximately $1.5 million for the year ended December 31, 2012.

LegacyTX Credit Facility

On March 21, 2014, the Partnership entered into a loan agreement with LegacyTexas Bank (“LegacyTexas”), pursuant to which LegacyTexas provided the Partnership with an aggregate credit facility of up to $15 million (the “LegacyTX Credit Facility”), consisting of a term loan in the original principal amount of $10 million (the “Term Loan”) and a revolving line of credit in the maximum principal amount of $5.0 million (the “Legacy Line of Credit”). The interest rate on the Term Loan is equal to 6% per annum, and the interest rate on the Legacy Line of Credit is equal to the greater of (1) the prime rate plus 1% per annum, or (2) 6% per annum (6% at December 31, 2014). Accrued interest on the outstanding principal amount of the LegacyTX Credit Facility is payable monthly. The Term Loan requires the Partnership to make quarterly principal payments in the amount of $1.25 million on March 21, June 21, September 21 and December 21 of each year that the Term Loan is outstanding. The Partnership obtained an extension from LegacyTexas for the September 2014 required principal payment to December 21, 2014 and will resume making the quarterly principal payments in accordance with the terms of the Term Loan at that time.

The LegacyTX Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets. The Term Loan matures on March 21, 2016. In consideration of LegacyTexas originating the Term Loan, the Partnership paid the bank a commitment fee in the amount of $100,000, which is being amortized over the life of the Term Loan. The Legacy Line of Credit matured on March 21, 2015 and remains outstanding. In consideration of LegacyTexas originating the Legacy Line of Credit, the Partnership paid the bank a commitment fee in the amount of $50,000, which is being amortized over the life of the Legacy Line of Credit. In conjunction with the LegacyTX Credit Facility, the Partnership also paid UMTH General Services, L.P. (“General Services”), a Delaware limited partnership, a debt placement fee equal to 1% ($150,000) of the LegacyTX Credit Facility, which will be amortized over the lives of the Term loan and the Legacy Line of Credit. General Services and Land Development are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both General Services and Land Development.

The Partnership utilized the LegacyTX Credit Facility to pay off the Brockhoeft Credit Facility and as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allowed the Partnership to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments were identified. The Partnership uses the LegacyTX Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments. Proceeds from the operations of the Partnership will be used to repay the LegacyTX Credit Facility. As of December 31, 2014, approximately $11.25 million in principal was outstanding under the LegacyTX Credit Facility. Interest expense associated with the LegacyTX Credit Facility was approximately $523,000 for the year ended December 31, 2014.

The following table reflects approximate amounts due associated with the LegacyTX Credit Facility based on its maturity date as of December 31, 2014:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Line-of-credit	$5,000,000	$6,250,000	$-	$-	$11,250,000
Total	$5,000,000	$6,250,000	$-	$-	$11,250,000

F. Partners’ Capital

As of December 31, 2014, we had issued an aggregate of 19,545,922 units of limited partnership interest in the Primary Offering, DRIP and Secondary DRIP, consisting of 16,499,994 units issued to our limited partners pursuant to the Primary Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to our limited partners pursuant to our DRIP in exchange for gross proceeds of approximately $14.3 million, and 2,932,607 units of limited partnership interest issued to our limited partners pursuant to our Secondary DRIP in exchange for gross proceeds of approximately $58.7 million, less 602,939 units of limited partnership interest that we had repurchased pursuant to our unit redemption program for approximately $12.1 million.

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

For the year ended December 31, 2014, we have made the following distributions to our limited partners:

Period Ended	Date Paid	Distribution Amount
December 31, 2013	January 24, 2014	$3,163,381
January 31, 2014	February 24, 2014	3,170,075
February 28, 2014	March 24, 2014	2,868,697
March 31, 2014	April 24, 2014	3,182,949
April 30, 2014	May 22, 2014	3,077,521
May 31, 2014	June 24, 2014	3,185,860
June 30, 2014	July 24, 2014	3,088,927
July 31, 2014	August 22, 2014	3,198,847
August 31, 2014	September 24, 2014	3,205,746
September 30, 2014	October 24, 2014	3,108,436
October 31, 2014	November 22, 2014	3,218,805
November 30, 2014	December 24, 2014	3,121,098
		$37,590,342

For the year ended December 31, 2014, we paid distributions of $37,590,342 ($27,878,859 in cash and $9,711,483 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $46,257,821. For the year ended December 31, 2013, we paid distributions of $36,913,582 ($26,911,549 in cash and $10,002,033 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $43,733,832. For the period from our inception through December 31, 2014, we paid distributions of approximately $235.2 million (approximately $162.2 million in cash and approximately $73 million in limited partnership units pursuant to our DRIP and Secondary DRIP), as compared to cumulative cash flows from operations of approximately $289.8 million and cumulative net income of approximately $279.0 million.

The distributions to our limited partners paid during the years ended December 31, 2014 and 2013, along with the amount of distributions reinvested pursuant to our Secondary DRIP and the sources of our distributions were as follows:

	For the Years Ended December 31,
	2014		2013
Distributions paid in cash	$27,878,859		$26,911,549
Distributions reinvested	9,711,483		10,002,033
Total distributions	$37,590,342		$36,913,582
Source of distributions:
Cash flows from operations	$37,590,342	100%	$36,913,582	100%
Total sources	$37,590,342	100%	$36,913,582	100%

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

As a result of the requirement to determine an estimated value of our units, the method for determining the purchase price for current and future redeemed units was revised as of October 15, 2010. Except as described below for redemptions upon the death of a limited partner and for redemptions because of involuntary exigent circumstances after May 16, 2013, the purchase price for the redeemed units, for the period beginning after a limited partner has held the units for a period of one year, was (i) 92% of the Estimated Unit Value (as defined below) for any units held less than two years, (ii) 94% of the Estimated Unit Value for any units held for at least two years but less than three years, (iii) 96% of the Estimated Unit Value for any units held at least three years but less than four years, (iv) 98% of the Estimated Unit Value for any units held at least four years but less than five years; and (v) 100% of the Estimated Unit Value for any units held at least five years. The price the Partnership paid for redeemed units was offset by any net proceeds from capital transactions previously distributed to the redeeming limited partner in respect of such units as a return of his or her capital contributions.  In addition, the purchase price for units redeemed upon the death of a limited partner was 100% of the Estimated Unit Value, with the aggregate annual number of units redeemed upon death of a limited partner not to exceed 1% of units outstanding in the preceding 12-month period. The price the Partnership paid for units redeemed upon the death of a limited partner was offset by any net proceeds from capital transactions previously distributed to the deceased limited partner, or his or her estate, in respect of such units as a return of capital contributions. For purposes of establishing the redemption price per unit, “Estimated Unit Value” means the most recently disclosed reasonable estimated value of the Partnership’s units of limited partnership interest as determined by our general partner. Effective as of March 6, 2015, our general partner determined the most recent Estimated Unit Value to be $20.00 per unit, which will be used as the Estimated Unit Value until such time as our general partner provides a new estimated value of the Partnership’s units of limited partnership interest.

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

As stated above, effective May 16, 2013, the unit redemption program is limited only to the death or other involuntary exigent circumstances of a limited partner. Therefore, limited partners wishing to redeem their units after such date may do so only pursuant to Sections 9.6 and 11.3(f) of the Partnership Agreement. Under such sections of the Partnership Agreement, any limited partner (an “Electing Partner”) may provide written notice to the Partnership of its election to receive its share of any future net capital proceeds (the “Net Capital Proceeds Distribution Program”) received by the Partnership that the Partnership decides to reinvest in additional loans. If the Partnership ultimately decides to not reinvest net capital proceeds received by the Partnership in additional loans, such net capital proceeds shall not be eligible to be paid to Electing Partners pursuant to the Net Capital Proceeds Distribution Program, but shall be distributed in accordance with the other distribution provisions of the Partnership Agreement. The election to participate in the Net Capital Proceeds Distribution Program will result in the redemption of that portion of units held by the Electing Partner corresponding in dollar amount to the share of net capital proceeds distributed to the Electing Partner. In addition, the election to participate in the Net Capital Proceeds Distribution Program will automatically and immediately cause the withdrawal of all of the Electing Partner’s pending requests for redemption pursuant to the Partnership’s unit redemption program, and the Electing Partner shall not be eligible to make any further requests for redemption pursuant to the unit redemption program.

The Partnership complies with FASB ASC 480-10, Distinguishing Liabilities from Equity, which requires, among other things, that financial instruments that represent a mandatory obligation of the Partnership to repurchase limited partnership units be classified as liabilities and reported at settlement value. We believe that limited partnership units tendered for redemption by the unit holder under the Partnership’s unit redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our general partner, and that limited partnership units tendered for redemption by the unit holder under the Net Capital Proceeds Distribution Program do not represent a mandatory obligation until our general partner determines, in its sole discretion, to reinvest net capital proceeds received by the Partnership in additional loans. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of December 31, 2014, we did not have any approved redemption requests included in our liabilities.

The following table summarizes the redemption activity under the unit redemption program for the years ended December 31, 2014, 2013 and 2012. The amounts presented are in total units:

	For the Years Ended December 31,
	2014	2013	2012
Balance, beginning of year	203,000	716,000	719,000
Redemption requests received	93,000	231,000	128,000
Redemption requests cancelled	(24,000)	(551,000)	(114,000)
Units redeemed	(63,000)	(193,000)	(17,000)
Balance, end of year	209,000	203,000	716,000

The following table summarizes the redemption activity under the Net Capital Proceeds Distribution Program for the years ended December 31, 2014, 2013 and 2012. The amounts presented are in total units:

	For the Years Ended December 31,
	2014	2013	2012
Balance, beginning of year	682,000	-	-
Redemption requests received	256,000	726,000	-
Redemption requests cancelled	(83,000)	(41,000)	-
Units redeemed	(9,000)	(3,000)	-
Balance, end of year	846,000	682,000	-

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

In February 2009, the Partnership deposited $1.5 million into a money market account (the “Deposit Account”) with LegacyTexas for the purpose of providing collateral to LegacyTexas for the benefit of UMTH Lending Company, L.P., a Delaware limited partnership (“UMTH Lending”). UMTH Lending and the Partnership’s general partner are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both UMTH Lending and the Partnership’s general partner. The Partnership provided LegacyTexas a security interest in the Deposit Account as further collateral for a loan (the “UMTH Lending Loan”) obtained by UMTH Lending from LegacyTexas. In November 2010, UMTH Lending refinanced the UMTH Lending Loan with United Texas Bank (“UTB”). In conjunction with this refinance, the Partnership deposited $1.5 million into a deposit account (the “UTB Deposit Account”) with UTB for the purpose of providing collateral to UTB for the benefit of UMTH Lending. The UTB Deposit Account replaced the Deposit Account previously established with LegacyTexas. The Partnership provided the UTB Deposit Account as further collateral for a loan obtained by UMTH Lending from UTB (the “UTB-UMTH Lending Loan”). In consideration for providing the Deposit Account and UTB Deposit Account (collectively, the “UMTH Lending Deposit Accounts”) as collateral for the UMTH Lending Loan and the UTB-UMTH Lending Loan (collectively, the “UMTH Lending Loans”), UMTH Lending agreed to pay the Partnership a fee equal to 3% per annum of the amount outstanding in the UMTH Lending Deposit Accounts, paid in 12 monthly installments for each year that the UMTH Lending Deposit Accounts secure the UMTH Lending Loans (the “Lending Credit Enhancement”). The UTB Deposit Account was included as restricted cash on the Partnership’s balance sheet. Effective November 4, 2013, UMTH Lending refinanced the UTB-UMTH Lending Loan with City Bank. In conjunction with this refinance, the Partnership deposited approximately $1.4 million into a deposit account (the “City Bank Deposit Account”) with City Bank for the purpose of providing collateral to City Bank for the benefit of REO Property Company, L.P., a Texas limited partnership (“REO PC”). UMT Services serves as the general partner for both REO PC and the Partnership’s general partner. The City Bank Deposit Account replaced the UTB Deposit Account. The Partnership provided City Bank a security interest in the City Bank Deposit Account as further collateral for a loan obtained by REO PC from City Bank (the “City Bank Loan”). The City Bank Loan matures on November 4, 2015, as amended. In consideration of the Partnership providing the City Bank Deposit Account as collateral for the City Bank Loan, REO PC agreed to pay the Partnership a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the City Bank Loan at the end of each month (the “REO PC Credit Enhancement”). These fees are included in mortgage and transaction service revenues – related parties income (see Note K for further discussion).

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

In April 2010, the Partnership entered into a guaranty (the “UDF IV HF Guaranty”) for the benefit of Community Trust Bank of Texas (“CTB”), pursuant to which the Partnership guaranteed the repayment of up to $6.0 million (subsequently increased to $30 million) owed to CTB with respect to a revolving line-of-credit loan between UDF IV Home Finance, L.P., a Delaware limited partnership (“UDF IV Home Finance”), and CTB. UDF IV Home Finance is a wholly-owned subsidiary of UDF IV. The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Home Finance matures on July 30, 2015, as amended. In connection with the UDF IV HF Guaranty, the Partnership entered into a letter agreement with UDF IV Home Finance which provided for UDF IV Home Finance to pay the Partnership an annual credit enhancement fee equal to 1% of the maximum loan amount (i.e., $60,000 per annum) through July 2013. Effective July 31, 2013, the letter agreement was modified and UDF IV Home Finance agreed to pay the Partnership a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the CTB loan. These fees are included in mortgage and transaction service revenues – related parties income (see Note K for further discussion).

In April 2010, the Partnership entered into a guaranty (the “UMT 15th Street Guaranty”) for the benefit of CTB, pursuant to which the Partnership guaranteed the repayment of up to $1.6 million owed to CTB with respect to a loan between UMT 15th Street, L.P., a Delaware limited partnership (“UMT 15th Street”), and CTB.  UMT 15th Street is a wholly-owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT. The CTB loan to UMT 15th Street, as amended, matures on July 30, 2016. In connection with the UMT 15th Street Guaranty, the Partnership entered into a letter agreement with UMT 15th Street which provides for UMT 15th Street to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. This fee is included in mortgage and transaction service revenues – related parties income (see Note K for further discussion).

In June 2010, UDF I obtained a $15 million loan (the “UDF I – Brockhoeft Loan”) from Wesley J. Brockhoeft, an unaffiliated individual (the “Lender”), as agent for a group of lenders. As security for the UDF I – Brockhoeft Loan, we provided the Lender with a guaranty of repayment on the UDF I – Brockhoeft Loan (the “UDF I Brockhoeft Guaranty”), which was secured by a lien on all of our existing and future assets. Our general partner serves as the asset manager for UDF I. In consideration of our secured guaranty, commencing July 31, 2010, UDF I agreed to pay us a monthly fee equal to 3% per annum of the outstanding balance of the UDF I – Brockhoeft Loan. Effective June 21, 2012, the agreement was modified and UDF I agreed to pay us a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the UDF I – Brockhoeft Loan. UDF I paid off the UDF I – Brockhoeft Loan in December 2012, thus extinguishing the guaranty.

In August 2010, the Partnership entered into a guaranty (the “UDF IV Acquisitions Guaranty”) for the benefit of CTB, pursuant to which the Partnership guaranteed the repayment of $8.0 million (subsequently increased to $25 million) owed to CTB with respect to a revolving line-of-credit loan between UDF IV Acquisitions, L.P., a Delaware limited partnership (“UDF IV Acquisitions”), and CTB. UDF IV Acquisitions is a wholly-owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Acquisitions, as amended, matures on July 30, 2015. In connection with the UDF IV Acquisitions Guaranty, the Partnership entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the revolving line-of-credit at the end of the month. This fee is included in mortgage and transaction service revenues – related parties income (see Note K for further discussion).

In December 2010, we entered into a guaranty (the “UDF IV Finance II Guaranty”) for the benefit of Prosperity Bank (“Prosperity”), pursuant to which we guaranteed the repayment of up to $5.0 million (subsequently increased to $15 million) owed to Prosperity with respect to a loan between UDF IV Finance II, L.P., a Delaware limited partnership (“UDF IV Finance II”), and Prosperity. Our general partner serves as the asset manager for UDF IV and an affiliate of our general partner serves as the advisor for UDF IV. The Prosperity loan to UDF IV Finance II, as amended, matures on December 14, 2016, as amended. In connection with the UDF IV Finance II Guaranty, we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month.

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

In August 2011, we entered into a guaranty (the “UMT HF II Guaranty”) for the benefit of First Financial Bank, N.A. (“FFB”), pursuant to which we guaranteed the repayment of up to $250,000 owed to FFB with respect to a loan between UMT Home Finance II, L.P., a Delaware limited partnership (“UMT HF II”), and FFB. UMT HF II is a wholly-owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT. In connection with the UMT HF II Guaranty, we entered into a letter agreement with UMT HF II which provided for UMT HF II to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. The FFB loan was repaid in full by UMT HF II in May 2012 and thus the UMT HF II Guaranty was extinguished.

In October 2011, the Partnership entered into a guaranty (the “UMT HF II Green Bank Guaranty”) for the benefit of Green Bank, N.A. (“Green Bank”), pursuant to which the Partnership guaranteed the repayment of up to $5.0 million owed to Green Bank with respect to a loan between UMT HF II and Green Bank. UMT HF II is a wholly-owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT. The Green Bank loan to UMT HF II matured on January 26, 2015 and remains outstanding. In connection with the UMT HF II Green Bank Guaranty, the Partnership entered into a letter agreement with UMT HF II which provides for UMT HF II to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. This fee is included in mortgage and transaction service revenues – related parties income (see Note K for further discussion).

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

In August 2013, the Partnership entered into a guaranty (the “UDF IV Finance VI Guaranty”) for the benefit of CTB, pursuant to which the Partnership guaranteed the repayment of up to $25 million (subsequently decreased to $15 million) owed to CTB with respect to a loan between UDF IV Finance VI, L.P., a Delaware limited partnership (“UDF IV Finance VI”), and CTB. UDF IV Finance VI is a wholly-owned subsidiary of UDF IV. The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Finance VI matures on August 19, 2015. In connection with the UDF IV Finance VI Guaranty, the Partnership entered into a letter agreement with UDF IV Finance VI which provides for UDF IV Finance VI to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. This fee is included in mortgage and transaction service revenues – related parties income (see Note K for further discussion).

In November 2014 we entered into a guaranty (the “UDF, LP Guaranty”) for the benefit of City Bank, pursuant to which we guaranteed the repayment of up to $225,500 owed to City Bank, with respect to a loan between UDF I and City Bank. The loan refinanced and paid in full the loan with Plains Capital Bank, and is secured by a deed of trust on 8.2 acres of land owned by UDF Ash Creek, L.P., a wholly-owned subsidiary of UDF I. The Partnership’s general partner serves as the asset manager for UDF I. The City Bank loan to UDF I matures on November 3, 2015. In connection with the guaranty, we entered into a letter agreement with UDF I, which provides for UDF I to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month.

As of December 31, 2014, we had 9 outstanding guarantees with total credit risk to us of approximately $101.8 million, of which approximately $76.8 million has been borrowed against by the debtor.

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

As of December 31, 2014, we had originated 62 loans, totaling approximately $636.9 million, including 40 loans that have been repaid in full by the respective borrowers and 1 loan for which the remaining balance was written-off. We had approximately $27.4 million of commitments to be funded, including approximately $9.7 million of commitments for notes receivable – related parties and $7.3 million for participation interest – related party. For the year ended December 31, 2014, we originated or purchased 1 loan and did not acquire any additional participation interests.

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

J. General and Administrative Expenses

General and administrative expenses and general and administrative – related parties expenses of the Partnership are summarized in the following charts:

	For the Years Ended
	December 31,
General and administrative expenses	2014	2013	2012
Investor relations	$604,000	$482,000	$464,000
Professional fees	528,000	268,000	266,000
Other	276,000	259,000	332,000
Total general and administrative expenses	$1,408,000	$1,009,000	$1,062,000

	For the Years Ended
	December 31,
General and administrative – related parties expenses	2014	2013	2012

Amortization of Placement Fees (1)	$-	$3,792,000	$1,222,000
Mortgage Servicing Fee	1,043,000	999,000	969,000
Amortization of debt financing fees	80,000	-	11,000
Operating Expense Reimbursement (2)	567,000	561,000	556,000
Total general and administrative – related parties expenses	$1,690,000	$5,352,000	$2,758,000

(1)	Amortization of Placement Fees for the year ended December 31, 2013 includes an out-of-period adjustment of approximately $3.8 million.
(2)	As defined in Note K.

K. Related Party Transactions

As of December 31, 2014, we had approximately $16.4 million of notes receivables – related parties, consisting of 2 related party loans, and one participation interest – related party totaling approximately $74.7 million. Notes receivables – related parties and participation interest – related party represented approximately 24% of our total assets as of December 31, 2014. As of December 31, 2014, we had approximately $350,000 of accrued interest receivable – related parties, and we had paid our general partner approximately $10.9 million since inception for acquisition and origination fee expenses associated with the notes receivable, notes receivable – related parties and participation interest – related party. For the year ended December 31, 2014, we recognized approximately $9.9 million and $580,000 for interest income – related parties and mortgage and transaction service revenues – related parties, respectively. We also recognized approximately $1.7 million of general and administrative – related parties expenses for the year ended December 31, 2014. As of December 31, 2014, we had 9 outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $101.8 million, of which approximately $76.8 million had been borrowed against by the debtor.

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

The chart below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the years ended December 31, 2014, 2013 and 2012. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Years Ended
		December 31,
Payee	Purpose	2014		2013		2012
Land Development
	Placement Fees	$120,000	6%	$301,000	5%	$447,000	5%
	Promotional interest	794,000	41%	3,657,000	56%	5,266,000	59%
	Carried interest	165,000	9%	586,000	9%	726,000	8%
	Mortgage servicing fee	425,000	22%	1,405,000	21%	1,204,000	13%
General Services
	Operating expense reimbursement	432,000	22%	566,000	9%	1,317,000	15%

Total payments		$1,936,000	100%	$6,515,000	100%	$8,960,000	100%

The chart below summarizes general and administrative – related parties expense for the years ended December 31, 2014, 2013 and 2012. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Years Ended
	December 31,
General and administrative – related parties expense	2014		2013		2012

Amortization of Placement Fees (1)	$-	-	$3,792,000	71%	$1,222,000	44%
Mortgage servicing fee	1,043,000	62%	999,000	19%	969,000	35%
Amortization of debt financing fees	80,000	5%	-	-	11,000	1%
Operating expense reimbursement	567,000	33%	561,000	10%	556,000	20%

Total general and administrative – related parties expense	$1,690,000	100%	$5,352,000	100%	$2,758,000	100%

(1)	Amortization of Placement Fees for the year ended December 31, 2013 includes an out-of-period adjustment of approximately $3.8 million.

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

UDF PM Note

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I (“UDF PM”), in the principal amount of approximately $6.4 million (the “UDF PM Note”). Our general partner serves as the asset manager for UDF I. The UDF PM Note, which bore an interest rate of 15% per annum, was initially collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas. The original maturity date of the UDF PM Note was September 4, 2010. The UDF PM Note was subsequently extended four times, resulting in a current maturity date of September 4, 2015. In determining whether to modify the UDF PM Note, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In connection with the UDF PM Note, UDF PM agreed to pay us commitment fees equal to 3% of each advance on the note, or $187,500. On October 23, 2014, the UDF PM Note was paid in full and terminated. We did not recognize any commitment fee income in connection with the UDF PM Note for the years ended December 31, 2014, 2013 or 2012.

UDF X Note

In November 2007, we originated a secured promissory note to United Development Funding X, L.P., a Delaware limited partnership and wholly-owned subsidiary of our general partner (“UDF X”), in the principal amount of approximately $70 million (the “UDF X Note”). The UDF X note, which bears interest at a rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and a security agreement. The payment and performance of UDF X’s obligations to the Partnership are guaranteed by Land Development, pursuant to a continuing unconditional guaranty. In August 2008, we amended the UDF X Note to reduce the commitment amount to $25 million. In November 2012, we amended the UDF X Note to increase the commitment amount to $26 million. The original maturity date of the UDF X Note was November 11, 2012. The UDF X Note has been extended four times, resulting in a current maturity date of November 11, 2016. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In connection with the UDF X Note, UDF X agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $751,000. For the year ended December 31, 2012, approximately $145,000 in commitment fee income is included in mortgage and transaction service revenues – related parties. We did not recognize any commitment fee income in connection with the UDF X Note for the years ended December 31, 2014 and 2013.

UDF NP Loan

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company which was a wholly-owned subsidiary of UDF I at the time of the note’s origination (“Northpointe LLC”), in the principal amount of approximately $6.0 million (the “UDF NP Loan”). Our general partner serves as the asset manager for UDF I. In December 2008, Northpointe LLC was purchased by an unrelated third party, which assumed the UDF NP Loan. In May 2009, Northpointe LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by special warranty deed to UDF Northpointe II, L.P. (“Northpointe II”), a subsidiary of UDF I. Concurrent with this assignment, Northpointe LLC entered into a contract for deed with Northpointe II whereby Northpointe LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to Northpointe LLC. The secured promissory note, which bears interest at a rate of 12% per annum, was initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas. In June 2011, we amended the UDF NP Loan to increase the commitment amount to $15 million. The original maturity date of the UDF NP Loan was December 28, 2010. The UDF NP Note has been extended four times, resulting in a current maturity date of December 28, 2015. As of December 31, 2014, the UDF NP Loan is secured by a first lien deed of trust on 14 finished lots in Collin County, Texas and a pledge of the equity interests in a non-related entity that owns 259 acres of residential land in Collin County, Texas. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

UDF LOF Note

In August 2008, we originated a secured revolving line-of-credit to UDF LOF in the principal amount of up to $25 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”). The general partner of UDF LOF is a wholly-owned subsidiary of our general partner, and our general partner serves as the asset manager for UDF LOF. The UDF LOF Note, which bore interest at a base rate equal to 15% per annum, was secured by a security interest in all of UDF LOF’s existing and future acquired assets. In August 2011, we amended the UDF LOF Note to reduce the commitment amount to $10 million. The original maturity date of the UDF LOF Note was August 20, 2011. The UDF LOF Note was extended two times, resulting in a final maturity date of August 20, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In January 2010, the balance of the UDF LOF Note was paid in full, although UDF LOF still has the ability to draw on the UDF LOF Note until it matured. The UDF LOF Note matured in August 2014, was paid in full and was not renewed. In connection with this note, UDF LOF agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $587,000. We did not recognize any commitment fee income related to the UDF LOF Note for the years ended December 31, 2014, 2013 and 2012.

BTC Note

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2.0 million (the “BTC Note”). Our general partner had a minority partner interest in Buffington Classic. The secured note, which bore interest at 14% per annum, was secured by a first lien on finished lot inventory that was owned and controlled by Buffington Classic and was guaranteed by Buffington Land, Ltd., a Texas limited partnership. Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), merged into Buffington Texas Classic Homes, LLC (“BTC LLC”), which is ultimately owned and controlled by BHG. Our general partner has a minority limited partnership interest in BHG. As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, BTC LLC succeeded to all the rights, responsibilities and obligations of Buffington Classic under the BTC Note. The original termination date of the BTC Note was August 21, 2010. The BTC Note was extended four times, resulting in a final termination date of August 21, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The BTC Note terminated on August 21, 2014, at which time it was paid in full and was not renewed.

HTC Loan

Effective December 2008, we modified a secured promissory note evidencing a loan (the “HTC Loan”) in the principal amount of approximately $8.1 million to UDF I that we originated in December 2006 in the principal amount of approximately $6.9 million. Our general partner serves as the asset manager for UDF I. UDF I’s obligations under the HTC Loan were initially secured by a first lien deed of trust filed on 190 entitled single-family home lots located in Thornton, Colorado. The HTC Loan bore interest at a base rate equal to 12% per annum and interest payments were due monthly. In June 2011, we modified the HTC Loan to increase the commitment to $12.8 million. In June 2012, we modified the HTC Loan to increase the commitment to $15.6 million. The original maturity date of the HTC Loan was December 31, 2011. The HTC Note was extended five times, resulting in a final maturity date of June 15, 2015. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Effective October 1, 2013, UDF I assigned all rights, title and interest in a promissory note payable by an unrelated party to the Partnership in exchange for cancellation of the HTC Loan.

Ash Creek Note

In April 2011, we originated a promissory note to UDF Ash Creek, L.P. (the “Ash Creek Note”), a Delaware limited partnership and wholly-owned subsidiary of UDF I, in the principal amount of $50,000. Our general partner serves as the asset manager for UDF I. The Ash Creek Note, which bore interest at a base rate equal to 15% per annum, was originally secured by a subordinate deed of trust on 8 acres of land in Dallas County, Texas. In December 2012, we amended the Ash Creek Note to increase the commitment amount to $65,000. The original maturity date of the Ash Creek Note was December 5, 2011. The Ash Creek Note was extended four times, resulting in a final maturity date of December 21, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. On December 30, 2014, the Ash Creek Note was paid in full and terminated.

Summary Information

The chart below summarizes the approximate outstanding balance of each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	December 31, 2014	December 31, 2013
UDF PM Note	$-	$270,000
UDF X Note	16,342,000	18,322,000
UDF NP Loan	61,000	9,091,000
UDF LOF Note	-	-
BTC Note	-	-
HTC Loan	-	-
Ash Creek Note	-	67,000
Total	$16,403,000	$27,750,000

The chart below summarizes the approximate accrued interest included in accrued interest receivable – related parties associated with each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	December 31, 2014	December 31, 2013
UDF PM Note	$-	$10,000
UDF X Note	311,000	196,000
UDF NP Loan	-	-
UDF LOF Note	-	-
BTC Note	-	-
HTC Loan	-	-
Ash Creek Note	-	7,000
Total	$311,000	$213,000

The following table summarizes the approximate income included in interest income – related parties associated with each of our loans included in notes receivable – related parties for the period indicated:

	For the year ended December 31,
Loan Name	2014	2013	2012
UDF PM Note	$34,000	$39,000	$308,000
UDF X Note	2,537,000	3,153,000	3,503,000
UDF NP Loan	581,000	1,437,000	1,500,000
UDF LOF Note	-	-	-
BTC Note	-	-	-
HTC Loan	-	1,163,000	1,523,000
Ash Creek Note	11,000	10,000	8,000
Total	$3,163,000	$5,802,000	$6,842,000

Participation Interest – Related Party

In September 2008, we entered into an Economic Interest Participation Agreement with UMT pursuant to which we purchased (i) an economic interest in the UMT Loan and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”).  Our general partner serves as the asset manager for UDF I. An affiliate of our general partner serves as the advisor to UMT. As of December 31, 2010, the UMT Loan was a $60 million revolving line-of-credit facility evidenced by a Third Amended and Restated Secured Line of Credit Promissory Note dated as of August 17, 2009, which bore interest at 14% per annum and had a maturity date of December 31, 2009. In December 2010, the UMT Loan was modified to increase the commitment amount to $75 million. In December 2012, the UMT Loan was modified to increase the commitment amount to $82 million. In October 2013, the UMT Loan was modified to reduce the interest rate from 14% to 9.25% per annum. In December 2014, the UMT Loan was modified to add a tangible net worth covenant of $15.0 million in replacement of borrowing base covenants, and to update certain reporting and other loan requirements. Following the Third Amended and Restated Secured Promissory Note’s maturity date of December 31, 2009, the UMT Loan has been extended six times, resulting in a current maturity date of December 31, 2015. Our Economic Interest Participation Agreement originally matured on December 31, 2009. The Economic Interest Participation Agreement has been extended three or more times, resulting in a current maturity date of December 31, 2015. In determining whether to modify this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

The UMT Loan is secured by a subordinate security interest in the assets of UDF I including UDF I’s land development loans and equity investments pursuant to the First Amended and Restated Security Agreement dated as of September 30, 2004, executed by UDF I in favor of UMT, as amended (the “Security Agreement”). The UMT Loan is subordinate to a senior secured loan from a regional bank to UDF I in the amount of $10,000,000, and all project-specific financing provided to UDF I or any of its subsidiaries.

Pursuant to the Economic Interest Participation Agreement, each time UDF I requests an advance of principal under the UMT Loan, we will fund the required amount to UMT for application to its funding obligation to UDF I under the UMT Loan, and our economic interest in the UMT Loan will increase proportionately.  Our economic interest in the UMT Loan gives us the right to receive payment from UMT of principal and accrued interest relating to amounts funded by us to UMT which are applied towards UMT’s funding obligations to UDF I under the UMT Loan. Our economic interest will be repaid as UDF I repays the UMT Loan, unless we reinvest the proceeds in an additional participation interest. We may abate our funding obligations under the Economic Interest Participation Agreement at any time for a period of up to twelve months by giving UMT notice of the abatement.

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Loan and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and we will participate in the control and management of the UMT Loan. UDF I may use the UMT Loan proceeds to acquire or leverage assets, to fund operations and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code of 1986, as amended. The UMT Loan requires UDF I to comply with a tangible net worth covenant of no less than $15 million. For the years ended December 31, 2014, 2013 and 2012, we recognized approximately $6.7 million, $9.4 million and $9.5 million, respectively, of interest income – related parties related to the Economic Interest Participation Agreement, of which approximately $38,000 and $1.0 million is included in accrued interest receivable – related parties for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, approximately $74.7 million and $70.8 million related to the Economic Interest Participation Agreement is included in participation interest – related party, respectively.

Loan Participations Sold to Related Parties

From inception through December 31, 2014, we have entered into 10 loan participation agreements with related parties whereby a related party has purchased a participation interest in a mortgage investment that we originated or purchased. As of December 31, 2014, 4 of these agreements remain outstanding.

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

BTC Note

In August 2008, we originated the $2.0 million BTC Note with Buffington Classic. Effective March 2010, we entered into a Participation Agreement (“BTC Participation Agreement”) with UDF IV, pursuant to which UDF IV purchased a participation interest in the BTC Note. Our general partner serves as the asset manager of UDF IV. Pursuant to the BTC Participation Agreement, UDF IV participated in the BTC Note by funding our lending obligations under the BTC Note. The BTC Participation Agreement gave UDF IV the right to receive repayment of all principal and accrued interest relating to amounts funded by them under the BTC Participation Agreement. UDF IV’s participation interest was repaid as Buffington Classic repaid the BTC Note. For each loan originated, Buffington Classic was required to pay interest monthly and to repay the principal advanced no later than 12 months following the origination of the loan. The BTC Note, as amended, matured on August 21, 2014.

We were required to purchase back from UDF IV the participation interest in the BTC Note (i) upon a foreclosure of our assets by our lenders, (ii) upon the maturity of the BTC Note, or (iii) at any time upon 30 days prior written notice from UDF IV. In such event, the purchase price paid to UDF IV would be equal to the outstanding principal amount of the BTC Note on the date of termination, together with all accrued interest due thereon, plus any other amounts due to UDF IV under the BTC Participation Agreement.

On April 9, 2010, we entered into an Agent – Participant Agreement with UDF IV (the “Agent Agreement”). In accordance with the Agent Agreement, we continued to manage and control the BTC Note and UDF IV appointed us as its agent to act on its behalf with respect to all aspects of the BTC Note, provided that, pursuant to the Agent Agreement, UDF IV retained approval rights in connection with any material decisions pertaining to the administration and services of the loan and, with respect to any material modification to the loan and in the event that the loan became non-performing, UDF IV would have effective control over the remedies relating to the enforcement of the loan, including ultimate control of the foreclosure process. The BTC Note and BTC Participation were paid in full in August 2014. The UDF IV participation interest is not included on our balance sheet.

TR II Finished Lot Note

In August 2009, we originated a $3.4 million secured promissory note (the “TR II Finished Lot Note”) with CTMGT Travis Ranch II, LLC, an unaffiliated Texas limited liability company. The TR II Finished Lot Note was secured by a subordinate, second lien deed of trust recorded against finished residential lots in the Travis Ranch residential subdivision located in Kaufman County, Texas. The TR II Finished Lot Note was guaranteed by the limited liability company owners of the borrower and by the principal of the borrower. The interest rate under the TR II Finished Lot Note was 15%. The borrower obtained a senior loan secured by a first lien deed of trust on the finished lots, which was paid in full in the first quarter of 2013. As a result, our deed of trust became a first lien. For so long as the senior loan was outstanding, proceeds from the sale of the residential lots securing the TR II Finished Lot Note were paid to the senior lender and were applied to reduce the outstanding balance of the senior loan. Following the payment of the senior lien in full, the proceeds from the sale of the residential lots securing the TR II Finished Lot Note were required to be used to repay the TR II Finished Lot Note.

Effective June 2010, we entered into a loan participation agreement with UDF IV pursuant to which UDF IV purchased a participation interest (the “TR II Finished Lot Participation”) in the TR II Finished Lot Note. Our general partner serves as the asset manager of UDF IV. Pursuant to the TR II Finished Lot Participation, UDF IV was entitled to receive repayment of its participation in the outstanding principal amount of the TR II Finished Lot Note, plus accrued interest thereon, over time as the borrower repaid the loan. The UDF IV participation interest is not included on our balance sheet.

The TR II Finished Lot Note and the TR II Finished Lot Participation were originally due and payable in full on August 28, 2012. The TR II Finished Lot Note was subsequently extended three times pursuant to three separate extension agreements, resulting in a maturity date of January 28, 2015. The TR Finished Lot Participation was also extended to January 28, 2015 in connection with these extensions. The TR II Finished Lot Note was also increased to $3.8 million pursuant to a Borrower’s Certificate effective as of December 31, 2012. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. On December 17, 2014, we sold our interest in the TR II Finished Lot Loan to an unrelated third party, and the TR II Finished Lot Loan and the TR II Finished Lot Participation were paid in full.

TR Paper Lot Note

In September 2009, we originated an $8.1 million secured promissory note (the “TR Paper Lot Note”) to CTMGT Travis Ranch, LLC, an unaffiliated Texas limited liability company. The borrower owns paper lots in the Travis Ranch residential subdivision of Kaufman County, Texas. A “paper” lot is a residential lot shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development. As of December 31, 2014, the TR Paper Lot Note is secured by a pledge of the equity interests in the borrower instead of a real property lien, effectively subordinating the TR Paper Lot Note to all real property liens. The TR Paper Lot Note is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower. The interest rate under the TR Paper Lot Note is 15%. The borrower has obtained a senior loan secured by a first lien deed of trust on the paper lots. For so long as the senior loan is outstanding, proceeds from the sale of the paper lots will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan. After the senior loan is paid in full, the proceeds from the sale of the paper lots are required to be used to repay the TR Paper Lot Note.

Effective June 2010, we entered into a loan participation agreement with UDF IV pursuant to which UDF IV purchased a participation interest (the “TR Paper Lot Participation”) in the TR Paper Lot Note. Our general partner serves as the asset manager of UDF IV. Pursuant to the TR Paper Lot Participation, UDF IV is entitled to receive repayment of its participation in the outstanding principal amount of the TR Paper Lot Note, plus its proportionate share of accrued interest thereon, over time as the borrower repays the TR Paper Lot Note. The UDF IV participation interest is not included on our balance sheet.

The TR Paper Lot Note and the TR Paper Lot Participation were originally due and payable in full on September 24, 2012. The TR Paper Lot Note has subsequently been amended four times pursuant to four separate extension agreements, resulting in a current maturity date of January 28, 2016. The TR Paper Lot Participation has also been extended to January 28, 2016 in connection with these modifications. The TR Paper Lot Note was also increased to $11 million pursuant to a Borrower’s Confirmation Certificate effective as of December 31, 2012. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

Luckey Ranch Note

In November 2008, we purchased a $1.7 million secured promissory note (the “Luckey Ranch Note”) from San Antonio Holding Company, Ltd., an unaffiliated Texas limited partnership (“SAHC”). SAHC originated the loan in October 2006 with Luckey Ranch Global Associates, an unaffiliated Texas general partnership (“Luckey Ranch”). The Luckey Ranch Note was secured by a second lien on approximately 610 acres of land located in Bexar County, Texas. The interest rate on the Luckey Ranch Note was 12% and the Luckey Ranch Note matured on September 30, 2012, in accordance with the Tenth Modification Agreement entered into in September 2011. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

Buffington Brushy Creek Note

In May 2008, we originated a $4.7 million secured promissory note (the “Buffington Brushy Creek Note”) with Buffington Brushy Creek, Ltd., an unaffiliated Texas limited liability company, and Buff Star Ventures, Ltd., an unaffiliated Texas limited liability company, as co-borrowers (collectively, “Buff Star”). The Buffington Brushy Creek Note was secured by a pledge of ownership interests in Buff Star. Buff Star owns partnership interests in a limited partnership that owns finished lots and entitled land in a residential subdivision in Travis County, Texas. The interest rate under the Buffington Brushy Creek Note was 16%. Pursuant to the Second Amendment to Secured Promissory Note entered into in May 2011, the maturity date of the Buffington Brushy Creek Note was extended to May 19, 2013. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

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

CTMGT Note

In December 2007, we originated a secured promissory note (the “CTMGT Note”) with CTMGT, LLC, an unaffiliated Texas limited liability company and its subsidiaries, who are co-borrowers of the CTMGT Note. The CTMGT Note was originally $25 million, and was subsequently increased to $50 million in July 2008, to $64.5 million in November 2011, and to $65.7 million in December 2014. The CTMGT Note is a co-investment loan secured by multiple investments. These investments are cross-collateralized and are secured by collateral-sharing arrangements in subordinate liens covering finished lots and entitled land, pledges of the ownership interests in the borrowing entities, and guarantees. The collateral-sharing arrangements allocate the proceeds of the co-investment collateral between us and UDF I. Under these collateral-sharing arrangements for the CTMGT Note, we are entitled to receive 75% of collateral proceeds. In the event of a borrower’s bankruptcy, we are entitled to receive 100% of the collateral proceeds after payment of the senior lenders (including UDF IV and UDF V), but ahead of payment to UDF I. The CTMGT collateral is located in multiple counties in the greater Dallas-Fort Worth area and surrounding counties. The interest rate on the CTMGT Note is 16.25%.

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

The original maturity date of the CTMGT Note was December 21, 2010. The CTMGT Note was subsequently extended five times pursuant to five separate modification agreements, resulting in a current maturity date of July 1, 2015. The CTMGT Participation has also been extended to July 1, 2015 in connection with these extensions. In addition, we increased the amount of the CTMGT Note from its original amount of $25 million to $50 million in July 2008 and to $64.5 million in November 2011, pursuant to two separate modification agreements, and to $65.7 million in December 2014 pursuant to a Borrower’s Certificate. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

Northpointe LLC Note

In December 2008, we originated a $4.2 million secured promissory note (the “Northpointe LLC Note”) with Northpointe LLC. The Northpointe LLC Note was initially collateralized by a first lien deed of trust on 303 finished lots in Texas and assignments of distributions from Northpointe LLC. As of December 31, 2014, the Northpointe LLC Note is secured by a pledge of the equity interests in a borrower affiliate that owns 393 acres of undeveloped land in Denton County, Texas, effectively subordinating this pledge to all real property liens. The interest rate under the Northpointe LLC Note is 12%.

Effective June 2012, we entered into a loan participation agreement with UDF IV pursuant to which UDF IV purchased a participation interest (the “Northpointe LLC Participation”) in the Northpointe LLC Note. Our general partner serves as the asset manager of UDF IV. Pursuant to the Northpointe LLC Participation, UDF IV is entitled to receive repayment of its participation in the outstanding principal amount of the Northpointe LLC Note, plus its proportionate share of accrued interest thereon, over time as the borrower repays the UDF Northpointe Note. The UDF IV participation interest is not included on our balance sheet.

The original maturity date of the Northpointe LLC Note was December 4, 2011. The Northpointe LLC Note was subsequently extended four times pursuant to four separate modification agreements, resulting in a current maturity date of June 4, 2015. The Northpointe LLC Participation has also been extended to June 4, 2015 in connection with these extensions. In determining whether to modify the Northpointe LLC Note, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

UDF NP Note

In December 2007, we originated a $6.0 million UDF NP Loan to Northpointe LLC. In December 2008, Northpointe LLC was purchased by an unrelated third party which assumed the UDF NP Loan. In May 2009, Northpointe LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by special warranty deed to Northpointe II, a subsidiary of UDF I. Concurrent with this assignment, Northpointe LLC entered into a contract for deed with Northpointe II whereby Northpointe LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to Northpointe LLC. The secured promissory note bears interest at a rate of 12% per annum and was initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas. As of December 31, 2014, the UDF NP Loan is secured by a first lien deed of trust on 14 finished lots in Collin County, Texas and a pledge of equity interests in a non-related entity that owns 80 acres of residential land in Collin County, Texas.

Effective May 2013, we entered into a loan participation agreement with UDF IV pursuant to which UDF IV purchased a participation interest (the “Northpointe II LP Participation”) in the UDF NP Loan. Our general partner serves as the asset manager of UDF IV. Pursuant to the Northpointe II LP Participation, UDF IV is entitled to receive repayment of its participation in the outstanding principal amount of the UDF NP Loan, plus its proportionate share of accrued interest thereon, payable first in priority ahead of the Partnership, over time as the borrower repays the UDF NP Loan. The UDF IV participation interest is not included on our balance sheet.

The original maturity date of the UDF NP Loan was December 28, 2010. The UDF NP Note has been extended four times, resulting in a current maturity date of December 28, 2015. The Northpointe II LP Participation has also been extended to December 28, 2015 in connection with these extensions. In June 2011, we amended the UDF NP Loan to increase the commitment amount to $15 million. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note.

Summary Information

The table below summarizes the approximate outstanding balance of each of our loans included in notes receivable and notes receivable – related parties as of the date indicated:

Loan Name	December 31, 2014	December 31, 2013
Related
BTC Participation Agreement	$-	$-
Northpointe II LP Participation	61,000	9,091,000
Total	$61,000	$9,091,000
Non-Related
TR II Finished Lot Participation	$-	$-
TR Paper Lot Participation	-	-
Luckey Ranch Participation	-	-
Brushy Creek Participation	-	-
CTMGT Participation	49,786,000	45,731,000
Northpointe LLC Participation	44,000	57,000
Total	$49,830,000	$45,788,000

The table below summarizes the approximate accrued interest included in accrued interest receivable and accrued interest receivable – related parties associated with each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	December 31, 2014	December 31, 2013
Related
BTC Participation Agreement	$-	$-
Northpointe II LP Participation	-	-
Total	$-	$-
Non-Related
TR II Finished Lot Participation	$-	$-
TR Paper Lot Participation	-	-
Luckey Ranch Participation	-	-
Brushy Creek Participation	-	-
CTMGT Participation	244,000	-
Northpointe LLC Participation	400	-
Total	$244,400	$-

The following table summarizes the approximate income included in interest income and interest income – related parties associated with each of our loans included in loan participation interest – related parties for the periods indicated:

	For the year ended December 31,
Loan Name	2014	2013	2012
Related
BTC Participation Agreement	$-	$-	$-
Northpointe II LP Participation	581,000	1,437,000	1,500,000
Total	$581,000	$1,437,000	$1,500,000
Non-Related
TR II Finished Lot Participation	$-	$-	$-
TR Paper Lot Participation	-	-	-
Luckey Ranch Participation	-	-	51,000
Brushy Creek Participation	-	-	-
CTMGT Participation	7,211,000	6,898,000	6,657,000
Northpointe LLC Participation	6,000	52,000	260,000
Total	$7,217,000	$6,950,000	$6,968,000

The table below summarizes the approximate outstanding balance of the participation interest associated with each respective participation agreement as of the date indicated:

Loan Name	December 31, 2014	December 31, 2013
Related
BTC Participation Agreement	$-	$280,000
Northpointe II LP Participation	10,754,000	3,000,000
Total	$10,754,000	$3,280,000
Non-Related
TR II Finished Lot Participation	$-	$3,346,000
TR Paper Lot Participation	15,014,000	12,617,000
Luckey Ranch Participation	-	-
Brushy Creek Participation	-	-
CTMGT Participation	15,928,000	12,663,000
Northpointe LLC Participation	1,216,000	1,585,000
Total	$32,158,000	$30,211,000

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

The following table represents the approximate amount included in mortgage and transaction service revenues – related parties income for the periods indicated associated with fees paid to us on related party guarantees, as discussed in Note I:

	For the Years Ended December 31,
Guarantee	2014	2013	2012
Lending Credit Enhancement	$-	$37,000	$45,000
REO PC Credit Enhancement	13,000	2,000	-
UMT HF TCB Guaranty	49,000	45,000	15,000
UDF IV HF Guaranty	144,000	45,000	60,000
UMT 15th Street Guaranty	6,000	7,000	11,000
UDF I Brockhoeft Guaranty	-	-	198,000
UDF IV Acquisitions Guaranty	170,000	45,000	59,000
UDF IV Finance II Guaranty	90,000	28,000	58,000
UMT HF III Guaranty	20,000	22,000	29,000
UMT HF II Guaranty	-	-	1,000
UMT HF II Green Bank Guaranty	7,000	4,000	1,000
BHG Guaranty	-	6,000	-
UDF IV Finance VI Guaranty	81,000	5,000	-
Total	$580,000	$246,000	$477,000

As of December 31, 2014 and December 31, 2013, approximately $347,000 and $298,000 is included in accounts receivable – related parties associated with fees due to the Partnership on related party guarantees.

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

At December 31, 2014 and 2013, approximately 95% of the outstanding aggregate principal amount of mortgage notes originated by the Partnership are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 2% are secured by properties located in Arizona. All of the Partnership’s mortgage investments are in the United States.

We may invest in multiple secured loans that share a common borrower or loans to related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations. As of December 31, 2014, we have invested 51% of our offering proceeds in 12 loans to our largest group of related borrowers.

Our investments in loans to or from any one borrower will not exceed an amount greater than 20% of the total capital contributions raised in the Offering, and as of December 31, 2014, our largest investment in a loan to or from any one borrower was equal to 16% of the total capital contributions raised in the Offering.

M. Subsequent Events

To meet guidelines of the Financial Industry Regulatory Authority, on March 30, 2015, our general partner approved an estimated value of the Partnership’s units of limited partnership interest of $20.00 per unit effective as of March 6, 2015. In making a determination of the estimated value of the Partnership’s units, our general partner assessed the Partnership’s assets, less liabilities, per unit. Our general partner also engaged an independent firm specializing in the valuation of businesses, partnerships and intellectual property that derived a range of estimated values per unit using five valuation analyses.

N. Quarterly Financial Data (Unaudited)

Selected quarterly financial data (unaudited) for the years ended December 31, 2014, 2013 and 2012 is set forth below.

				Net Income Per
			Net Income	Limited	Weighted
			Allocated to	Partnership	Average
			Limited	Unit	Units
	Revenues	Net Income	Partners	Basic/Diluted	Outstanding
2014
First quarter	$12,397,710	$11,417,316	$10,232,158	$0.53	19,180,245
Second quarter	$12,745,637	$11,654,258	$10,444,505	$0.54	19,250,870
Third quarter	$12,981,140	$12,132,740	$10,873,318	$0.56	19,355,841
Fourth quarter	$13,120,121	$12,396,685	$11,109,868	$0.57	19,476,147

2013
First quarter	$13,373,906	$11,999,561	$10,753,965	$0.57	18,883,173
Second quarter	$13,688,016	$12,263,152	$10,990,194	$0.58	18,929,199
Third quarter	$13,636,206	$12,194,213	$10,928,411	$0.58	18,939,139
Fourth quarter	$12,359,718	$4,546,291	$4,074,369	$0.21	19,062,997
2012
First quarter	$13,111,817	$11,725,335	$10,508,204	$0.57	18,381,530
Second quarter	$13,134,476	$11,554,690	$10,355,272	$0.56	18,501,746
Third quarter	$13,265,856	$11,827,492	$10,599,757	$0.57	18,624,890
Fourth quarter	$13,647,064	$7,193,216	$6,446,536	$0.34	18,754,059

Index to Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit B to prospectus of the Registrant filed pursuant to Rule 424(b)(3), Commission File No. 333-127891, on May 18, 2006)
3.2	Certificate of Limited Partnership of Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on August 26, 2005)
3.3	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit B to Supplement No. 12 to prospectus dated May 15, 2006, contained within Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on May 12, 2009)
3.4	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Form 8-K, Commission File No. 333-127891, filed on June 10, 2009)
4.1	Form of Subscription Agreement (previously filed in and incorporated by reference to Exhibit C to Supplement No. 12 to prospectus dated May 15, 2006, contained within Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on May 12, 2009)
4.2	Amended and Restated Distribution Reinvestment Plan (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-3, Commission File No. 333-159939, filed on June 12, 2009)
10.1	Form of Escrow Agreement between United Development Funding III, L.P. and Coppermark Bank (previously filed in and incorporated by reference to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on February 10, 2006)
10.2	Form of Participation Agreement by and between the Registrant, UMTH Land Development, L.P., United Development Funding, L.P. and United Development Funding II, L.P. (previously filed in and incorporated by reference to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on November 18, 2005)
10.3	Form of Marketing Support Agreement (previously filed in and incorporated by reference to Pre-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on February 1, 2006)
10.4	Limited Guaranty by United Development Funding III, L.P. for the benefit of United Mortgage Trust (previously filed in and incorporated by reference to Form 8-K, Commission File No. 333-127891, filed on October 20, 2006)
10.5	Letter agreement with respect to the Limited Guaranty between United Development Funding III, L.P. and United Mortgage Trust for the benefit of United Development Funding, L.P. (previously filed in and incorporated by reference to Form 8-K, Commission File No. 333-127891, filed on October 20, 2006)
10.6	Fairness opinion with respect to Limited Guaranty by United Development Funding III, L.P. for the benefit of United Mortgage Trust and letter agreement with respect to the Limited Guaranty between Registrant and United Mortgage Trust for the benefit of United Development Funding, L.P. (previously filed in and incorporated by reference to Form 8-K, Commission File No. 333-127891, filed on October 20, 2006)

Exhibit Number	Description
10.7	Secured Promissory Note by Centurion Acquisitions, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q, Commission File No. 333-127891, filed on November 14, 2006)
10.8	Secured Promissory Note by Midlothian Longbranch, L.P. for the benefit of United Development Funding, III, L.P. (previously filed in and incorporated by reference to Form 10-Q, Commission File No. 333-127891, filed on November 14, 2006)
10.9	Environmental Indemnity Agreement by Midlothian Longbranch, L.P., Centurion Acquisitions, L.P., Pars Investments, Inc. and Mehrdad Moayedi in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q, Commission File No. 333-127891, filed on November 14, 2006)
10.10	Secured Promissory Note by Arete Real Estate and Development Company, Modern Modular Home Rental Corp., and Creative Modular Housing Inc. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q, Commission File No. 333-127891, filed on November 14, 2006)
10.11	Security Agreement by Arete Real Estate and Development Company, Creative Modular Housing Inc. and Modern Modular Home Rental Corp. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q, Commission File No. 333-127891, filed on November 14, 2006)
10.12	Continuing Unconditional Guaranty by Joe Fogarty, Nancy Fogarty and the Fogarty Family Trust for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q, Commission File No. 333-127891, filed on November 14, 2006)
10.13	Secured promissory note by Centurion Acquisitions, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K, Commission File No. 333-127891, filed on November 21, 2006)
10.14	Security Agreement by Centurion Acquisitions, L.P. and Pars Investment Inc., for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K filed, Commission File No. 333-127891, on November 21, 2006)
10.15	Continuing Unconditional Guaranty by Pars Investment Inc. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K, Commission File No. 333-127891, filed on November 21, 2006)
10.16	Loan and Security Agreement between United Development Funding III, L.P., as borrower, and Premier Bank, as lender (previously filed in and incorporated by reference to Form 8-K, Commission File No. 333-127891, filed on January 3, 2007)
10.17	Revolving Note from United Development Funding III, L.P. for the benefit of Premier Bank (previously filed in and incorporated by reference to Form 8-K, Commission File No. 333-127891, filed on January 3, 2007)
10.18	Secured Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K, Commission File No. 333-127891, filed on January 4, 2007)
10.19	Fairness opinion with respect to Secured Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 8-K, Commission File No. 333-127891, filed on January 4, 2007)
10.20	Secured Promissory Note by Buffington Hidden Lakes, Ltd. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-K, Commission File No. 333-127891, filed on April 2, 2007)
10.21	Continuing Unconditional Guaranty by Buffington Hidden Lakes GP, Inc. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-K, Commission File No. 333-127891, filed on April 2, 2007)
10.22	Letter of engagement between UMTH Funding Services, L.P. and United Development Funding III, L.P. regarding arrangement of financing and financial advising (previously filed in and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on April 30, 2007)

Exhibit Number	Description
10.23	Note Purchase, Assignment and Assumption Agreement by and between McDougal Family Partnership, Ltd. and United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q, Commission File No. 333-127891, filed on May 15, 2007)
10.24	Secured Line of Credit Promissory Note by United Development Funding X, L.P. (previously filed in and incorporated by reference to Form 10-Q, Commission File No. 333-127891, filed on November 14, 2007)
10.25	Security Agreement by United Development Funding X, L.P. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q, Commission File No. 333-127891, filed on November 14, 2007)
10.26	Continuing Unconditional Guaranty by UMT Holdings, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q, Commission File No. 333-127891, filed on November 14, 2007)
10.27	Fairness opinion with respect to Secured Line of Credit Promissory Note by United Development Funding X, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q, Commission File No. 333-127891, filed on November 14, 2007)
10.28	Secured Line of Credit Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q, Commission File No. 000-53159, filed on November 14, 2008)
10.29	Secured Line of Credit Promissory Note by United Development Funding Land Opportunity Fund, L.P. for the benefit United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q, Commission File No. 000-53159, filed on November 14, 2008)
10.30	Security Agreement by United Development Funding, L.P. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q, Commission File No. 000-53159, filed on November 14, 2008)
10.31	Security Agreement by United Development Funding Land Opportunity Fund, L.P. in favor of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q, Commission File No. 000-53159, filed on November 14, 2008)
10.32	First Amendment to Secured Line of Credit Promissory Note by United Development Funding X, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q, Commission File No. 000-53159, filed on November 14, 2008)
10.33	Economic Interest Participation Agreement and Purchase Option between United Mortgage Trust and United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q, Commission File No. 000-53159, filed on November 14, 2008)
10.34	Fairness Opinion with respect to Secured Line of Credit Promissory Note by United Development Funding, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q, Commission File No. 000-53159, filed on November 14, 2008)
10.35	Fairness Opinion with respect to Economic Interest Participation Agreement and Purchase Option between United Mortgage Trust and United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q, Commission File No. 000-53159, filed on November 14, 2008)
10.36	Fairness Opinion with respect to First Amendment to Secured Line of Credit Promissory Note by United Development Funding X, L.P. for the benefit of United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q, Commission File No. 000-53159, filed on November 14, 2008)
10.37	Fairness Opinion with respect to Secured Line of Credit Promissory Note by United Development Funding Land Opportunity Fund, L.P. for the benefit United Development Funding III, L.P. (previously filed in and incorporated by reference to Form 10-Q, Commission File No. 00053159, filed on November 14, 2008)

Exhibit Number	Description
10.38	Loan and Security Agreement between Registrant, as Borrower, and Wesley J. Brockhoeft, as Lender, dated as of September 21, 2009 (previously filed in and incorporated by reference to Form 10-Q, Commission File No. 000-53159, filed on November 16, 2009)
10.39	Second Amendment to Loan and Security Agreement between Registrant, as Borrower, and Wesley J. Brockhoeft, as Lender, dated as of June 21, 2012 (previously filed in and incorporated by reference to Form 10-Q, Commission File No. 000-53159, filed on August 14, 2012)
23.1*	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certifications
101.SCH*	XBRL Taxonomy Extension Schema Document
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.