Form 10-Q
period 2015-06-30
United Development Funding III, LP
filed 2015-08-14
CIK 1335732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐ No ☒

As of August 11, 2015, the Registrant had 19,821,969 units of limited partnership interest outstanding.

UNITED DEVELOPMENT FUNDING III, L.P.
FORM 10-Q
Quarter Ended June 30, 2015

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING III, L.P.

BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$95,310	$790,956
Restricted cash	1,387,403	1,383,282
Accrued interest receivable	6,543,951	9,544,825
Accrued interest receivable – related parties	2,560,262	349,657
Accounts receivable – related parties	352,441	347,060
Notes receivable, net	292,416,093	280,730,172
Notes receivable – related parties, net	16,411,697	16,403,160
Participation interest – related party, net	72,113,338	74,686,618
Other assets	123,231	184,876

Total assets	$392,003,726	$384,420,606

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$176,323	$247,886
Accrued liabilities	233,038	323,731
Accrued liabilities – related parties	2,991,320	2,470,050
Distributions payable	4,318,668	3,187,805
Lines-of-credit	10,000,000	11,250,000

Total liabilities	17,719,349	17,479,472

Commitments and contingencies

Partners’ Capital:
Limited partners’ capital: 22,500,000 units authorized; 19,783,280 units issued and outstanding at June 30, 2015 and 19,545,922 units issued and outstanding at December 31, 2014	373,862,093	366,472,837
General partner’s capital	422,284	468,297

Total partners’ capital	374,284,377	366,941,134

Total liabilities and partners’ capital	$392,003,726	$384,420,606

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Interest income	$10,760,512	$9,978,218	$21,298,413	$19,642,004
Interest income – related parties	2,277,937	2,480,395	4,549,746	5,033,940
Mortgage and transaction service revenues	68,429	172,868	134,648	256,878
Mortgage and transaction service revenues – related parties	198,994	114,156	389,299	210,525
Total revenues	13,305,872	12,745,637	26,372,106	25,143,347

Expenses:
Interest expense	155,827	206,042	324,910	422,891
Loan loss reserve expense	-	137,764	-	272,507
General and administrative	531,483	321,098	947,731	553,733
General and administrative – related parties	431,148	426,475	867,873	822,642
Total expenses	1,118,458	1,091,379	2,140,514	2,071,773

Net income	$12,187,414	$11,654,258	$24,231,592	$23,071,574

Earnings allocated to limited partners	$10,922,318	$10,444,505	$21,716,268	$20,676,664

Earnings per weighted average limited partnership units outstanding, basic and diluted	$0.55	$0.54	$1.10	$1.08

Weighted average limited partnership units outstanding	19,714,793	19,250,870	19,656,119	19,215,752

Distributions per weighted average limited partnership units outstanding	$0.49	$0.49	$0.97	$0.97

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating Activities
Net income	$24,231,592	$23,071,574
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	-	272,507
Amortization	83,942	99,506
Changes in operating assets and liabilities:
Accrued interest receivable	2,482,434	6,907
Accrued interest receivable – related parties	(2,210,605)	(3,170,886)
Accounts receivable – related parties	(5,381)	(21,739)
Other assets	(22,297)	(317,817)
Accounts payable	(71,563)	33,329
Accrued liabilities	(90,693)	14,300
Accrued liabilities – related parties	521,270	435,141
Net cash provided by operating activities	24,918,699	20,422,822

Investing Activities
Investments in notes receivable	(19,859,771)	(17,636,700)
Investments in notes receivable – related parties	(11,704)	(350,498)
Investments in participation interest – related party	(2,293)	-
Receipts from notes receivable	8,692,290	4,128,985
Receipts from notes receivable – related parties	3,167	5,674,353
Receipts from participation interest – related party	2,575,573	-
Restricted cash	(4,121)	(4,441)
Net cash used in investing activities	(8,606,859)	(8,188,301)

Financing Activities
Proceeds from line-of-credit	-	12,000,000
Payments on lines-of-credit	(1,250,000)	(10,000,000)
Limited partner distributions, net of limited partner distribution reinvestment	(14,291,012)	(13,826,609)
Limited partner redemptions	(36,000)	(1,341,400)
General partner distributions	(1,430,474)	(876,173)
Net cash used in financing activities	(17,007,486)	(14,044,182)

Net decrease in cash and cash equivalents	(695,646)	(1,809,661)
Cash and cash equivalents at beginning of period	790,956	1,966,735

Cash and cash equivalents at end of period	$95,310	$157,074

Supplemental Cash Flow Information
Cash paid for interest	$283,333	$390,739
Supplemental Cash Flow Information – non-cash activity
Limited partner distribution reinvestment	$4,783,162	$4,821,874
Distributions accrued but not paid	$1,130,863	$1,121,766
Assignment of loans	$518,440	$-

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

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2015 (the “Annual Report”). The accompanying interim unaudited financial statements should be read in conjunction with the financial statements filed in our Annual Report. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of June 30, 2015, operating results for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. Operating results and cash flows for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Participation Interest – Related Party

Participation interest – related party is recorded at the lower of cost or net realizable value. Participation interest – related party represents a Loan Participation Agreement with United Mortgage Trust, a real estate investment trust organized under the laws of the state of Maryland (“UMT”), pursuant to which we purchased (i) an economic interest in an $82 million revolving credit facility (the “UMT Loan”) from UMT to UDF I and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan. See Note K, “Related Party Transactions” for further details. Our general partner serves as the asset manager for UDF I. An affiliate of our general partner serves as the advisor to UMT.

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

Revenue Recognition

Interest income on notes receivable, notes receivable – related parties and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis. Income recognition is suspended for loans at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of June 30, 2015 and December 31, 2014, we were suspending income recognition on 3 notes receivable with an aggregate unpaid principal balance of approximately $13.3 million for which full collectability is considered more likely than not, but not probable, and 1 note receivable with an aggregate unpaid principal balance of approximately $5.3 million that was deemed as probable that we will be unable to collect all amounts due.

We generate mortgage and transaction service revenues and mortgage and transaction service revenues – related parties by originating and acquiring notes receivable and other loans. In accordance with GAAP, we defer recognition of income from non-refundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes. In addition, credit enhancement fee income is generated by fees charged to parties for credit enhancements provided to lenders by the Partnership on behalf of the parties. Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement. As of June 30, 2015, the Partnership was providing 8 credit enhancements to related parties (see Note K for further discussion).

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

A “carried interest” is an equity interest in us to participate in all distributions, other than distributions attributable to our general partner’s promotional interest, of cash available for distribution and net proceeds from a capital transaction that are distributable under the distribution priority for net proceeds from a capital transaction described below. If our general partner enters into commitments to investments in mortgages in excess of 82% of the gross proceeds of our public offering of our units of limited partnership interest, our general partner will be entitled to a carried interest equal to (1) 1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross proceeds of our initial public offering, as declared effective on May 15, 2006 pursuant to a Registration Statement on Form S-11 (File No. 333-127891) (the “Offering”) under the Securities Act of 1933, as amended (the “Securities Act”)(or if commitments to investments in mortgages are above 82% but no more than 84.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 82%), (2) 1% for the next 2% of additional commitments to investments in mortgages above 84.5% of the gross proceeds of the Offering (or if commitments to investments in mortgages are above 84.5% but no more than 86.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 84.5%) and (3) 1% for each additional 1% of additional commitments to investments in mortgages above 86.5% of the gross proceeds of the Offering (or a fractional percentage equal to the fractional amount of any 1% of additional commitments to investments in mortgages). By way of illustration, if 85.5% of the gross proceeds of the Offering are committed to investments in mortgages, then our general partner would be entitled to a carried interest of 1.5% (1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross proceeds of the Offering and 0.5% for the next 1% of additional commitments to investments in mortgages above 84.5% of the gross proceeds of the Offering) of any amount otherwise distributable to the limited partners after deduction of any promotional interest payable to our general partner.

In order for proceeds to be considered “committed” for purposes of calculation and payment of a carried interest, we must be obligated by contract or other binding agreement to invest such proceeds in mortgages, to the exclusion of any other use for such proceeds or no use at all.

“Investments in mortgages” are the aggregate amount of capital contributions from investors used by us to make or invest in mortgage loans or the amount actually paid or allocated to the purchase of mortgages, working capital reserves (but excluding working capital reserves in excess of 3% of the aggregate capital contributions) and other cash payments such as interest and taxes but excluding our organization and offering expenses, selling commissions, wholesaling fees, marketing support fees, due diligence fees, acquisition and origination fees (“Placement Fees”), and any other front-end fees.

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

The table below summarizes the approximate aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of June 30, 2015 and December 31, 2014:

	As of June 30,		As of December 31,
	2015		2014
General Partner	$31,058,000	(1)	$28,497,000	(2)
Limited Partners	254,252,000	(3)	235,178,000	(4)
Retained Earnings Reserve	14,371,000		11,663,000
Retained Earnings Deficit	(14,440,000)		(14,845,000)

(1)	approximately $26.7 million paid in cash and $4.3 million has been declared, but not paid.

(2)	approximately $25.3 million paid in cash and $3.2 million has been declared, but not paid.

(3)	approximately $176.5 million paid in cash and approximately $77.8 million reinvested in 3,888,026 units of limited partnership interest under our DRIP and Secondary DRIP, each as defined in Note C below.

(4)	approximately $162.2 million paid in cash and approximately $73 million reinvested in 3,648,868 units of limited partnership interest under our DRIP and Secondary DRIP, each as defined in Note C below.

The table below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets, including the distributions to our general partner described above, and general and administrative – related parties expenses for the six months ended June 30, 2015 and 2014. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

	For the Six Months Ended June 30,
	2015	2014
Payments to General Partner and Related Parties	$1,741,000	$1,404,000
Total General and Administrative Expenses to General Partner and Related Parties	868,000	823,000

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. In July 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09 which is now effective for fiscal years beginning after December 15, 2017, and interim periods within those years; however, early adoption is permitted as of the original effective date, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. The standard shall be adopted using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This new guidance is a change from the current treatment of recording debt issuance costs as an asset representing a deferred charge, and is consistent with the accounting treatment for debt discounts. ASU 2015-03, which requires retrospective application, is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, but early adoption is allowed. The adoption of ASU 2015-03 will impact our financial statements as we currently report deferred financing costs in other assets on the balance sheet. At this time, we have not determined whether we will early adopt this ASU.

C. Registration Statement

On May 15, 2006, the Offering was declared effective under the Securities Act. The Offering, at the time of such effectiveness, covered up to 12,500,000 units of limited partnership interest at a price of $20.00 per unit (the “Primary Offering”) and up to 5,000,000 units of limited partnership interest to be issued pursuant to our distribution reinvestment plan (the “DRIP”) at a price of $20.00 per unit. We had the right to reallocate the units of limited partnership interest we were offering between the Primary Offering and the DRIP, and we therefore reallocated the units being offered such that 16,500,000 units were offered pursuant to the Primary Offering and 1,000,000 units were offered pursuant to the DRIP. The Primary Offering was terminated on April 23, 2009. We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

On June 12, 2009, we registered 5,000,000 additional units to be offered at the Estimated Unit Value (as defined in Note H below) pursuant to an Amended and Restated Distribution Reinvestment Plan in a Registration Statement on Form S-3 (File No. 333-159939) (the “Secondary DRIP”). As such, we ceased offering units under the DRIP as of July 21, 2009 and concurrently commenced our offering of units pursuant to the Secondary DRIP, which is currently ongoing. The aggregate offering price for the units being offered pursuant to the Secondary DRIP is $100,000,000. The Secondary DRIP will continue until we sell all $100,000,000 worth of units being offered; provided, however, that our general partner may terminate the offering of units pursuant to the Secondary DRIP at any earlier time. Effective as of March 6, 2015, our general partner determined the most recent Estimated Unit Value to be $20.00 per unit, which will be used as the Estimated Unit Value until such time as our general partner provides a new estimated value of the Partnership’s units of limited partnership interest.

D. Loans and Allowance for Loan Losses

Our loan portfolio is comprised of notes receivable, net, notes receivable – related parties, net and participation interest – related party, net, and is recorded at the lower of cost or estimated net realizable value.

	June 30,	December 31,
	2015	2014
Notes receivable, net	$292,416,000	$280,730,000
Notes receivable - related parties, net	16,412,000	16,403,000
Participation interest - related party, net	72,113,000	74,687,000
Total	$380,941,000	$371,820,000

Our loans are classified as follows:

	June 30,	December 31,
	2015	2014
Real Estate:
Acquisition and land development	$399,981,000	$390,958,000
Allowance for loan losses	(19,040,000)	(19,040,000)
Unamortized commitment fees	-	(98,000)
Total	$380,941,000	$371,820,000

As of June 30, 2015, we had originated or purchased 62 loans, including 41 loans that have been repaid in full by the respective borrowers and 1 loan for which the remaining balance was written-off. For the three and six months ended June 30, 2015, we did not originate or purchase any loans, sell any loan participations, or acquire any additional participation interests. Of the 20 loans outstanding as of June 30, 2015, the scheduled maturity dates are as follows as of June 30, 2015:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$138,453,000	6	44%	$138,453,000	6	35%
2015	72,174,000	2	82%	48,573,000	1	16%	120,747,000	3	30%
2016	16,351,000	1	18%	117,455,000	9	38%	133,806,000	10	33%
2017	-	-	-	6,975,000	1	2%	6,975,000	1	2%
Total	$88,525,000	3	100%	$311,456,000	17	100%	$399,981,000	20	100%

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

The following table represents the maturity dates of loans that were matured as of June 30, 2015 and had not been repaid or extended as of June 30, 2015:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
2009	$-	-	-	$17,409,000	4	12%	$17,409,000	4	12%
2010	-	-	-	21,710,000	1	16%	21,710,000	1	16%
2015	-	-	-	99,334,000	1	72%	99,334,000	1	72%
Total	$-	-	-	$138,453,000	6	100%	$138,453,000	6	100%

Of these 6 loans, as of June 30, 2015, full collectability is considered probable for 3 loans with an aggregate unpaid principal balance of approximately $130.8 million, full collectability is considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.4 million, and 1 note receivable with an aggregate unpaid principal balance of approximately $5.3 million was deemed as probable that we will be unable to collect all amounts due. In addition to the 6 loans considered impaired due to the loans remaining outstanding beyond the contractual terms of the loan agreements, we had one loan with an aggregate unpaid principal balance of approximately $11 million that was considered impaired due to the estimated value of the underlying collateral and as such, full collectability on this loan is considered more likely than not, but not probable, as of June 30, 2015.

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

Of these 6 loans, as of December 31, 2014, full collectability is considered probable for 3 loans with an aggregate unpaid principal balance of approximately $29.3 million, full collectability is considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.4 million, and 1 note receivable with an aggregate unpaid principal balance of approximately $5.3 million was deemed as probable that we will be unable to collect all amounts due. In addition to the 6 loans considered impaired due to the loans remaining outstanding beyond the contractual terms of the loan agreements, we had one loan with an aggregate unpaid principal balance of approximately $11 million that was considered impaired due to the estimated value of the underlying collateral and as such, full collectability on this loan is considered more likely than not, but not probable, as of December 31, 2014.

The following table describes the loans that were matured as of December 31, 2014, the activity with respect to such loans during the six months ended June 30, 2015, and the loans that matured during the six months ended June 30, 2015 and remained matured as of June 30, 2015:

Maturity Date	Amount	Loans	% of Total	Matured Loan Extensions During the Six Months Ended June 30, 2015 on Loans Matured as of December 31, 2014 (1)	Net Activity During the Six Months Ended June 30, 2015 on Loans Matured as of December 31, 2014 (2)	Loans Matured During the Six Months Ended June 30, 2015 (3)	Amount	Loans	% of Total
	Non-Related
	Matured as of December 31, 2014			2015 Activity (4)			Matured as of June 30, 2015
2009	$16,916,000	5	46%	$-	$493,000	$-	$17,409,000	4	12%
2010	20,026,000	1	54%	-	1,684,000	-	21,710,000	1	16%
2015	-	-	-	-	-	99,334,000	99,334,000	1	72%
Total	$36,942,000	6	100%	$-	$2,177,000	$99,334,000	$138,453,000	6	100%

(1)	Amounts represent aggregate unpaid principal balance as of December 31, 2014 of matured loans as of December 31, 2014 that were extended during the six months ended June 30, 2015.

(2)	For loans matured as of December 31, 2014, net loan activity represents all activity on the loans during the six months ended June 30, 2015, including accrued interest, payment of fees and expenses, charge-offs and/or repayments.

(3)	Amounts represent aggregate unpaid principal balance as of June 30, 2015 of loans that matured during the six months ended June 30, 2015 and remained matured as of June 30, 2015.

(4)	The table does not reflect activity for loans that matured or were due to mature during the six months ended June 30, 2015, but were extended prior to June 30, 2015.

A loan is placed on non-accrual status and income recognition is suspended on the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of June 30, 2015 and December 31, 2014, we were suspending income recognition on 3 notes receivable with an aggregate unpaid principal balance of approximately $13.3 million for which full collectability is considered more likely than not, but not probable, and 1 note receivable with an aggregate unpaid principal balance of approximately $5.3 million that was deemed probable that we will be unable to collect all amounts due. As of December 31, 2014, we charged off the aggregate unpaid principal balance of approximately $491,000 of 1 matured loan receivable.

Loans are considered impaired when, in the opinion of management, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is generally evaluated on an individual loan basis for each loan in the portfolio. If an individual loan is considered impaired, a specific valuation allowance may be allocated, if necessary, so that the individual loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Loans that are not individually considered impaired are collectively and qualitatively measured as a portfolio for general valuation allowance. In reviewing our portfolio for this valuation analysis, we use cash flow estimates from the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed purchase contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, as well as the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts also are based on executed purchase contracts which provide base prices, escalation rates, and absorption rates on an individual project basis. We also consider third-party appraisals which provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

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

As of June 30, 2015, we had 6 notes receivable with an aggregate unpaid principal balance of approximately $138.5 million that were considered impaired due to the loans remaining outstanding beyond the contractual terms of the loan agreements. Of these 6 loans, full collectability is considered probable for 3 loans with an aggregate unpaid principal balance of approximately $130.8 million, full collectability is considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.4 million, and 1 note receivable with an aggregate unpaid principal balance of approximately $5.3 million was deemed probable that we will be unable to collect all amounts due. In addition to the 6 loans considered impaired due to the loans remaining outstanding beyond the contractual terms of the loan agreements, we had one loan with an aggregate unpaid principal balance of approximately $11 million that was considered impaired due to the estimated value of the underlying collateral and as such, full collectability on this loan is considered more likely than not, but not probable, as of June 30, 2015. As of December 31, 2014, we had 6 notes receivable with an aggregate unpaid principal balance of approximately $36.9 million that were considered impaired due to the loans remaining outstanding beyond the contractual terms of the loan agreements. Of these 6 loans, full collectability is considered probable for 3 loans with an aggregate unpaid principal balance of approximately $29.3 million, full collectability is considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.4 million, and 1 note receivable with an aggregate unpaid principal balance of approximately $5.3 million was deemed probable that we will be unable to collect all amounts due. In addition to the 6 loans considered impaired due to the loans remaining outstanding beyond the contractual terms of the loan agreements, we had one loan with an aggregate unpaid principal balance of approximately $11 million that was considered impaired due to the estimated value of the underlying collateral and as such, full collectability on this loan is considered more likely than not, but not probable, as of December 31, 2014. As of June 30, 2015 and December 31, 2014, the average outstanding aggregate unpaid principal balance for impaired loans was approximately $146.6 million and $52.9 million, respectively. For the three months ended June 30, 2015, and 2014, we recognized approximately $4.7 million and $1.4 million of interest income, respectively, related to impaired loans. For each of the six months ended June 30, 2015 and 2014, we recognized approximately $9.1 million and $2.7 million of interest income, respectively, related to impaired loans. For the three and six months ended June 30, 2015 and 2014, we did not recognize any cash basis interest income related to impaired loans. We had approximately $5.3 million in the specific allowance for one impaired loan as of December 31, 2014. We charged-off approximately $491,000 against the allowance for loan losses associated with repayment of one impaired loan during the year ended December 31, 2014.

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

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due. Interest income is suspended on Level 3 loans.

As of June 30, 2015 and December 31, 2014, our loans were classified as follows:

	June 30, 2015	December 31, 2014
Level 1	$381,327,000	$372,328,000
Level 2	13,344,000	13,320,000
Level 3	5,310,000	5,310,000
Total	$399,981,000	$390,958,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable, notes receivable – related parties and participation interest – related party. We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan loss. Amounts determined to be uncollectible are charged off, while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the allowance for loan losses during the six months ended June 30, 2015 and the year ended December 31, 2014, which is offset against notes receivable:

	For the Six Months Ended June 30, 2015	For the Year Ended December 31, 2014
Allowance for loan losses:
Balance at beginning of period	$19,040,000	$19,715,000
(Recapture) provision charged to earnings	-	(184,000)
Loan losses:
Charge-offs	-	(491,000)
Recoveries	-	-
Net loan losses	-	(491,000)
Balance at end of period	$19,040,000	$19,040,000
Ending balance, individually evaluated for impairment	$5,310,000	$5,310,000
Ending balance, collectively evaluated for impairment	$13,730,000	$13,730,000

Financing receivables:
Balance at end of period	$399,981,000	$390,958,000
Ending balance, individually evaluated for impairment	$149,413,000	$47,903,000
Ending balance, collectively evaluated for impairment	$250,568,000	$343,055,000

In accordance with GAAP, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of June 30, 2015 and December 31, 2014, we have no loan modifications that are classified as troubled debt restructurings.

E. Lines-of-Credit

LegacyTX Credit Facility

On March 21, 2014, the Partnership entered into a loan agreement with LegacyTexas Bank (“LegacyTexas”), pursuant to which LegacyTexas provided the Partnership with an aggregate credit facility of up to $15.0 million (the “LegacyTX Credit Facility”), consisting of a term loan in the original principal amount of $10.0 million (the “Term Loan”) and a revolving line of credit in the maximum principal amount of $5.0 million (the “Legacy Line of Credit”). The interest rate on the Term Loan is equal to 6% per annum, and the interest rate on the Legacy Line of Credit is equal to the greater of (1) the prime rate plus 1% per annum, or (2) 6% per annum (6% at June 30, 2015). Accrued interest on the outstanding principal amount of the LegacyTX Credit Facility is payable monthly. The LegacyTX Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets.

The Term Loan matures on March 21, 2016. The Term Loan required the Partnership to make quarterly principal payments in the amount of $1.25 million on March 21, June 21, September 21 and December 21 of each year that the Term Loan is outstanding. On June 21, 2015, the Partnership entered into a loan extension and modification agreement with LegacyTexas pursuant to which LegacyTexas modified the payment date of the required quarterly principal payments to be March 10, June 10, September 10 and December 10 of each year that the Term Loan is outstanding. Additionally, LegacyTexas extended the due date of the June 21, 2015 quarterly principal payment to September 10, 2015.

The LegacyTX Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets. The Term Loan matures on March 21, 2016. In consideration of LegacyTexas originating the Term Loan, the Partnership paid the bank a commitment fee in the amount of $100,000, which is being amortized over the life of the Term Loan. The Legacy Line of Credit, as amended, matures on September 21, 2015. In consideration of LegacyTexas originating the Legacy Line of Credit, the Partnership paid the bank a commitment fee in the amount of $50,000, which is being amortized over the life of the Legacy Line of Credit. In conjunction with the LegacyTX Credit Facility, the Partnership also paid UMTH General Services, L.P. (“General Services”), a Delaware limited partnership, a debt placement fee equal to 1% ($150,000) of the LegacyTX Credit Facility, which will be amortized over the lives of the Term Loan and the Legacy Line of Credit. General Services and Land Development are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both General Services and Land Development.

The Partnership utilized the LegacyTX Credit Facility to pay off the Brockhoeft Credit Facility (as defined below) and currently uses the LegacyTX Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending the receipt of proceeds from the partial or full repayment of loans. This allows the Partnership to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Partnership intends to use the LegacyTX Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments. Proceeds from the operations of the Partnership will be used to repay the LegacyTX Credit Facility. As of June 30, 2015 and December 31, 2014, approximately $10 million and $11.25 million in principal was outstanding under the LegacyTX Credit Facility, respectively. Interest expense associated with the LegacyTX Credit Facility was approximately $156,000 and $206,000 for the three months ended June 30, 2015 and 2014, respectively, and approximately $325,000 and $216,000 for the six months ended June 30, 2015 and 2014, respectively.

The following table reflects approximate amounts due as of June 30, 2015, in connection with the LegacyTX Credit Facility based on its maturity date:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Line-of-credit	$10,000,000	$-	$-	$-	$10,000,000
Total	$10,000,000	$-	$-	$-	$10,000,000

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

The Partnership utilized the Brockhoeft Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allowed the Partnership to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Partnership used the Brockhoeft Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments. The Brockhoeft Credit Facility was paid in full effective March 2014. Interest expense associated with the Brockhoeft Credit Facility was approximately $207,000 for the six months ended June 30, 2014. There was no interest expense associated with the Brockhoeft Credit Facility for the three months ended June 30, 2014.

F. Partners’ Capital

As of June 30, 2015, we had issued an aggregate of 19,783,280 units of limited partnership interest in the Primary Offering, DRIP and Secondary DRIP, consisting of 16,499,994 units issued to our limited partners pursuant to the Primary Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to our limited partners pursuant to our DRIP in exchange for gross proceeds of approximately $14.3 million, and 3,171,766 units of limited partnership interest issued to our limited partners pursuant to our Secondary DRIP in exchange for gross proceeds of approximately $63.5 million, less 604,740 units of limited partnership interest that we had repurchased pursuant to our unit redemption programs for approximately $12.1 million.

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

For the six months ended June 30, 2015, we have made the following distributions to our limited partners:

Period Ended	Date Paid	Distribution Amount
December 31, 2014	January 23, 2015	$3,232,287
January 31, 2015	February 24, 2015	3,238,892
February 28, 2015	March 24, 2015	2,930,913
March 31, 2015	April 24, 2015	3,252,205
April 30, 2015	May 22, 2015	3,153,083
May 31, 2015	June 24, 2015	3,266,794
		$19,074,174

For the six months ended June 30, 2015, we paid distributions to our limited partners of $19,074,174 ($14,291,012 in cash and $4,783,162 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $24,918,699. For the six months ended June 30, 2014, we paid distributions to our limited partners of $18,648,483 ($13,826,609 in cash and $4,821,874 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $20,422,822. For the period from our inception through June 30, 2015, we paid distributions to our limited partners of approximately $254.3 million (approximately $176.5 million in cash and approximately $77.8 million in limited partnership units pursuant to our DRIP and Secondary DRIP), as compared to cumulative cash flows from operations of approximately $314.7 million and cumulative net income of approximately $303.3 million.

The distributions to our limited partners paid during the six months ended June 30, 2015 and 2014, along with the amount of distributions reinvested pursuant to our Secondary DRIP and the sources of our distributions were as follows:

	Six Months Ended June 30,
	2015		2014
Distributions paid in cash	$14,291,012		$13,826,609
Distributions reinvested	4,783,162		4,821,874
Total distributions	$19,074,174		$18,648,483
Source of distributions:
Cash flows from operations	$19,074,174	100%	$18,648,483	100%
Total sources	$19,074,174	100%	$18,648,483	100%

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

As a result of the requirement to determine an estimated value of our units, the method for determining the purchase price for current and future redeemed units was revised as of October 15, 2010. Except as described below for redemptions upon the death of a limited partner and for redemptions because of involuntary exigent circumstances after May 16, 2013, the purchase price for the redeemed units, for the period beginning after a limited partner has held the units for a period of one year, was: (1) 92% of the Estimated Unit Value (as defined below) for any units held less than two years; (2) 94% of the Estimated Unit Value for any units held for at least two years but less than three years; (3) 96% of the Estimated Unit Value for any units held at least three years but less than four years; (4) 98% of the Estimated Unit Value for any units held at least four years but less than five years; and (5) 100% of the Estimated Unit Value for any units held at least five years. The price the Partnership paid for redeemed units was offset by any net proceeds from capital transactions previously distributed to the redeeming limited partner in respect of such units as a return of his or her capital contributions.  In addition, the purchase price for units redeemed upon the death of a limited partner was 100% of the Estimated Unit Value, with the aggregate annual number of units redeemed upon death of a limited partner not to exceed 1% of units outstanding in the preceding 12-month period. The price the Partnership paid for units redeemed upon the death of a limited partner was offset by any net proceeds from capital transactions previously distributed to the deceased limited partner, or his or her estate, in respect of such units as a return of capital contributions. For purposes of establishing the redemption price per unit, “Estimated Unit Value” means the most recently disclosed reasonable estimated value of the Partnership’s units of limited partnership interest as determined by our general partner. Effective as of March 6, 2015, our general partner determined the most recent Estimated Unit Value to be $20.00 per unit, which will be used as the Estimated Unit Value until such time as our general partner provides a new estimated value of the Partnership’s units of limited partnership interest.

Effective May 16, 2013, the Partnership announced the following changes to the unit redemption program:

•	To the extent that the Partnership’s general partner determines that there are sufficient funds to redeem units, the Partnership will only redeem units upon the death, or other involuntary exigent circumstances, of a limited partner, subject to certain restrictions and limitations, and

•	A limited partner or his or her estate, heir or beneficiary must present all of the limited partner’s its units then-owned for redemption – no partial redemptions of a limited partner’s holdings will be permitted.

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

The Partnership complies with GAAP, which requires, among other things, that financial instruments that represent a mandatory obligation of the Partnership to repurchase limited partnership units be classified as liabilities and reported at settlement value. We believe that limited partnership units tendered for redemption by the unit holder under the Partnership’s unit redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our general partner, and that limited partnership units tendered for redemption by the unit holder under the Net Capital Proceeds Distribution Program do not represent a mandatory obligation until our general partner determines, in its sole discretion, to reinvest net capital proceeds received by the Partnership in additional loans. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of June 30, 2015, we did not have any approved redemption requests included in our liabilities.

The following table summarizes the redemption activity under the unit redemption program for the six months ended June 30, 2015 and the year ended December 31, 2014. The amounts presented are in total units:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Balance, beginning of period	209,000	203,000
Redemption requests received	7,000	93,000
Redemption requests cancelled	(10,000)	(24,000)
Units redeemed	-	(63,000)
Balance, end of period	206,000	209,000

The following table summarizes the redemption activity under the Net Capital Proceeds Distribution Program for the six months ended June 30, 2015 and the year ended December 31, 2014. The amounts presented are in total units:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Balance, beginning of period	846,000	682,000
Redemption requests received	91,000	256,000
Redemption requests cancelled	(28,000)	(83,000)
Units redeemed	(2,000)	(9,000)
Balance, end of period	907,000	846,000

I. Commitments and Contingencies

From time to time, the Partnership enters into guarantees of debtors’ or affiliates’ borrowings and provides credit enhancements for the benefit of senior lenders in connection with the Partnership’s debtors and affiliates and investments in partnerships (collectively referred to as “guarantees”), and accounts for such guarantees in accordance with GAAP. Guarantees generally have fixed expiration dates or other termination clauses and may require payment of a fee by the debtor or affiliate. A guarantee involves, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The Partnership’s exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the guarantee. In connection with related party guarantees, as required by the Partnership Agreement and the North American Securities Administrators Association Mortgage Program Guidelines (the “NASAA Mortgage Program Guidelines”), the Partnership obtained opinions from Jackson Claborn, Inc., an independent advisor, (“Jackson Claborn”) stating that these guarantees are fair and at least as reasonable to the Partnership as guarantees to an unaffiliated borrower in similar circumstances.

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

In August 2009, the Partnership entered into a guaranty (the “UMT HF TCB Guaranty”) with Texas Capital Bank, National Association (“Texas Capital”), by which the Partnership guaranteed the repayment of up to $5.0 million owed to Texas Capital under a promissory note between UMT Home Finance, L.P., a Delaware limited partnership (“UMT Home Finance”), and Texas Capital. UMT Home Finance is a wholly-owned subsidiary of UMT. An affiliate of the Partnership’s general partner serves as the advisor to UMT. The Texas Capital note with UMT Home Finance, as amended, matures on September 5, 2015. In connection with the UMT HF TCB Guaranty, the Partnership entered into a letter agreement with UMT Home Finance which provided for UMT Home Finance to pay the Partnership annually, in advance, an amount equal to 1% of the Partnership’s maximum exposure under the UMT HF TCB Guaranty (i.e., $50,000 per annum) through August 2012. Effective August 28, 2012, the letter agreement was modified and UMT Home Finance agreed to pay the Partnership a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the Texas Capital loan. These fees are included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

In April 2010, the Partnership entered into a guaranty (the “UDF IV HF Guaranty”) for the benefit of Community Trust Bank of Texas (“CTB”), pursuant to which the Partnership guaranteed the repayment of up to $6.0 million (subsequently increased to $30.0 million) owed to CTB with respect to a revolving line-of-credit loan between UDF IV Home Finance, L.P., a Delaware limited partnership (“UDF IV Home Finance”), and CTB. UDF IV Home Finance is a wholly-owned subsidiary of UDF IV. The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Home Finance, as amended, matured on July 30, 2015, and approximately $20.6 million remains outstanding as of June 30, 2015. In connection with the UDF IV HF Guaranty, the Partnership entered into a letter agreement with UDF IV Home Finance which provided for UDF IV Home Finance to pay the Partnership an annual credit enhancement fee equal to 1% of the maximum loan amount through July 2013. Effective July 31, 2013, the letter agreement was modified and UDF IV Home Finance agreed to pay the Partnership a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the CTB loan. These fees are included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

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

In August 2010, the Partnership entered into a guaranty (the “UDF IV Acquisitions Guaranty”) for the benefit of CTB, pursuant to which the Partnership guaranteed the repayment of $8.0 million (subsequently increased to $25.0 million) owed to CTB with respect to a revolving line-of-credit loan between UDF IV Acquisitions, L.P., a Delaware limited partnership (“UDF IV Acquisitions”), and CTB. UDF IV Acquisitions is a wholly-owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Acquisitions, as amended, matured on July 30, 2015 and approximately $20.2 million remains outstanding as of June 30, 2015. The Partnership entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the revolving line-of-credit at the end of the month. This fee is included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

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

In October 2011, the Partnership entered into a guaranty (the “UMT HF II Green Bank Guaranty”) for the benefit of Green Bank, N.A. (“Green Bank”), pursuant to which the Partnership guaranteed the repayment of up to $5.0 million owed to Green Bank with respect to a loan between UMT Home Finance II, L.P., a Delaware limited partnership (“UMT HF II”), and Green Bank. UMT HF II is a wholly-owned subsidiary of UMT.  An affiliate of the Partnership’s general partner serves as the advisor to UMT. The Green Bank loan to UMT HF II matured on January 26, 2015. In connection with the UMT HF II Green Bank Guaranty, the Partnership entered into a letter agreement with UMT HF II which provides for UMT HF II to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. The Green Bank loan was repaid in full by UMT HF II in May 2015 and the UMT HF II Green Bank Guaranty was extinguished. This fee is included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

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

In November 2014, the Partnership entered into a guaranty (the “UDF, LP Guaranty”) for the benefit of City Bank, pursuant to which the Partnership guaranteed the repayment of up to $225,500 owed to City Bank, with respect to a loan between UDF I and City Bank. The loan is secured by a deed of trust on 8.2 acres of land owned by UDF Ash Creek, L.P., a wholly-owned subsidiary of UDF I. The Partnership’s general partner serves as the asset manager for UDF I. The City Bank loan to UDF I matures on November 3, 2015. In connection with the guaranty, the Partnership entered into a letter agreement with UDF I, which provides for UDF I to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. This fee is included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

As of June 30, 2015, we had 8 outstanding guarantees benefitting related parties with total credit risk to us of approximately $96.8 million, of which approximately $74.6 million had been borrowed against by the debtor.

As of December 31, 2014, we had 9 outstanding guarantees benefitting related parties with total credit risk to us of approximately $101.8 million, of which approximately $76.8 million has been borrowed against by the debtor.

As of June 30, 2015, we had originated 62 loans, totaling approximately $642.1 million, including 41 loans that have been repaid in full by the respective borrowers and 1 loan for which the remaining balance was written-off. We had approximately $29.1 million of commitments to be funded, including approximately $9.6 million of commitments for notes receivable – related parties and $9.9 million for participation interest – related party. For the six months ended June 30, 2015, we did not originate or purchase any loans, sell any loan participations, or acquire any additional participation interests.

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

J. General and Administrative Expenses

General and administrative expenses and general and administrative – related parties expenses of the Partnership are summarized in the following tables:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
General and administrative expenses	2015	2014	2015	2014

Investor relations	$280,000	$125,000	$540,000	$237,000
Professional fees	96,000	91,000	207,000	144,000
Other	156,000	105,000	201,000	173,000
Total general and administrative expenses	$532,000	$321,000	$948,000	$554,000

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
General and administrative – related parties expenses	2015	2014	2015	2014

Mortgage Servicing Fee	$276,000	$258,000	$548,000	$513,000
Amortization of debt financing fees	13,000	27,000	35,000	27,000
Operating Expense Reimbursement (1)	142,000	141,000	285,000	283,000
Total general and administrative – related parties expenses	$431,000	$426,000	$868,000	$823,000

(1)	As defined in Note K.

K. Related Party Transactions

As of June 30, 2015, we had approximately $16.4 million of notes receivable – related parties, net, consisting of 2 related party loans, and one participation interest – related party totaling approximately $72.1 million, net. Notes receivables – related parties and participation interest – related party represented approximately 23% of our total assets as of June 30, 2015. As of June 30, 2015, we had approximately $2.6 million of accrued interest receivable – related parties, and we had paid our general partner approximately $11 million since inception for acquisition and origination fee expenses associated with the notes receivable, notes receivable – related parties and participation interest – related party. For the six months ended June 30, 2015, we recognized approximately $4.5 million and $389,000 for interest income – related parties and mortgage and transaction service revenues – related parties, respectively. We also recognized approximately $868,000 of general and administrative – related parties expenses for the six months ended June 30, 2015. As of June 30, 2015, we had 8 outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $96.8 million, of which approximately $74.6 million had been borrowed against by the debtor.

As of December 31, 2014, we had approximately $16.4 million of notes receivable – related parties, consisting of 2 related party loans, and one participation interest – related party totaling approximately $74.7 million. Notes receivables – related parties and participation interest – related party represented approximately 24% of our total assets as of December 31, 2014. As of December 31, 2014, we had approximately $350,000 of accrued interest receivable – related parties, and we had paid our general partner approximately $10.9 million since inception for acquisition and origination fee expenses associated with the notes receivable, notes receivable – related parties and participation interest – related party. For the six months ended June 30, 2014, we recognized approximately $5 million and $211,000 for interest income – related parties and mortgage and transaction service revenues – related parties, respectively. We also recognized approximately $823,000 of general and administrative – related parties expenses for the six months ended June 30, 2014. As of December 31, 2014, we had 9 outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $101.8 million, of which approximately $76.8 million had been borrowed against by the debtor.

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

The table below summarizes the payment of related party fees and reimbursements associated with the origination and management of assets for the six months ended June 30, 2015 and 2014. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Six Months Ended
		June 30,
Payee	Purpose	2015		2014
Land Development
	Placement Fees	$49,000	3%	$120,000	9%
	Promotional interest	1,276,000	73%	398,000	28%
	Carried interest	154,000	9%	152,000	11%
	Mortgage Servicing Fee	262,000	15%	425,000	30%
General Services
	Operating Expense Reimbursement	-	-	310,000	22%
Total Payments		$1,741,000	100%	$1,405,000	100%

The table below summarizes general and administrative – related parties expenses for the three months ended June 30, 2015 and 2014. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Three Months Ended
	June 30,
General and administrative – related parties expenses	2015		2014

Mortgage Servicing Fee	$276,000	64%	$258,000	61%
Amortization of debt financing fees	13,000	3%	27,000	6%
Operating Expense Reimbursement	142,000	33%	141,000	33%
Total general and administrative – related parties expenses	$431,000	100%	$426,000	100%

The table below summarizes general and administrative – related parties expenses for the six months ended June 30, 2015 and 2014. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Six Months Ended
	June 30,
General and administrative – related parties expenses	2015		2014

Mortgage Servicing Fee	$548,000	63%	$513,000	62%
Amortization of debt financing fees	35,000	4%	27,000	3%
Operating Expense Reimbursement	285,000	33%	283,000	35%
Total general and administrative – related parties expenses	$868,000	100%	$823,000	100%

Notes Receivable – Related Parties

In connection with notes receivable – related parties, participation interest – related party, and loan participations sold to related parties, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn stating that the transactions are fair and at least as reasonable to the Partnership as a transaction with an unaffiliated party in similar circumstances.

UDF PM Note

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I (“UDF PM”), in the principal amount of approximately $6.4 million (the “UDF PM Note”). Our general partner serves as the asset manager for UDF I. The UDF PM Note, which bore an interest rate of 15% per annum, was initially collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas. On October 23, 2014, the UDF PM Note was paid in full and terminated. In connection with the UDF PM Note, UDF PM paid us commitment fees equal to 3% of each advance on the note, or $187,500. We did not recognize any commitment fee income in connection with the UDF PM Note for the three and six months ended June 30, 2015 and 2014.

UDF X Note

In November 2007, we originated a secured promissory note to United Development Funding X, L.P., a Delaware limited partnership and wholly-owned subsidiary of our general partner (“UDF X”), in the principal amount of approximately $70 million (the “UDF X Note”). The UDF X note, which bears interest at a rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and a security agreement. The payment and performance of UDF X’s obligations to the Partnership are guaranteed by Land Development pursuant to a continuing unconditional guaranty. In August 2008, we amended the UDF X Note to reduce the commitment amount to $25 million. In November 2012, we amended the UDF X Note to increase the commitment amount to $26 million. The original maturity date of the UDF X Note was November 11, 2012. The UDF X Note has been extended four times, resulting in a current maturity date of November 11, 2016. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In connection with the UDF X Note, UDF X agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $751,000. We did not recognize any commitment fee income in connection with the UDF X Note for the three and six months ended June 30, 2015 and 2014.

UDF NP Loan

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company which was a wholly-owned subsidiary of UDF I at the time of the note’s origination (“Northpointe LLC”), in the principal amount of approximately $6.0 million (the “UDF NP Loan”). Our general partner serves as the asset manager for UDF I. In December 2008, Northpointe LLC was purchased by an unrelated third party, which assumed the UDF NP Loan. In May 2009, Northpointe LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by special warranty deed to UDF Northpointe II, L.P. (“Northpointe II”), a subsidiary of UDF I. Concurrent with this assignment, Northpointe LLC entered into a contract for deed with Northpointe II whereby Northpointe LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to Northpointe LLC. The secured promissory note, which bears interest at a rate of 12% per annum, was initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas. In June 2011, we amended the UDF NP Loan to increase the commitment amount to $15 million. The original maturity date of the UDF NP Loan was December 28, 2010. The UDF NP Note has been extended four times, resulting in a current maturity date of December 28, 2015. As of June 30, 2015, the UDF NP Loan is secured by a first lien deed of trust on 2 finished lots in Collin County, Texas and a pledge of the equity interests in a non-related entity that owns 259 acres of residential land in Collin County, Texas. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

UDF LOF Note

In August 2008, we originated a secured revolving line-of-credit to UDF LOF in the principal amount of up to $25 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”). The general partner of UDF LOF is a wholly-owned subsidiary of our general partner, and our general partner serves as the asset manager for UDF LOF. The UDF LOF Note, which bore interest at a base rate equal to 15% per annum, was secured by a security interest in all of UDF LOF’s existing and future acquired assets. In August 2011, we amended the UDF LOF Note to reduce the commitment amount to $10 million. The original maturity date of the UDF LOF Note was August 20, 2011. The UDF LOF Note was extended two times, resulting in a final maturity date of August 20, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In January 2010, the balance of the UDF LOF Note was paid in full, although UDF LOF still had the ability to draw on the UDF LOF Note until it matured. The UDF LOF Note matured in August 2014, was paid in full and was not renewed. In connection with this note, UDF LOF agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $587,000. We did not recognize any commitment fee income or interest income – related parties related to the UDF LOF Note for the three and six months ended June 30, 2015 and 2014.

BTC Note

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2.0 million (the “BTC Note”). Our general partner had a minority partner interest in Buffington Classic. The secured note, which bore interest at 14% per annum, was secured by a first lien on finished lot inventory that was owned and controlled by Buffington Classic and was guaranteed by Buffington Land, Ltd., a Texas limited partnership. Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), merged into Buffington Texas Classic Homes, LLC (“BTC LLC”), which is ultimately owned and controlled by BHG. Our general partner has a minority limited partnership interest in BHG. As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, BTC LLC succeeded to all the rights, responsibilities and obligations of Buffington Classic under the BTC Note. The original maturity date of the BTC Note was August 21, 2010. The BTC Note was extended four times, resulting in a final maturity date of August 21, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The BTC Note terminated on August 21, 2014, at which time it was paid in full and was not renewed.

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

Summary Information

The chart below summarizes the approximate outstanding balance of each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	June 30, 2015	December 31, 2014
UDF X Note	$16,351,000	$16,342,000
UDF NP Loan	61,000	61,000
Total	$16,412,000	$16,403,000

The chart below summarizes the approximate accrued interest included in accrued interest receivable – related parties associated with each of our loans included in notes receivable – related parties as of the date indicated:

Loan Name	June 30, 2015	December 31, 2014
UDF X Note	$1,527,000	$311,000
UDF NP Loan	3,000	-
Total	$1,530,000	$311,000

The following table summarizes the approximate income included in interest income – related parties associated with each of our loans included in notes receivable – related parties for the period indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Loan Name	2015	2014	2015	2014
UDF PM Note	$-	$10,000	$-	$20,000
UDF X Note	611,000	654,000	1,216,000	1,325,000
UDF NP Loan	2,000	180,000	4,000	434,000
UDF LOF Note	-	-	-	-
BTC Note	-	-	-	-
Ash Creek Note	-	3,000	-	5,000
Total	$613,000	$847,000	$1,220,000	$1,784,000

Participation Interest – Related Party

In September 2008, we entered into an Economic Interest Participation Agreement with UMT pursuant to which we purchased (i) an economic interest in the UMT Loan and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”). Our general partner serves as the asset manager for UDF I. An affiliate of our general partner serves as the advisor to UMT. As of December 31, 2010, the UMT Loan was a $60.0 million revolving line-of-credit facility evidenced by a Third Amended and Restated Secured Line of Credit Promissory Note dated as of August 17, 2009, which initially bore interest at 14% per annum and had an initial maturity date of December 31, 2009.  On December 31, 2010, the UMT Loan was modified to increase the commitment amount to $75.0 million. In December 2012, the UMT Loan was modified to increase the commitment amount to $82 million. In October 2013, the UMT Loan was modified to reduce the interest rate from 14% to 9.25% per annum. In December 2014, the UMT Loan was modified to add a tangible net worth covenant of $15 million in replacement of borrowing base covenants, and to update certain reporting and other loan requirements. Following the Third Amended and Restated Secured Promissory Note’s initial maturity date of December 31, 2009, the UMT Loan has been extended six times, resulting in a current maturity date of December 31, 2015. The participation had an initial maturity date of December 31, 2009 and, as amended, has a current maturity date of December 31, 2015. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral, and other relevant factors.

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

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and we will participate in the control and management of the UMT Loan. The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  UDF I may use the UMT Loan proceeds to acquire or leverage assets, to fund operations and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code of 1986, as amended. The UMT Loan requires UDF I to comply with a tangible net worth covenant of no less than $15 million. On April 1, 2015, we entered into a loan participation agreement with UDF I, by which we exercised our Option to convert our economic interest into a full participation interest (the “UDF I Participation Agreement”). The UDF I Participation Agreement has a maturity date of December 31, 2015. The participation interest is subordinate to a senior secured loan from a regional bank to UDF I in the amount of $10,000,000, and all project-specific financing provided to UDF I or any of its subsidiaries. For the three months ended June 30, 2015 and 2014, we recognized approximately $1.7 million and $1.6 million, respectively, of interest income – related parties related to the UDF I Participation Agreement. For the six months ended June 30, 2015 and 2014, we recognized approximately $3.3 million and $3.2 million, respectively, of interest income – related parties related to the UDF I Participation Agreement. Approximately $1 million and $38,000 is included in accrued interest receivable – related parties associated with the UDF I Participation Agreement as of June 30, 2015 and December 31, 2014.

As of June 30, 2015 and December 31, 2014, approximately $72.1 million and $74.7 million related to the UDF I Participation Agreement is included in participation interest – related party, respectively.

Loan Participations Sold to Related Parties

From inception through June 30, 2015, we have entered into 10 loan participation agreements with related parties whereby a related party has purchased a participation interest in a mortgage investment that we have originated. As of June 30, 2015, 4 of these agreements remain outstanding.

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

We were required to purchase back from UDF IV the participation interest in the BTC Note (1) upon a foreclosure of our assets by our lenders, (2) upon the maturity of the BTC Note, or (3) at any time upon 30 days’ prior written notice from UDF IV. In such event, the purchase price paid to UDF IV was equal to the outstanding principal amount of the BTC Note on the date of termination, together with all accrued interest due thereon, plus any other amounts due to UDF IV under the BTC Participation Agreement.

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

TR Paper Lot Note

In September 2009, we originated an $8.1 million secured promissory note (the “TR Paper Lot Note”) to CTMGT Travis Ranch, LLC, an unaffiliated Texas limited liability company. The borrower owns paper lots in the Travis Ranch residential subdivision of Kaufman County, Texas. A “paper” lot is a residential lot shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development. As of June 30, 2015, the TR Paper Lot Note is secured by a pledge of the equity interests in the borrower instead of a real property lien, effectively subordinating the TR Paper Lot Note to all real property liens. The TR Paper Lot Note is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower. The interest rate under the TR Paper Lot Note is 15%. The borrower has obtained a senior loan secured by a first lien deed of trust on the paper lots. For so long as the senior loan is outstanding, proceeds from the sale of the paper lots will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan. After the senior loan is paid in full, the proceeds from the sale of the paper lots are required to be used to repay the TR Paper Lot Note.

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

The TR Paper Lot Note and the TR Paper Lot Participation were originally due and payable in full on September 24, 2012. The TR Paper Lot Note has subsequently been amended four times pursuant to four separate extension agreements, resulting in a current maturity date of January 28, 2016. The TR Paper Lot Participation has also been extended to January 28, 2016 in connection with these modifications. The TR Paper Lot Note was increased to $11 million pursuant to a Borrower’s Confirmation Certificate effective as of December 31, 2012. The TR Paper Lot Note was further increased to $16 million under a Loan Modification Agreement dated as of June 30, 2015. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

CTMGT Note

In December 2007, we originated a secured promissory note (the “CTMGT Note”) with CTMGT, LLC, an unaffiliated Texas limited liability company and its subsidiaries, who are co-borrowers of the CTMGT Note. The CTMGT Note was originally $25 million, and was subsequently increased to $50 million in July 2008, to $64.5 million in November 2011, to $65.7 million in December 2014 and to $113.2 million in July 2015. The CTMGT Note is a co-investment loan secured by multiple investments. These investments are cross-collateralized and are secured by collateral-sharing arrangements in subordinate liens covering finished lots and entitled land, pledges of the ownership interests in the borrowing entities, and guarantees. The collateral-sharing arrangements allocate the proceeds of the co-investment collateral between us and UDF I. Under these collateral-sharing arrangements for the CTMGT Note, we are entitled to receive 75% of collateral proceeds. In the event of a borrower’s bankruptcy, we are entitled to receive 100% of the collateral proceeds after payment of the senior lenders (including UDF IV and UDF V), but ahead of payment to UDF I. The CTMGT collateral is located in multiple counties in the greater Dallas-Fort Worth area and surrounding counties. The interest rate on the CTMGT Note was modified to 15% as of July 2015.

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

The original maturity date of the CTMGT Note was December 21, 2010. The CTMGT Note was subsequently extended six times pursuant to six separate modification agreements, resulting in a current maturity date of July 1, 2016. The CTMGT Participation has also been extended to July 1, 2016 in connection with these extensions. In addition, we increased the amount of the CTMGT Note from its original amount of $25 million to $50 million in July 2008 and to $64.5 million in November 2011, pursuant to two separate modification agreements, to $65.7 million in December 2014 pursuant to a Borrower’s Certificate and to $112.9 million in July 2015. Effective May 1, 2015, we entered into the Joinder Agreement to First Amended and Restated Secured Promissory Note with CTMGT, LLC and Mehrdad Moayedi, an individual, that all parties assume all obligations of the borrower. Effective July 1, 2015, we entered into a Fifth Loan Modification Agreement with CTMGT, LLC, pursuant to which the maturity date of the CTMGT Note was further extended to July 1, 2016, the amount of the CTMGT Note was modified to $113.2 million and the collateral-sharing arrangements with UDF I were modified to permit us, at our option, to defer some or all of our 75% payment preference from time to time to permit the borrower to pay UDF I. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

Northpointe LLC Note

In December 2008, we originated a $4.2 million secured promissory note (the “Northpointe LLC Note”) with Northpointe LLC. The Northpointe LLC Note was initially collateralized by a first lien deed of trust on 303 finished lots in Texas and assignments of distributions from Northpointe LLC. As of June 30, 2015, the Northpointe LLC Note is secured by a pledge of the equity interests in a borrower affiliate that owns 394 acres of undeveloped land in Denton County, Texas, effectively subordinating this pledge to all real property liens. The interest rate under the Northpointe LLC Note is 12%.

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

The original maturity date of the Northpointe LLC Note was December 4, 2011. The Northpointe LLC Note was subsequently extended five times pursuant to five separate modification agreements, resulting in a current maturity date of June 4, 2016. The Northpointe LLC Participation has also been extended to June 4, 2016 in connection with these extensions. In determining whether to modify the Northpointe LLC Note, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

UDF NP Note

In December 2007, we originated a $6.0 million UDF NP Loan to Northpointe LLC. In December 2008, Northpointe LLC was purchased by an unrelated third party which assumed the UDF NP Loan. In May 2009, Northpointe LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by special warranty deed to Northpointe II, a subsidiary of UDF I. Concurrent with this assignment, Northpointe LLC entered into a contract for deed with Northpointe II whereby Northpointe LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to Northpointe LLC. The secured promissory note bears interest at a rate of 12% per annum and was initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas. As of June 30, 2015, the UDF NP Loan is secured by a first lien deed of trust on 2 finished lots in Collin County, Texas and a pledge of equity interests in a non-related entity that owns 259 acres of residential land in Collin County, Texas.

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

The original maturity date of the UDF NP Loan was December 28, 2010. The UDF NP Note has been extended four times, resulting in a current maturity date of December 28, 2015. The Northpointe II LP Participation has also been extended to December 28, 2015 in connection with these extensions. In June 2011, we amended the UDF NP Loan to increase the commitment amount to $15 million. In determining whether to modify this promissory note, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The second secured promissory note bears the same interest rate and is secured by the same collateral as the original promissory note.

Summary Information

The table below summarizes the approximate outstanding balance of each of our loans included in notes receivable and notes receivable – related parties as of the date indicated:

Loan Name	June 30, 2015	December 31, 2014
Related
BTC Participation Agreement	$-	$-
Northpointe II LP Participation	61,000	61,000
Total	$61,000	$61,000
Non-Related
TR II Finished Lot Participation	$-	$-
TR Paper Lot Participation	-	-
CTMGT Participation	48,573,000	49,786,000
Northpointe LLC Participation	45,000	44,000
Total	$48,618,000	$49,830,000

The table below summarizes the approximate accrued interest included in accrued interest receivable and accrued interest receivable – related parties associated with each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	June 30, 2015	December 31, 2014
Related
BTC Participation Agreement	$-	$-
Northpointe II LP Participation	3,000	-
Total	$3,000	$-
Non-Related
TR II Finished Lot Participation	$-	$-
TR Paper Lot Participation	-	-
CTMGT Participation	2,268,000	244,000
Northpointe LLC Participation	3,000	400
Total	$2,271,000	$244,400

The following table summarizes the approximate income included in interest income and interest income – related parties associated with each of our loans included in loan participation interest – related parties for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Loan Name	2015	2014	2015	2014
Related
BTC Participation Agreement	$-	$-	$-	$-
Northpointe II LP Participation	2,000	180,000	4,000	434,000
Total	$2,000	$180,000	$4,000	$434,000
Non-Related
TR II Finished Lot Participation	$-	$-	$-	$-
TR Paper Lot Participation	-	-	-	-
CTMGT Participation	1,963,000	1,780,000	3,947,000	3,575,000
Northpointe LLC Participation	2,000	2,000	3,000	3,000
Total	$1,965,000	$1,782,000	$3,950,000	$3,578,000

The table below summarizes the approximate outstanding balance of the participation interest associated with each respective participation agreement as of the date indicated:

Loan Name	June 30, 2015	December 31, 2014
Related
BTC Participation Agreement	$-	$-
Northpointe II LP Participation	10,204,000	10,754,000
Total	$10,204,000	$10,754,000
Non-Related
TR II Finished Lot Participation	$-	$-
TR Paper Lot Participation	15,582,000	15,014,000
CTMGT Participation	17,143,000	15,928,000
Northpointe LLC Participation	1,216,000	1,216,000
Total	$33,941,000	$32,158,000

Credit Enhancement Fees – Related Parties

From time to time, the Partnership enters into guarantees of affiliates’ borrowings and provides credit enhancements for the benefit of senior lenders in connection with the Partnership’s affiliates and investments in partnerships (collectively referred to as “guarantees”). In connection with related party guarantees, as required by the Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained opinions from Jackson Claborn stating that these guarantees are fair and at least as reasonable to the Partnership as guarantees to an unaffiliated borrower in similar circumstances.

The following table represents the approximate amount included in mortgage and transaction service revenues – related parties income for the periods indicated associated with fees paid to the Partnership on related party guarantees, as discussed in Note I:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Guarantee	2015	2014	2015	2014
REO PC Credit Enhancement	$3,000	$3,000	$7,000	$7,000
UMT HF TCB Guaranty	12,000	13,000	24,000	25,000
UDF IV HF Guaranty	55,000	30,000	106,000	55,000
UMT 15th Street Guaranty	1,000	2,000	3,000	3,000
UDF IV Acquisitions Guaranty	53,000	35,000	97,000	71,000
UDF IV Finance II Guaranty	33,000	19,000	68,000	19,000
UMT HF III Guaranty	8,000	2,000	16,000	5,000
UMT HF II Green Bank Guaranty	-	1,000	1,000	4,000
UDF IV Finance VI Guaranty	33,000	9,000	66,000	22,000
UDF, LP Guaranty	1,000	-	1,000	-
Total	$199,000	$114,000	$389,000	$211,000

As of June 30, 2015 and December 31, 2014, approximately $352,000 and $347,000, respectively, is included in accounts receivable – related parties associated with fees paid to the Partnership on related party guarantees.

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

At June 30, 2015, approximately 96% of the outstanding aggregate principal amount of mortgage notes and other loans originated by us as of June 30, 2015 are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 1% are secured by properties located in Arizona. At December 31, 2014, approximately 95% of the outstanding aggregate principal amount of mortgage notes and other loans originated by the Partnership are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 2% are secured by properties located in Arizona. All of the Partnership’s mortgage investments are in the United States.

We may invest in multiple secured loans that share a common borrower. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations. As of June 30, 2015, we have invested 50% of our offering proceeds in 12 loans to our largest group of related borrowers.

Our investments in loans to or from any one borrower will not exceed an amount greater than 20% of the total capital contributions raised in the Offering, and as of June 30, 2015, our largest investment in a loan to or from any one borrower was equal to 16% of the total capital contributions raised in the Offering.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, development costs that may exceed estimates, development delays, increases in interest rates, residential lot take down or purchase rates or our borrowers’ inability to sell residential lots, and the potential need to fund development costs not completed by the initial borrower or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report for the year ended December 31, 2014, which was filed with the SEC, and the discussion of material trends affecting our business elsewhere in this report.

Overview

On May 15, 2006, our Registration Statement covering the Offering of our units of limited partnership interest was declared effective under the Securities Act. The aggregate offering price for the units under the Offering was $350 million. At the time of effectiveness, the Registration Statement covered up to 12,500,000 units of limited partnership interest at a price of $20.00 per unit pursuant to the Primary Offering and up to 5,000,000 units of limited partnership interest to be issued pursuant to our DRIP for $20.00 per unit. On July 3, 2006, we accepted our initial public subscribers as limited partners. We had the right to reallocate the units of limited partnership interest we were offering between the Primary Offering and our DRIP, and we therefore reallocated the units being offered such that 16,500,000 units were offered pursuant to the Primary Offering and 1,000,000 units were offered pursuant to the DRIP. The Primary Offering was terminated on April 23, 2009. We extended the offering of our units of limited partnership interest pursuant to our DRIP until the earlier of the sale of all units of limited partnership interest being offered pursuant to our DRIP or May 15, 2010; provided, however, that our general partner was permitted to terminate the offering of units pursuant to our DRIP at any earlier time.

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

Our loan portfolio, consisting of notes receivable, notes receivable – related parties and participation interest – related party, increased from approximately $371.8 million as of December 31, 2014 to approximately $380.9 million as of June 30, 2015. With the increase in our portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also slightly increased.

In September 2009, we entered into the Brockhoeft Credit Facility. Effective March 2014, we paid off the Brockhoeft Credit Facility in full in connection with the LegacyTX Credit Facility, of which $10 million and $11.25 million was included in line-of-credit as of June 30, 2015 and December 31, 2014, respectively. We utilize the revolving credit facilities as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves. As a result of the credit facilities and our desire to avoid the need for large idle cash reserves, our cash balances were approximately $95,000 and $791,000 as of June 30, 2015 and December 31, 2014, respectively. Our interest expense associated with the revolving credit facilities was approximately $156,000 and $325,000 for the three and six months ended June 30, 2015, respectively, and was approximately $206,000 and $423,000 for the three and six months ended June 30, 2014, respectively.

Net income was approximately $12.2 million and $24.2 million for the three and six months ended June 30, 2015, respectively, and approximately $11.7 million and $23.1 million for the three and six months ended June 30, 2014, respectively. Earnings per limited partnership unit, basic and diluted, were $0.55 and $1.10 for the three and six months ended June 30, 2015, respectively, and approximately $0.54 and $1.08 for the three and six months ended June 30, 2014, respectively. Our earnings per limited partnership unit, basic and diluted, are calculated based on earnings allocated to the limited partners divided by the weighted average limited partnership units outstanding. Such earnings per limited partnership unit, basic and diluted, will fluctuate commensurate with the size and performance of our loan portfolio.

As of June 30, 2015, we had originated 62 loans, totaling approximately $642.1 million, including 41 loans that have been repaid in full by the respective borrowers and 1 loan for which the remaining balance was written-off. Of the 20 loans outstanding as of June 30, 2015, 2 of the loans totaling approximately $16.4 million and 1 loan totaling approximately $72.1 million are included in notes receivable – related parties and participation interest – related party, respectively, on our balance sheet.

Approximately 96% of the outstanding aggregate principal amount of mortgage notes and other loans originated by us as of June 30, 2015 are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 1% are secured by properties located in Arizona. Approximately 59% of the outstanding aggregate principal amount of mortgage notes and other loans originated by us as of June 30, 2015 are secured by properties located in the Dallas, Texas area; approximately 25% are secured by properties located in the Austin, Texas area; approximately 6% are secured by properties located in the Houston, Texas area; approximately 5% are secured by properties located in the Lubbock, Texas area; approximately 1% are secured by properties located in the San Antonio, Texas area; approximately 3% are secured by properties located in the Denver, Colorado area; and approximately 1% are secured by properties located in the Kingman, Arizona area.

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

Each of our outstanding loans may be secured by multiple forms of collateral and, as of June 30, 2015, our loans include the following forms of security:

•	7 loans, representing approximately 14% of the aggregate principal amount of the outstanding loans, include a first lien on the parcels of land under development or to be developed as security for the loan;

•	2 loans, representing approximately 4% of the aggregate principal amount of the outstanding loans, includes a second lien on the parcels of land under development or to be developed as security for the loan;

•	12 loans, representing approximately 32% of the aggregate principal amount of the outstanding loans, include a pledge of some or all of the equity interests in the developer entity or other parent entity that owns the borrower entity as security for the loan;

•	3 loans, representing approximately 56% of the aggregate principal amount of the outstanding loans, are secured by a co-investment (which are secured by multiple properties through second liens, pledges of ownership interests and guarantees, as described below);

•	9 loans, representing approximately 65% of the aggregate principal amount of the outstanding loans, include personal guarantees of the principals of the developer entity as security for the loan;

•	11 loans, representing approximately 89% of the aggregate principal amount of the outstanding loans, include reimbursements of development costs due to the developer under contracts with districts and municipalities as security for the loan;

As of June 30, 2015, we have 20 outstanding loans. Of these, 14 loans, representing approximately 89% of the aggregate principal amount of the outstanding loans, relate to projects that sold finished lots to national or regional homebuilders or projects in which one or more homebuilders hold an option to purchase finished lots and have made a forfeitable earnest money deposit; 14 loans, representing approximately 88% of the aggregate principal amount of the outstanding loans, are made to developer entities whose principals hold ownership interests in projects other than the projects funded by us; and 8 loans, representing approximately 82% of the aggregate principal amount of the outstanding loans, are secured by multiple single-family residential communities.

As of June 30, 2015, three entities and their affiliates were included in our notes receivable (including related party transactions) and participation interest – related party that accounted for over 10% of the outstanding balance of our portfolio. These entities include (i) CTMGT LLC, an unaffiliated Texas limited liability company, which comprises approximately 31% of the outstanding balance of our portfolio, and certain of its affiliated entities, which comprise an additional 12% of the outstanding balance; (ii) Buffington Land, Ltd., an unaffiliated Texas limited partnership, which comprises approximately 25% of the outstanding balance of our portfolio, including additional loans to its affiliated entities; and (iii) UDF I, an affiliated Delaware limited partnership, which comprises approximately 18% of the outstanding balance of our portfolio, and additional loans to its affiliated entities, which comprise an additional 4% of the outstanding balance. Our general partner is the asset manager for UDF I.

We believe that the overall housing market continues to recover and strengthen, and that the recovery will vary by market, led by those housing markets with stronger demand fundamentals and more balanced supplies of land and housing inventory relative to demand. We believe that the continued strengthening of the recovery depends on adequate supplies of both finished lots and homes available for purchase, as well as the continued recovery of the consumer. We believe consumers remain cautious due to the uncertainty still present in many economic indicators, such as the high number of marginally and under-employed, low wage growth and slow economic growth.

We believe that the Partnership’s continued revenue growth and improved financial performance will come from a greater presence in its established markets and from its entry into new markets. While the pace of improvement in those markets may be uneven, we expect demand to continue to rise at a moderate rate over an extended period of time, driven by economic improvement, job creation, historically low interest rates, attractive housing affordability levels, slow relaxation of the mortgage underwriting environment, low production of single-family homes and an expected rise in the number of household formations. Nevertheless, the pace of the housing recovery and our future results could be negatively affected by weakening economic conditions, decreases in the level of employment, underemployment and housing demand, decreased home affordability, significant increases in mortgage interest rates or tightening of mortgage lending standards. In some instances, the loans we make will be junior in the right of repayment to senior lenders. As senior lenders re-engage or advance rates available to our borrowers increase, demand for our mortgage loans may decrease, and vice versa.

The average interest rate payable with respect to the 20 loans outstanding as of June 30, 2015 is 13%, and the average term of each loan is approximately 72 months, as amended.

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

There have been no significant changes in our critical accounting policies from those disclosed in our Annual Report for the year ended December 31, 2014.

Recent Accounting Updates

Recent accounting updates are included in Note B to our accompanying consolidated financial statements.

Results of Operations

The three months ended June 30, 2015 as compared to the three months ended June 30, 2014

Revenues

Interest income (including interest income – related parties) for the three months ended June 30, 2015 and 2014 was approximately $13 million and $12.5 million, respectively. Our average outstanding notes receivable (including related party transactions) and participation interest – related party increased from approximately $357.5 million as of June 30, 2014 to approximately $376.4 million as of June 30, 2015. Our revenues, the majority of which are from recognizing interest income associated with our loan portfolio, increased primarily due to an increase in the average outstanding balance of our portfolio.

Mortgage and transaction service revenues (including mortgage and transaction service revenues – related parties) for the three months ended June 30, 2015 and 2014 were approximately $267,000 and $287,000, respectively. The Partnership generates mortgage and transaction service revenues by originating and acquiring notes receivable and other loans. In accordance with GAAP, we defer recognition of income from non-refundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes. The decrease was primarily the result of decreased commitment fee income on notes receivable.

We expect revenues to fluctuate commensurate with the size and performance of our loan portfolio.

Expenses

Interest expense for the three months ended June 30, 2015 and 2014 was approximately $156,000 and $206,000, respectively. Interest expense represents interest associated with our credit facilities discussed in Note E to the accompanying financial statements, which decreased from approximately $12 million as of June 30, 2014 to $10 million as of June 30, 2015. The decrease in interest expense is primarily due to the decrease in interest rates on the credit facilities, which decreased from 10% on the Brockhoeft Credit Facility to 6% on the Legacy TX Credit Facility as of June 30, 2014.

No provision for loan loss expense was recorded for the three months ended June 30, 2015, compared to approximately $138,000 in provision for loan loss expense for the three months ended June 30, 2014, as overall market and asset performance has improved.

General and administrative expense was approximately $531,000 and $321,000 for the three months ended June 30, 2015 and 2014, respectively. The increase in general and administrative expense was primarily the result of an increase in consulting, investor relations, bank charges and postage expense, offset by a decrease in printed materials and amortization expenses.

General and administrative – related parties expense was approximately $431,000 and $426,000 for the three months ended June 30, 2015 and 2014, respectively. The slight increase was the result of increased monthly management fees paid to our general partner.

We expect interest expense, the provision for loan loss, and general and administrative expense to fluctuate commensurate with the size and performance of our loan portfolio.

The table below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the three months ended June 30, 2015 and 2014. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Three Months Ended
		June 30,
Payee	Purpose	2015		2014
Land Development
	Placement Fees	$48,000	4%	$71,000	11%
	Promotional interest	871,000	76%	37,000	5%
	Carried interest	51,000	5%	141,000	21%
	Mortgage Servicing Fee	175,000	15%	255,000	38%
General Services
	Operating Expense Reimbursement	-	-	167,000	25%
Total Payments		$1,145,000	100%	$671,000	100%

The table below summarizes general and administrative – related parties expenses for the three months ended June 30, 2015 and 2014. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Three Months Ended
	June 30,
General and administrative – related parties expenses	2015		2014

Mortgage Servicing Fee	$276,000	64%	$258,000	61%
Amortization of debt financing fees	13,000	3%	27,000	6%
Operating Expense Reimbursement	142,000	33%	141,000	33%
Total general and administrative – related parties expenses	$431,000	100%	$426,000	100%

The six months ended June 30, 2015 as compared to the six months ended June 30, 2014

Revenues

Interest income (including interest income – related parties) for each of the six months ended June 30, 2015 and 2014 was approximately $25.8 million and $24.7 million, respectively. Our average outstanding notes receivable (including related party transactions) and participation interest – related party portfolios increased from approximately $357.5 million as of June 30, 2014 to approximately $376.4 million as of June 30, 2015. Our revenues, the majority of which are from recognizing interest income associated with our loan portfolio, increased primarily due to an increase in the average outstanding balance of our portfolio.

Mortgage and transaction service revenues (including mortgage and transaction service revenues – related parties) for each of the six months ended June 30, 2015 and 2014 were approximately $524,000 and $467,000, respectively. The Partnership generates mortgage and transaction service revenues by originating and acquiring notes receivable and other loans. In accordance with FASB ASC 310-20, we defer recognition of income from non-refundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes. The increase was primarily the result of increased commitment fee income on notes receivable.

We expect revenues to fluctuate commensurate with the size and performance of our loan portfolio.

Expenses

Interest expense for the six months ended June 30, 2015 and 2014 was approximately $325,000 and $423,000, respectively. Interest expense represents interest associated with our credit facilities discussed in Note E to the accompanying financial statements, which decreased from approximately $12 million as of June 30, 2014 to $10 million as of June 30, 2015. The decrease in interest expense is primarily due to the decrease in interest rates on the credit facilities, which decreased from 10% on the Brockhoeft Credit Facility to 6% on the Legacy TX Credit Facility as of June 30, 2014.

No provision for loan loss expense was recorded for the six months ended June 30, 2015, compared to approximately $273,000 for the six months ended June 30, 2014 as overall market and asset performance has improved.

General and administrative expense was approximately $948,000 and $554,000 for the six months ended June 30, 2015 and 2014, respectively. The increase in general and administrative expense was primarily the result of an increase in legal, consulting, investor relations, bank charges and postage expense offset by an decrease in printed material and amortization expenses.

General and administrative – related parties expense was approximately $868,000 and $823,000 for the six months ended June 30, 2015 and 2014, respectively. The increase in general and administrative – related parties expense was primarily the result of increased monthly management fees paid to our general partner.

We expect interest expense, loan loss reserve expense, and general and administrative expense to fluctuate commensurate with the size and performance of our loan portfolio.

The table below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the six months ended June 30, 2015 and 2014. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Six Months Ended
		June 30,
Payee	Purpose	2015		2014
Land Development
	Placement Fees	$49,000	3%	$120,000	9%
	Promotional interest	1,276,000	73%	398,000	28%
	Carried interest	154,000	9%	152,000	11%
	Mortgage Servicing Fee	262,000	15%	425,000	30%
General Services
	Operating Expense Reimbursement	-	-	310,000	22%
Total Payments		$1,741,000	100%	$1,405,000	100%

The table below summarizes general and administrative – related parties expenses for the six months ended June 30, 2015 and 2014. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Six Months Ended
	June 30,
General and administrative – related parties expenses	2015		2014

Mortgage Servicing Fee	$548,000	64%	$513,000	62%
Amortization of debt financing fees	35,000	3%	27,000	3%
Operating Expense Reimbursement	285,000	33%	283,000	35%
Total general and administrative – related parties expenses	$868,000	100%	$823,000	100%

Cash Flow Analysis

Cash flows provided by operating activities for the six months ended June 30, 2015 were approximately $24.9 million and were comprised primarily of net income adjusted for accrued interest receivable and accrued liabilities – related parties, offset by accrued interest receivable – related parties and accrued liabilities. Cash flows provided by operating activities for the six months ended June 30, 2014 were approximately $20.4 million and were comprised primarily of net income adjusted for the provision for loan losses and accrued liabilities – related parties, offset by accrued interest receivable – related parties, accounts receivable – related parties and other assets.

Cash flows used in investing activities for the six months ended June 30, 2015 and 2014 were approximately $8.6 million and approximately $8.2 million, respectively, resulting primarily from investments in notes receivable, offset by receipts from notes receivable (including related parties), and receipts from participation interests – related party.

Cash flows used in financing activities for the six months ended June 30, 2015 and 2014 were approximately $17 million and $14 million, respectively, and were primarily the result of distributions and redemptions to partners.

Our cash and cash equivalents were approximately $95,000 and $157,000 as of June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Our liquidity requirements will be affected by (1) outstanding loan funding obligations, (2) our administrative expenses, (3) distributions and redemptions to unit holders (including redemptions under the Net Capital Proceeds Distribution Program), (4) debt service on our indebtedness, and (5) acquisitions of senior indebtedness required to preserve our collateral position. We expect that our liquidity will be provided by (1) loan interest, transaction fees and credit enhancement fee payments, (2) loan principal payments, (3) sale of finished single-family residential lots, and (4) credit lines available to us.

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

Off-Balance Sheet Arrangements

From time to time, we enter into guarantees of debtors’ or affiliates’ borrowings and provide credit enhancements for the benefit of senior lenders in connection with our debtors and affiliates and investments in partnerships (collectively referred to as “guarantees”), and account for such guarantees in accordance with GAAP. Guarantees generally have fixed expiration dates or other termination clauses and may require payment of a fee by the debtor or affiliate. A guarantee involves, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the guarantee. In connection with related party guarantees, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, we obtained an opinion from Jackson Claborn stating that these guarantees are fair and at least as reasonable to us as a guarantee to an unaffiliated borrower in similar circumstances.

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

In April 2010, we entered into the UDF IV HF Guaranty for the benefit of CTB, pursuant to which we guaranteed the repayment of up to $6.0 million (subsequently increased to $30.0 million) owed to CTB with respect to a revolving line-of-credit loan between UDF IV Home Finance and CTB. UDF IV Home Finance is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Home Finance, as amended, matured on July 30, 2015 and approximately $20.6 million remains outstanding as of June 30, 2015. In connection with the UDF IV HF Guaranty, we entered into a letter agreement with UDF IV Home Finance which provided for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount through July 2013. Effective July 31, 2013, the agreement was modified and UDF IV Home Finance agreed to pay us a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the CTB loan.

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

In August 2010, we entered into the UDF IV Acquisitions Guaranty for the benefit of CTB, pursuant to which we guaranteed the repayment of up to $8.0 million (subsequently increased to $25.0 million) owed to CTB with respect to a revolving line-of-credit loan between UDF IV Acquisitions and CTB. UDF IV Acquisitions is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of our general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Acquisitions, as amended, matured on July 30, 2015 and approximately $20.2 million remains outstanding as of June 30, 2015. In connection with the UDF IV Acquisitions Guaranty, we entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the revolving line-of-credit at the end of the month.

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

In October 2011, we entered into the UMT HF II Green Bank Guaranty for the benefit of Green Bank, pursuant to which we guaranteed the repayment of up to $5.0 million owed to Green Bank with respect to a loan between UMT HF II and Green Bank. UMT HF II is a wholly-owned subsidiary of UMT.  An affiliate of our general partner serves as the advisor to UMT. The Green Bank loan to UMT HF II matured on January 26, 2015. In connection with the UMT HF II Green Bank Guaranty, we entered into a letter agreement with UMT HF II which provides for UMT HF II to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. The Green Bank loan was repaid in full by UMT HF II in May 2015 and the UMT HF II Green Bank Guaranty was extinguished.

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

In November 2014, we entered into the UDF, LP Guaranty for the benefit of City Bank, pursuant to which we guaranteed the repayment of up to $225,500 owed to City Bank, with respect to a loan between UDF I and City Bank. The loan is secured by a deed of trust on 8.2 acres of land owned by UDF Ash Creek, L.P., a wholly-owned subsidiary of UDF I. The Partnership’s general partner serves as the asset manager for UDF I. The City Bank loan to UDF I matures on November 3, 2015. In connection with the guaranty, we entered into a letter agreement with UDF I, which provides for UDF I to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month.

The following table represents the approximate amount included in mortgage and transaction service revenues – related parties income for the periods indicated associated with fees paid to the Partnership on related party guarantees:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Guarantee	2015	2014	2015	2014
REO PC Credit Enhancement	$3,000	$3,000	$7,000	$7,000
UMT HF TCB Guaranty	12,000	13,000	24,000	25,000
UDF IV HF Guaranty	55,000	30,000	106,000	55,000
UMT 15th Street Guaranty	1,000	2,000	3,000	3,000
UDF IV Acquisitions Guaranty	53,000	35,000	97,000	71,000
UDF IV Finance II Guaranty	33,000	19,000	68,000	19,000
UMT HF III Guaranty	8,000	2,000	16,000	5,000
UMT HF II Green Bank Guaranty	-	1,000	1,000	4,000
UDF IV Finance VI Guaranty	33,000	9,000	66,000	22,000
UDF, LP Guaranty	1,000	-	1,000	-
Total	$199,000	$114,000	$389,000	$211,000

(1)	As defined in Note I to the accompanying financial statements.

As of June 30, 2015 and December 31, 2014, approximately $352,000 and $347,000, respectively, is included in accounts receivable – related parties associated with fees paid to the Partnership on related party guarantees.

As of June 30, 2015, we had 8 outstanding guarantees benefitting related parties with total credit risk to us of approximately $96.8 million, of which approximately $74.6 million has been borrowed against by the debtor.

As of December 31, 2014, we had 9 outstanding guarantees benefitting related parties with total credit risk to us of approximately $101.8 million, of which approximately $76.8 million has been borrowed against by the debtor.

To date, we have not incurred losses from the guarantees we entered into, and the debt that is guaranteed is also collateralized by real estate. The value of such real estate may or may not be sufficient to settle such obligations if liquidated.

Contractual Obligations

As of June 30, 2015, we had originated 62 loans, totaling approximately $642.1 million, including 41 loans that have been repaid in full by the respective borrowers and 1 loan for which the remaining balance was written-off. We had approximately $29.1 million of commitments to be funded, including approximately $9.6 million of commitments for notes receivable – related parties and $9.9 million for participation interest – related party. For the three and six months ended June 30, 2015, we did not originate or purchase any loans, sell any loan participations, or acquire any additional participation interests.

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

In addition, we have entered into the LegacyTX Credit Facility as discussed in Note E to the accompanying financial statements. The following table reflects approximate amounts due associated with the LegacyTX Credit Facility as of June 30, 2015:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Line-of-credit	$10,000,000	$-	$-	$-	$10,000,000
Total	$10,000,000	$-	$-	$-	$10,000,000

The Partnership has no other outstanding debt or contingent payment obligations, other than approximately $96.8 million of certain loan guarantees discussed above in “Off-Balance Sheet Arrangements,” that we may be obligated to make to or for the benefit of third-party lenders.

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

As of June 30, 2015 and December 31, 2014, our notes receivable of approximately $292.4 million and $280.7 million, respectively, notes receivable – related parties of approximately $16.4 million for both periods, and participation interest – related party of approximately $72.1 million and $74.7 million, respectively, were all at fixed interest rates, and thus, such assets are not subject to change in future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of our general partner, including its principal executive officer and principal financial officer, evaluated, as of June 30, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of June 30, 2015, were effective to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to, and none of our assets are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report for the year ended December 31, 2014, as filed with the SEC, except as noted below.

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

As of June 30, 2015, we have not entered into any joint ventures. As of June 30, 2015, we have co-invested in 1 loan originated by an affiliate, UMT, with an outstanding balance of approximately $72.1 million. In addition, as of June 30, 2015, one affiliate, UDF IV, has participated in 7 loans we have originated for approximately $27 million, and another affiliate, UDF LOF, is participating in one loan we have originated for approximately $17.1 million.

Investments in land development loans present additional risks compared to loans secured by operating properties.

We may invest up to 25% of the gross offering proceeds in loans to purchase unimproved land, and as of June 30, 2015, we have invested 2% of the gross offering proceeds in such loans. For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics: (1) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (2) has no development or construction in process on such land; and (3) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

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

We expect that we will be the junior lender with respect to many of our loans. We may invest in (1) second mortgage loans (some of which are also secured by pledges), which investments represent 3% of the gross offering proceeds as of June 30, 2015; (2) co-investment loans (which are secured by pledges and collateral-sharing arrangements permitting us to share in the proceeds of second liens held by affiliates), which investments represent 65% of the gross offering proceeds as of June 30, 2015; (3) mezzanine loans (which are secured by pledges), which investments represent 32% of the gross offering proceeds as of June 30, 2015; and (4) wraparound mortgage loans, which investments represent 0% of the gross offering proceeds as of June 30, 2015. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a second mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Substantially all of our loans will require balloon payments or payments tied to net cash, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments or payments tied to net cash from the sale of land or developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any), and as of June 30, 2015, 100% of our loans have balloon payments or payments tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments or payments tied to net cash are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the land or developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments or payments tied to net cash. Furthermore, a substantial period of time may elapse before a balloon payment or a payment tied to net cash becomes due. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into loans with balloon payments or payments tied to net cash. In addition, our loans typically include an interest reserve in the loan amount. If such reserve is insufficient, the loan-to-value ratio for that loan could increase above generally acceptable levels. In the event of a defaulted loan, the underlying collateral may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less diversity and may increase risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 5% of the total amount raised in the Offering, or (b) $2.5 million to $12.5 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our investments in loans to or from any one borrower will not exceed an amount greater than 20% of the total capital contributions raised in the Offering, and as of June 30, 2015, our largest investment in a loan to or from any one borrower was equal to 16% of the total capital contributions raised in the Offering. Our investments in loans to or from any one borrower are calculated based on the aggregate amount of capital contributions raised in the Offering actually used to make or invest in loans with such borrower.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of June 30, 2015, we have invested 50% of our offering proceeds in 12 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

If we were found to have violated applicable usury laws, we would be subject to penalties and other possible risks.

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as June 30, 2015, the highest interest rate we have charged on an annualized basis does not exceed 18%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our limited partners.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the six months ended June 30, 2015, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act,

Purchases of Equity Securities by the Partnership and Affiliated Purchasers

For the three months ended June 30, 2015, we received valid redemption requests pursuant to our Net Capital Proceeds Distribution Program relating to approximately 59,000 units. We redeemed approximately 2,000 units pursuant to our Net Capital Proceeds Distribution Program during the three months ended June 30, 2015 for approximately $36,000 (an average repurchase price of approximately $20.00 per unit). For the three months ended June 30, 2015, we received valid redemption requests pursuant to our unit redemption program relating to approximately 3,000 units. We did not redeem any units pursuant to our unit redemption program during the three months ended June 30, 2015.

2015	Total number of units repurchased	Average price paid per unit	Total number of units repurchased as part of publicly announced plans	Maximum number of units that may yet be purchased under the plans
April	-	$-	-	N/A
May	2,000	20.00	2,000	(1)
June	-	-	-	N/A
	2,000	$20.00	2,000

(1)	A description of the maximum number of units that may be purchased under our redemption programs is included under “Unit Redemption Program and Net Capital Proceeds Distribution Program” as discussed in Note H to the accompanying financial statements.

For the six months ended June 30, 2015, we received valid redemption requests pursuant to our unit redemption program relating to approximately 7,000 units. We did not redeem any units pursuant to our unit redemption program during the six months ended June 30, 2015. For the six months ended June 30, 2015, we received valid redemption requests pursuant to our Net Capital Proceeds Distribution Program relating to approximately 91,000 units. For the six months ended June 30, 2015, we redeemed approximately 2,000 units pursuant to our Net Capital Proceeds Distribution Program for $36,000 (an average repurchase price of approximately $20.00 per unit).

For the year ended December 31, 2014, we received valid redemption requests pursuant to our unit redemption program relating to approximately 93,000 units. For the year ended December 31, 2014, we redeemed approximately 63,000 units relating to death redemptions for $1.3 million (an average repurchase price of approximately $20.00 per unit). We did not redeem any units as a result of involuntary exigent circumstances. For the year ended December 31, 2014, we received valid redemption requests pursuant to our Net Capital Proceeds Distribution Program relating to approximately 256,000 units. For the year ended December 31, 2014, we redeemed approximately 9,000 units pursuant to our Net Capital Proceeds Distribution Program for $178,000 (an average repurchase price of approximately $20.00 per unit).

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

United Development Funding III, L.P.

By:	UMTH Land Development, L.P.
Its General Partner

Dated: August 14, 2015	By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer, and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.
(Principal Executive Officer)

Dated: August 14, 2015	By:	/s/ Cara D. Obert
Cara D. Obert
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit B to prospectus dated May 15, 2006, filed pursuant to Rule 424(b)(3) on May 18, 2006)

3.2	Certificate of Limited Partnership of Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on August 26, 2005)

3.3	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit B to Supplement No. 12 to prospectus dated May 15, 2006, contained within Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on May 12, 2009)

3.4	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2009)

4.1	Subscription Agreement (previously filed in and incorporated by reference to Exhibit C to Supplement No. 12 to prospectus dated May 15, 2006, contained within Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on May 12, 2009)

4.2	Amended and Restated Distribution Reinvestment Plan (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-3, Commission File No. 333-159939, filed on June 12, 2009)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certifications

101.SCH*	XBRL Taxonomy Extension Schema Document

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.