Form 10-Q
period 2015-09-30
United Development Funding III, LP
filed 2015-11-16
CIK 1335732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐ No ☒

As of November 6, 2015, the Registrant had 19,937,511 units of limited partnership interest outstanding.

UNITED DEVELOPMENT FUNDING III, L.P.

FORM 10-Q

Quarter Ended September 30, 2015

PART II

OTHER INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED DEVELOPMENT FUNDING III, L.P.

BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
Assets:

Cash and cash equivalents	$136,488	$790,956
Restricted cash	1,389,503	1,383,282
Accrued interest receivable	13,556,411	9,544,825
Accrued interest receivable – related parties	2,257,618	349,657
Accounts receivable – related parties	349,021	347,060
Notes receivable, net	286,171,227	280,730,172
Notes receivable – related parties, net	16,416,706	16,403,160
Participation interest – related party, net	71,206,633	74,686,618
Other assets	89,689	184,876

Total assets	$391,573,296	$384,420,606

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$206,574	$247,886
Accrued liabilities	289,830	323,731
Accrued liabilities – related parties	3,072,060	2,470,050
Distributions payable	5,501,575	3,187,805
Lines-of-credit	10,000,000	11,250,000

Total liabilities	19,070,039	17,479,472

Commitments and contingencies

Partners’ Capital:
Limited partners’ capital: 22,500,000 units authorized; 19,898,766 units issued and outstanding at September 30, 2015 and 19,545,922 units issued and outstanding at December 31, 2014	372,651,513	366,472,837
General partner’s capital	(148,256)	468,297

Total partners’ capital	372,503,257	366,941,134

Total liabilities and partners’ capital	$391,573,296	$384,420,606

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Interest income	$10,936,312	$10,383,913	$32,234,725	$30,025,917
Interest income – related parties	2,290,651	2,402,798	6,840,397	7,436,738
Mortgage and transaction service revenues	2,549	20,062	137,198	276,940
Mortgage and transaction service revenues – related parties	182,381	174,367	571,680	384,891
Total revenues	13,411,893	12,981,140	39,784,000	38,124,486

Expenses:
Interest expense	153,333	134,833	478,244	557,724
(Recapture) provision for loan loss	5,490,869	(73,316)	5,490,869	199,191
General and administrative	408,035	356,853	1,355,766	910,587
General and administrative – related parties	433,455	430,030	1,301,328	1,252,672
Total expenses	6,485,692	848,400	8,626,207	2,920,174

Net income	$6,926,201	$12,132,740	$31,157,793	$35,204,312

Earnings allocated to limited partners	$6,207,237	$10,873,318	$27,923,504	$31,549,981

Earnings per weighted average limited partnership units outstanding, basic and diluted	$0.31	$0.56	$1.42	$1.64

Weighted average limited partnership units outstanding	19,830,555	19,355,841	19,714,903	19,262,962

Distributions per weighted average limited partnership units outstanding	$0.49	$0.49	$1.46	$1.46

See accompanying notes to financial statements (unaudited).

UNITED DEVELOPMENT FUNDING III, L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating Activities
Net income	$31,157,793	$35,204,312
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	5,490,869	199,191
Amortization	117,680	158,202
Changes in operating assets and liabilities:
Accrued interest receivable	(4,530,026)	(3,868,868)
Accrued interest receivable – related parties	(1,907,961)	622,055
Accounts receivable – related parties	(1,962)	(98,413)
Other assets	(22,492)	(337,782)
Accounts payable	(41,312)	191,749
Accrued liabilities	(33,901)	(21,639)
Accrued liabilities – related parties	602,010	661,032
Net cash provided by operating activities	30,830,698	32,709,839

Investing Activities
Investments in notes receivable	(21,553,084)	(22,702,602)
Investments in notes receivable – related parties	(16,712)	(437,948)
Investments in participation interest – related party	(997,762)	(5,287,415)
Receipts from notes receivable	11,139,599	7,757,328
Receipts from notes receivable – related parties	3,167	8,675,244
Receipts from participation interest – related party	4,477,747	49,249
Restricted cash	(6,221)	(6,527)
Net cash used in investing activities	(6,953,266)	(11,952,671)

Financing Activities
Proceeds from line-of-credit	-	12,000,000
Payments on lines-of-credit	(1,250,000)	(11,250,000)
Limited partner distributions, net of limited partner distribution reinvestment	(21,648,129)	(20,866,947)
Limited partner redemptions	(96,700)	(1,385,800)
General partner distributions	(1,537,071)	(876,173)
Net cash used in financing activities	(24,531,900)	(22,378,920)

Net decrease in cash and cash equivalents	(654,468)	(1,621,752)
Cash and cash equivalents at beginning of period	790,956	1,966,735

Cash and cash equivalents at end of period	$136,488	$344,983

Supplemental Cash Flow Information
Cash paid for interest	$470,000	$569,197
Supplemental Cash Flow Information – non-cash activity
Limited partner distribution reinvestment	$7,153,576	$7,275,056
Distributions accrued but not paid	$2,313,770	$2,356,909
Assignment of loans	$518,440	$-

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

B. Summary of Significant Accounting Policies

A summary of our significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and with Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change to the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2015 (the “Annual Report”). The accompanying interim unaudited financial statements should be read in conjunction with the financial statements filed in our Annual Report. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary to present fairly our financial position as of September 30, 2015, operating results for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. Operating results and cash flows for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Notes Receivable and Notes Receivable – Related Parties

Notes receivable and notes receivable – related parties are recorded at the lower of cost or estimated net realizable value. The notes are collateralized by one or more of the following: first or second lien deeds of trust, a pledge of ownership interests in the borrower, assignments of lot sale contracts or reimbursements of development costs due to the borrower under contracts with districts and municipalities, and agreements to pledge future-acquired assets. Currently, the notes receivable and notes receivable – related parties have terms ranging from 11 to 36 months. None of such mortgages are insured or guaranteed by a federally owned or guaranteed mortgage agency. We originate and/or acquire all notes receivable and intend to hold the notes receivable for the life of the notes.

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

Allowance for Loan Losses

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable, notes receivable – related parties and participation interest – related party. We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. Our review consists of evaluating economic conditions, the estimated value of the underlying collateral, current and future assets, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral, and other relevant factors. We also utilize a peer group analysis and a historical analysis to validate the overall adequacy of our allowance for loan losses. This review is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

In reviewing our portfolio, we consider cash flow estimates from current and future-acquired assets including the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement and public improvement districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts are also based on executed purchase contracts, which provide base prices, escalation rates, and absorption rates on an individual project basis. We also consider third-party appraisals that provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

We charge additions to the allowance for loan losses to current period earnings through a provision for loan loss. Amounts determined to be uncollectible are charged directly against and decrease the allowance for loan losses (“charged off”), while amounts recovered on previously charged off accounts increase the allowance.

Revenue Recognition

Interest income on notes receivable, notes receivable – related parties and participation interest – related party is recognized over the life of the loan and recorded on the accrual basis. Income recognition is suspended for loans at the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, current and future-acquired assets, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of September 30, 2015, we were suspending income recognition on 4 notes receivable with an aggregate unpaid principal balance of approximately $36.0 million, for which full collectability is considered more likely than not, but not probable, and 1 note receivable with an aggregate unpaid principal balance of approximately $5.3 million that was deemed as probable that we will be unable to collect all amounts due. As of December 31, 2014, we were suspending income recognition on 3 notes receivable with an aggregate unpaid principal balance of approximately $13.3 million, for which full collectability is considered more likely than not, but not probable, and 1 note receivable with an aggregate unpaid principal balance of approximately $5.3 million that was deemed as probable that we will be unable to collect all amounts due.

We generate mortgage and transaction service revenues and mortgage and transaction service revenues – related parties by originating and acquiring notes receivable and other loans. In accordance with GAAP, we defer recognition of income from non-refundable commitment fees paid by the borrowers and recognize such amount on a straight-line basis over the expected life of such notes. In addition, credit enhancement fee income is generated by fees charged to parties for credit enhancements provided to lenders by the Partnership on behalf of the parties. Income related to credit enhancements is earned as fees are paid, based on the terms of the credit enhancement agreement. As of September 30, 2015, the Partnership was providing 8 credit enhancements to related parties (see Note K for further discussion).

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

A “carried interest” is an equity interest in us to participate in all distributions, other than distributions attributable to our general partner’s promotional interest, of cash available for distribution and net proceeds from a capital transaction that are distributable under the distribution priority for net proceeds from a capital transaction described below. If our general partner enters into commitments to investments in mortgages in excess of 82% of the gross proceeds of our public offering of our units of limited partnership interest, our general partner will be entitled to a carried interest equal to (1) 1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross proceeds of our initial public offering, as declared effective on May 15, 2006 pursuant to a Registration Statement on Form S-11 (File No. 333-127891) (the “Offering”) under the Securities Act of 1933, as amended (the “Securities Act”) (or if commitments to investments in mortgages are above 82% but no more than 84.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 82%), (2) 1% for the next 2% of additional commitments to investments in mortgages above 84.5% of the gross proceeds of the Offering (or if commitments to investments in mortgages are above 84.5% but no more than 86.5%, 1% multiplied by the fractional amount of commitments to investments in mortgages above 84.5%) and (3) 1% for each additional 1% of additional commitments to investments in mortgages above 86.5% of the gross proceeds of the Offering (or a fractional percentage equal to the fractional amount of any 1% of additional commitments to investments in mortgages). By way of illustration, if 85.5% of the gross proceeds of the Offering are committed to investments in mortgages, then our general partner would be entitled to a carried interest of 1.5% (1% for the first 2.5% of commitments to investments in mortgages above 82% of the gross proceeds of the Offering and 0.5% for the next 1% of additional commitments to investments in mortgages above 84.5% of the gross proceeds of the Offering) of any amount otherwise distributable to the limited partners after deduction of any promotional interest payable to our general partner.

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

The table below summarizes the approximate aggregate amount of distributions to our general partner and limited partners and the retained earnings deficit as of September 30, 2015 and December 31, 2014:

	As of September 30,		As of December 31,
	2015		2014
General Partner	$32,347,000	(1)	$28,497,000	(2)
Limited Partners	263,980,000	(3)	235,178,000	(4)
Retained Earnings Reserve	10,833,000		11,663,000
Retained Earnings Deficit	(18,636,000)		(14,845,000)

(1)	approximately $26.8 million paid in cash and $5.5 million has been declared, but not paid.
(2)	approximately $25.3 million paid in cash and $3.2 million has been declared, but not paid.
(3)	approximately $183.8 million paid in cash and approximately $80.1 million reinvested in 4,006,546 units of limited partnership interest under our DRIP and Secondary DRIP, each as defined in Note C below.
(4)	approximately $162.2 million paid in cash and approximately $73 million reinvested in 3,648,868 units of limited partnership interest under our DRIP and Secondary DRIP, each as defined in Note C below.

The table below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets, including the distributions to our general partner described above, and general and administrative – related parties expenses for the nine months ended September 30, 2015 and 2014. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

	For the Nine Months Ended September 30,
	2015	2014
Payments to General Partner and Related Parties	$2,186,000	$1,525,000
Total General and Administrative Expenses to General Partner and Related Parties	1,301,000	1,253,000

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. The standard shall be adopted using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This new guidance is a change from the current treatment of recording debt issuance costs as an asset representing a deferred charge, and is consistent with the accounting treatment for debt discounts. In August 2015, the FASB sought to clarify questions that arose after ASU 2015-03 was issued by issuing ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). The update clarifies that debt issuance costs related to securing a revolving line of credit may be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Both ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, and are to be applied retrospectively, with early adoption permitted. We do not expect the adoption of ASU 2015-03 and ASU 2015-15 to have a material impact on our financial statements.

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

	September 30,	December 31,
	2015	2014
Notes receivable, net	$286,171,000	$280,730,000
Notes receivable - related parties, net	16,417,000	16,403,000
Participation interest - related party, net	71,207,000	74,687,000
Total	$373,795,000	$371,820,000

Our loans are classified as follows:

	September 30,	December 31,
	2015	2014
Real Estate:
Acquisition and land development	$398,330,000	$390,958,000
Allowance for loan losses	(24,531,000)	(19,040,000)
Unamortized commitment fees	(4,000)	(98,000)
Total	$373,795,000	$371,820,000

As of September 30, 2015, we had originated or purchased 62 loans, including 42 loans that have been repaid in full by the respective borrowers and 1 loan for which the remaining balance was written-off. For the three and nine months ended September 30, 2015, we did not originate or purchase any loans, sell any loan participations, or acquire any additional participation interests. Of the 19 loans outstanding as of September 30, 2015, the scheduled maturity dates are as follows as of September 30, 2015:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
Matured	$-	-	-	$139,869,000	6	45%	$139,869,000	6	35%
2015	71,268,000	2	81%	-	-	-	71,268,000	2	18%
2016	16,355,000	1	19%	164,482,000	9	53%	180,837,000	10	45%
2017	-	-	-	6,356,000	1	2%	6,356,000	1	2%
Total	$87,623,000	3	100%	$310,707,000	16	100%	$398,330,000	19	100%

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

The following table represents the maturity dates of loans that were matured as of September 30, 2015 and had not been repaid or extended as of September 30, 2015:

	Related			Non-Related			Total
Maturity Date	Amount	Loans	% of Total	Amount	Loans	% of Total	Amount	Loans	% of Total
2009	$-	-	-	$17,852,000	4	13%	$17,852,000	4	13%
2010	-	-	-	22,614,000	1	16%	22,613,000	1	16%
2015	-	-	-	99,404,000	1	71%	99,404,000	1	71%
Total	$-	-	-	$139,870,000	6	100%	$139,869,000	6	100%

Of these 6 loans, as of September 30, 2015, full collectability is considered probable for 2 loans with an aggregate unpaid principal balance of approximately $109.6 million, full collectability is considered more likely than not, but not probable, for 3 loans with an aggregate unpaid principal balance of approximately $25.0 million, and 1 note receivable with an aggregate unpaid principal balance of approximately $5.3 million was deemed as probable that we will be unable to collect all amounts due. In addition to the 6 loans considered impaired due to the loans remaining outstanding beyond the contractual terms of the loan agreements, we had one loan with an aggregate unpaid principal balance of approximately $11 million that was considered impaired due to the estimated value of the underlying collateral and as such, full collectability on this loan is considered more likely than not, but not probable, as of September 30, 2015.

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

The following table describes the loans that were matured as of December 31, 2014, the activity with respect to such loans during the nine months ended September 30, 2015, and the loans that matured during the nine months ended September 30, 2015 and remained matured as of September 30, 2015:

Maturity Date	Amount	Loans	% of Total	Matured Loan Extensions During the Nine Months Ended September 30, 2015 on Loans Matured as of December 31, 2014 (1)	Net Activity During the Nine Months Ended September 30, 2015 on Loans Matured as of December 31, 2014 (2)	Loans Matured During the Nine Months Ended September 30, 2015 (3)	Amount	Loans	% of Total

	Non-Related
	Matured as of December 31, 2014			2015 Activity (4)			Matured as of September 30, 2015
2009	$16,916,000	5	46%	$-	$936,000	$-	$17,852,000	4	13%
2010	20,026,000	1	54%	-	2,587,000	-	22,613,000	1	16%
2015	-	-	-	-	-	99,404,000	99,404,000	1	71%
Total	$36,942,000	6	100%	$-	$3,523,000	$99,404,000	$139,869,000	6	100%

(1)	Amounts represent aggregate unpaid principal balance as of December 31, 2014 of matured loans as of December 31, 2014 that were extended during the nine months ended September 30, 2015.
(2)	For loans matured as of December 31, 2014, net loan activity represents all activity on the loans during the nine months ended September 30, 2015, including accrued interest, payment of fees and expenses, charge-offs and/or repayments.
(3)	Amounts represent aggregate unpaid principal balance as of September 30, 2015 of loans that matured during the nine months ended September 30, 2015 and remained matured as of September 30, 2015.
(4)	The table does not reflect activity for loans that matured or were due to mature during the nine months ended September 30, 2015, but were extended prior to September 30, 2015.

A loan is placed on non-accrual status and income recognition is suspended on the date at which, in the opinion of management, a full recovery of income and principal becomes more likely than not, but is no longer probable, based upon our review of economic conditions, the estimated value of the underlying collateral, current and future-acquired assets, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Any payments received on loans classified as non-accrual status are typically applied first to outstanding loan amounts and then to the recovery of lost interest. As of September 30, 2015, we are suspending income recognition on 4 notes receivable with an aggregate unpaid principal balance of approximately $36.0 million for which full collectability is considered more likely than not, but not probable, and 1 note receivable with an aggregate unpaid principal balance of approximately $5.3 million that was deemed probable that we will be unable to collect all amounts due. As of December 31, 2014, we were suspending income recognition on 3 notes receivable with an aggregate unpaid principal balance of approximately $13.3 million for which full collectability is considered more likely than not, but not probable, and 1 note receivable with an aggregate unpaid principal balance of approximately $5.3 million that was deemed probable that we will be unable to collect all amounts due. As of December 31, 2014, we charged off the aggregate unpaid principal balance of approximately $491,000 of 1 matured loan receivable.

Loans are considered impaired when, in the opinion of management, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is generally evaluated on an individual loan basis for each loan in the portfolio. If an individual loan is considered impaired, a specific valuation allowance may be allocated, if necessary, so that the individual loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Loans that are not individually considered impaired are collectively and qualitatively measured as a portfolio for general valuation allowance. In reviewing our portfolio for this valuation analysis, we consider cash flow estimates from current and future-acquired assets including the disposition of finished lots, paper lots (residential lots shown on a plat that has been accepted by the city or county) and undeveloped land as well as cash flow received from the issuance of bonds from municipal reimbursement and public utility districts. These estimates are based on current market metrics, including, without limitation, the supply of finished lots, paper lots and undeveloped land, the supply of homes and the rate and price at which land and homes are sold, historic levels and trends, executed contracts, appraisals and discussions with third party market analysts and participants, including homebuilders. We base our valuations on current and historic market trends on our analysis of market events and conditions, including activity within our portfolio, and on the analysis of third-party services such as Metrostudy and Residential Strategies, Inc. Cash flow forecasts are also based on executed purchase contracts, which provide base prices, escalation rates, and absorption rates on an individual project basis. We also consider third-party appraisals that provide a valuation in accordance with guidelines set forth in the Uniform Standards of Professional Appraisal Practice. In addition to cash flows from the disposition of property, cost analysis is performed based on estimates of development and senior financing expenditures provided by developers and independent professionals on a project-by-project basis. These amounts are reconciled with our best estimates to establish the net realizable value of the portfolio.

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

As of September 30, 2015, we had 6 notes receivable with an aggregate unpaid principal balance of approximately $139.9 million that were considered impaired due to the loans remaining outstanding beyond the contractual terms of the loan agreements. Of these 6 loans, full collectability is considered probable for 2 loans with an aggregate unpaid principal balance of approximately $109.6 million, full collectability is considered more likely than not, but not probable, for 3 loans with an aggregate unpaid principal balance of approximately $25.0 million, and 1 note receivable with an aggregate unpaid principal balance of approximately $5.3 million was deemed probable that we will be unable to collect all amounts due. In addition to the 6 loans considered impaired as of September 30, 2015 due to the loans remaining outstanding beyond the contractual terms of the loan agreements, we had one loan with an aggregate unpaid principal balance of approximately $11 million that was considered impaired due to the estimated value of the underlying collateral and as such, full collectability on this loan is considered more likely than not, but not probable, as of September 30, 2015. As of December 31, 2014, we had 6 notes receivable with an aggregate unpaid principal balance of approximately $36.9 million that were considered impaired due to the loans remaining outstanding beyond the contractual terms of the loan agreements. Of these 6 loans, full collectability is considered probable for 3 loans with an aggregate unpaid principal balance of approximately $29.3 million, full collectability is considered more likely than not, but not probable, for 2 loans with an aggregate unpaid principal balance of approximately $2.4 million, and 1 note receivable with an aggregate unpaid principal balance of approximately $5.3 million was deemed probable that we will be unable to collect all amounts due. In addition to the 6 loans considered impaired as of December 31, 2014 due to the loans remaining outstanding beyond the contractual terms of the loan agreements, we had one loan with an aggregate unpaid principal balance of approximately $11 million that was considered impaired due to the estimated value of the underlying collateral and as such, full collectability on this loan is considered more likely than not, but not probable, as of December 31, 2014. As of September 30, 2015 and December 31, 2014, the average outstanding aggregate unpaid principal balance for impaired loans was approximately $125.0 million and $52.9 million, respectively. For the three months ended September 30, 2015, and 2014, we recognized approximately $5.1 million and $1.4 million of interest income, respectively, related to impaired loans. For each of the nine months ended September 30, 2015 and 2014, we recognized approximately $14.2 million and $4.1 million of interest income, respectively, related to impaired loans. For the three and nine months ended September 30, 2015 and 2014, we did not recognize any cash basis interest income related to impaired loans. We had approximately $5.3 million in the specific allowance for one impaired loan as of December 31, 2014. We charged-off approximately $491,000 against the allowance for loan losses associated with repayment of one impaired loan during the year ended December 31, 2014.

As part of the ongoing monitoring of the credit quality of the loan portfolio, we periodically, no less than quarterly, perform a detailed review of our portfolio of mortgage notes and other loans. The following is a general description of the credit levels used:

Level 1 – Full collectability of loans in this category is considered probable.

Level 2 – Full collectability of loans in this category is deemed more likely than not, but not probable, based upon our review of economic conditions, the estimated value of the underlying collateral, current and future-acquired assets, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. Interest income is suspended on Level 2 loans.

Level 3 – For loans in this category, it is probable that we will be unable to collect all amounts due. Interest income is suspended on Level 3 loans.

As of September 30, 2015 and December 31, 2014, our loans were classified as follows:

	September 30, 2015	December 31, 2014
Level 1	$357,016,000	$372,328,000
Level 2	36,004,000	13,320,000
Level 3	5,310,000	5,310,000
Total	$398,330,000	$390,958,000

The allowance for loan losses is our estimate of incurred losses in our portfolio of notes receivable, notes receivable – related parties and participation interest – related party. We periodically perform a detailed review of our portfolio of mortgage notes and other loans to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses. We charge additions to the allowance for loan losses to current period earnings through a provision for loan loss. Amounts determined to be uncollectible are charged off, while amounts recovered on previously charged off amounts increase the allowance for loan losses. The following table summarizes the change in the allowance for loan losses during the nine months ended September 30, 2015 and the year ended December 31, 2014, which is offset against notes receivable:

	For the Nine Months Ended September 30, 2015	For the Year Ended December 31, 2014
Allowance for loan losses:
Balance at beginning of period	$19,040,000	$19,715,000
(Recapture) provision charged to earnings	5,491,000	(184,000)
Loan losses:
Charge-offs	-	(491,000)
Recoveries	-	-
Net loan losses	-	(491,000)
Balance at end of period	$24,531,000	$19,040,000
Ending balance, individually evaluated for impairment	$5,310,000	$5,310,000
Ending balance, collectively evaluated for impairment	$19,221,000	$13,730,000

Financing receivables:
Balance at end of period	$398,330,000	$390,958,000
Ending balance, individually evaluated for impairment	$150,877,000	$47,903,000
Ending balance, collectively evaluated for impairment	$247,453,000	$343,055,000

In accordance with GAAP, the restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. As of September 30, 2015 and December 31, 2014, we have no loan modifications that are classified as troubled debt restructurings.

E. Lines-of-Credit

LegacyTX Credit Facility

On March 21, 2014, the Partnership entered into a loan agreement with LegacyTexas Bank (“LegacyTexas”), pursuant to which LegacyTexas provided the Partnership with an aggregate credit facility of up to $15.0 million (the “LegacyTX Credit Facility”), consisting of a term loan in the original principal amount of $10.0 million (the “Term Loan”) and a revolving line of credit in the maximum principal amount of $5.0 million (the “Legacy Line of Credit”). The interest rate on the Term Loan is equal to 6% per annum, and the interest rate on the Legacy Line of Credit is equal to the greater of (1) the prime rate plus 1% per annum, or (2) 6% per annum (6% at September 30, 2015). Accrued interest on the outstanding principal amount of the LegacyTX Credit Facility is payable monthly. The LegacyTX Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets.

The Term Loan matures on March 21, 2016. The Term Loan required the Partnership to make quarterly principal payments in the amount of $1.25 million on March 21, June 21, September 21 and December 21 of each year that the Term Loan is outstanding. On June 21, 2015, the Partnership entered into a loan extension and modification agreement with LegacyTexas pursuant to which LegacyTexas modified the payment date of the required quarterly principal payments to be March 10, June 10, September 10 and December 10 of each year that the Term Loan is outstanding. Additionally, LegacyTexas extended the due date of the June 21, 2015 quarterly principal payment to September 10, 2015. The Partnership has requested an extension of the September 10, 2015 required quarterly principal payment to January 1, 2016, and LegacyTexas is considering the request. The Term Loan is not in default.

The LegacyTX Credit Facility is secured by a first priority lien on all of the Partnership’s existing and future assets. The Term Loan matures on March 21, 2016. In consideration of LegacyTexas originating the Term Loan, the Partnership paid the bank a commitment fee in the amount of $100,000, which is being amortized over the life of the Term Loan. The Legacy Line of Credit, as amended, matures on January 1, 2016. In consideration of LegacyTexas originating the Legacy Line of Credit, the Partnership paid the bank a commitment fee in the amount of $50,000, which is being amortized over the life of the Legacy Line of Credit. In conjunction with the LegacyTX Credit Facility, the Partnership also paid UMTH General Services, L.P., a Delaware limited partnership (“General Services”), a debt placement fee equal to 1% ($150,000) of the LegacyTX Credit Facility, which will be amortized over the lives of the Term Loan and the Legacy Line of Credit. General Services and Land Development are each owned 99.9% by UMT Holdings and 0.1% by UMT Services, which serves as the general partner for both General Services and Land Development.

The Partnership utilized the LegacyTX Credit Facility to pay off the Brockhoeft Credit Facility (as defined below) and currently uses the LegacyTX Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending the receipt of proceeds from the partial or full repayment of loans. This allows the Partnership to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Partnership intends to use the LegacyTX Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments. Proceeds from the operations of the Partnership will be used to repay the LegacyTX Credit Facility. As of September 30, 2015 and December 31, 2014, approximately $10 million and $11.25 million in principal was outstanding under the LegacyTX Credit Facility, respectively. Interest expense associated with the LegacyTX Credit Facility was approximately $153,000 and $135,000 for the three months ended September 30, 2015 and 2014, respectively, and approximately $478,000 and $351,000 for the nine months ended September 30, 2015 and 2014, respectively.

The following table reflects approximate amounts due as of September 30, 2015, in connection with the LegacyTX Credit Facility based on its maturity date:

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

The Partnership utilized the Brockhoeft Credit Facility as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves, including usage to fund identified investments pending receipt of proceeds from the partial or full repayment of loans. This allowed the Partnership to keep funds invested in loans, instead of holding such loan repayment proceeds idle until new investments are identified. The Partnership used the Brockhoeft Credit Facility as a Partnership portfolio administration tool and not to provide long-term or permanent leverage on Partnership investments. The Brockhoeft Credit Facility was paid in full effective March 2014. Interest expense associated with the Brockhoeft Credit Facility was approximately $207,000 for the nine months ended September 30, 2014. There was no interest expense associated with the Brockhoeft Credit Facility for the three months ended September 30, 2014.

F. Partners’ Capital

As of September 30, 2015, we had issued an aggregate of 19,898,766 units of limited partnership interest in the Primary Offering, DRIP and Secondary DRIP, consisting of 16,499,994 units issued to our limited partners pursuant to the Primary Offering in exchange for gross proceeds of approximately $330.3 million (approximately $290.7 million, net of costs associated with the Primary Offering), 716,260 units of limited partnership interest issued to our limited partners pursuant to our DRIP in exchange for gross proceeds of approximately $14.3 million, and 3,290,286 units of limited partnership interest issued to our limited partners pursuant to our Secondary DRIP in exchange for gross proceeds of approximately $65.8 million, less 607,774 units of limited partnership interest that we had repurchased pursuant to our unit redemption program for approximately $12.2 million.

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

For the nine months ended September 30, 2015, we have made the following distributions to our limited partners:

Period Ended	Date Paid	Distribution Amount
December 31, 2014	January 23, 2015	$3,232,287
January 31, 2015	February 24, 2015	3,238,892
February 28, 2015	March 24, 2015	2,930,913
March 31, 2015	April 24, 2015	3,252,205
April 30, 2015	May 22, 2015	3,153,083
May 31, 2015	June 24, 2015	3,266,794
June 30, 2015	July 24, 2015	3,165,567
July 31, 2015	August 24, 2015	3,277,922
August 31, 2015	September 24, 2015	3,284,042
		$28,801,705

For the nine months ended September 30, 2015, we paid distributions to our limited partners of $28,801,705 ($21,648,129 in cash and $7,153,576 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $30,830,698. For the nine months ended September 30, 2014, we paid distributions to our limited partners of $28,142,003 ($20,866,947 in cash and $7,275,056 in limited partnership units pursuant to our Secondary DRIP), as compared to cash flows from operations of $32,709,839. For the period from our inception through September 30, 2015, we paid distributions to our limited partners of approximately $264 million (approximately $183.9 million in cash and approximately $80.1 million in limited partnership units pursuant to our DRIP and Secondary DRIP), as compared to cumulative cash flows from operations of approximately $320.6 million and cumulative net income of approximately $310.2 million.

The distributions to our limited partners paid during the nine months ended September 30, 2015 and 2014, along with the amount of distributions reinvested pursuant to our Secondary DRIP and the sources of our distributions were as follows:

	Nine Months Ended September 30,
	2015		2014
Distributions paid in cash	$21,648,129		$20,866,947
Distributions reinvested	7,153,576		7,275,056
Total distributions	$28,801,705		$28,142,003
Source of distributions:
Cash flows from operations	$28,801,705	100%	$28,142,003	100%
Total sources	$28,801,705	100%	$28,142,003	100%

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

The Partnership complies with GAAP, which requires, among other things, that financial instruments that represent a mandatory obligation of the Partnership to repurchase limited partnership units be classified as liabilities and reported at settlement value. We believe that limited partnership units tendered for redemption by the unit holder under the Partnership’s unit redemption program do not represent a mandatory obligation until such redemptions are approved at the discretion of our general partner, and that limited partnership units tendered for redemption by the unit holder under the Net Capital Proceeds Distribution Program do not represent a mandatory obligation until our general partner determines, in its sole discretion, to reinvest net capital proceeds received by the Partnership in additional loans. At such time, we will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. As of September 30, 2015, we did not have any approved redemption requests included in our liabilities.

The following table summarizes the redemption activity under the unit redemption program for the nine months ended September 30, 2015 and the year ended December 31, 2014. The amounts presented are in total units:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Balance, beginning of period	209,000	203,000
Redemption requests received	28,000	93,000
Redemption requests cancelled	(11,000)	(24,000)
Units redeemed	-	(63,000)
Balance, end of period	226,000	209,000

The following table summarizes the redemption activity under the Net Capital Proceeds Distribution Program for the nine months ended September 30, 2015 and the year ended December 31, 2014. The amounts presented are in total units:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Balance, beginning of period	846,000	682,000
Redemption requests received	131,000	256,000
Redemption requests cancelled	(59,000)	(83,000)
Units redeemed	(5,000)	(9,000)
Balance, end of period	913,000	846,000

I. Commitments and Contingencies

From time to time, the Partnership enters into guarantees of debtors’ or affiliates’ borrowings and provides credit enhancements for the benefit of senior lenders in connection with the Partnership’s debtors and affiliates and investments in partnerships (collectively referred to as “guarantees”), and accounts for such guarantees in accordance with GAAP. Guarantees generally have fixed expiration dates or other termination clauses and may require payment of a fee by the debtor or affiliate. A guarantee involves, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The Partnership’s exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the guarantee. In connection with related party guarantees, as required by the Partnership Agreement and the North American Securities Administrators Association Mortgage Program Guidelines (the “NASAA Mortgage Program Guidelines”), the Partnership obtained opinions from Jackson Claborn, Inc., an independent advisor (“Jackson Claborn”), stating that these guarantees are fair and at least as reasonable to the Partnership as guarantees to an unaffiliated borrower in similar circumstances.

In August 2009, the Partnership entered into a guaranty (the “UMT HF TCB Guaranty”) with Texas Capital Bank, National Association (“Texas Capital”), by which the Partnership guaranteed the repayment of up to $5.0 million owed to Texas Capital under a promissory note between UMT Home Finance, L.P., a Delaware limited partnership (“UMT Home Finance”), and Texas Capital. UMT Home Finance is a wholly-owned subsidiary of UMT. An affiliate of the Partnership’s general partner serves as the advisor to UMT. The Texas Capital note with UMT Home Finance, as amended, matures on September 5, 2016. In connection with the UMT HF TCB Guaranty, the Partnership entered into a letter agreement with UMT Home Finance which provided for UMT Home Finance to pay the Partnership annually, in advance, an amount equal to 1% of the Partnership’s maximum exposure under the UMT HF TCB Guaranty (i.e., $50,000 per annum) through August 2012. Effective August 28, 2012, the letter agreement was modified and UMT Home Finance agreed to pay the Partnership a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the Texas Capital loan. These fees are included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

In April 2010, the Partnership entered into a guaranty (the “UDF IV HF Guaranty”) for the benefit of Community Trust Bank of Texas (“CTB”), pursuant to which the Partnership guaranteed the repayment of up to $6.0 million (subsequently increased to $30.0 million) owed to CTB with respect to a revolving line-of-credit loan between UDF IV Home Finance, L.P., a Delaware limited partnership (“UDF IV Home Finance”), and CTB. UDF IV Home Finance is a wholly-owned subsidiary of UDF IV. The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Home Finance, as amended, matures on July 30, 2016. In connection with the UDF IV HF Guaranty, the Partnership entered into a letter agreement with UDF IV Home Finance which provided for UDF IV Home Finance to pay the Partnership an annual credit enhancement fee equal to 1% of the maximum loan amount through July 2013. Effective July 31, 2013, the letter agreement was modified and UDF IV Home Finance agreed to pay the Partnership a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the CTB loan. These fees are included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

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

In August 2010, the Partnership entered into a guaranty (the “UDF IV Acquisitions Guaranty”) for the benefit of CTB, pursuant to which the Partnership guaranteed the repayment of $8.0 million (subsequently increased to $25.0 million) owed to CTB with respect to a revolving line-of-credit loan between UDF IV Acquisitions, L.P., a Delaware limited partnership (“UDF IV Acquisitions”), and CTB. UDF IV Acquisitions is a wholly-owned subsidiary of UDF IV.  The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Acquisitions, as amended, matures on July 30, 2016. The Partnership entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the revolving line-of-credit at the end of the month. This fee is included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

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

In August 2013, the Partnership entered into a guaranty (the “UDF IV Finance VI Guaranty”) for the benefit of CTB, pursuant to which the Partnership guaranteed the repayment of up to $25.0 million (subsequently decreased to $15.0 million) owed to CTB with respect to a loan between UDF IV Finance VI, L.P., a Delaware limited partnership (“UDF IV Finance VI”), and CTB. UDF IV Finance VI is a wholly-owned subsidiary of UDF IV. The Partnership’s general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Finance VI matures on July 30, 2016. The Partnership entered into a letter agreement with UDF IV Finance VI which provides for UDF IV Finance VI to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. This fee is included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

In November 2013, the Partnership deposited approximately $1.4 million into a deposit account (the “City Bank Deposit Account”) with City Bank for the purpose of providing collateral to City Bank for the benefit of REO Property Company, L.P., a Texas limited partnership (“REO PC”). UMT Services serves as the general partner for both REO PC and the Partnership’s general partner. The Partnership provided City Bank with a security interest in the City Bank Deposit Account as further collateral for a loan obtained by REO PC from City Bank (the “City Bank Loan”). The City Bank Deposit Account is included as restricted cash on the Partnership’s balance sheet. The City Bank Loan, as amended, matured on November 4, 2015, and approximately $1.4 million remains outstanding. In consideration of the Partnership providing the City Bank Deposit Account as collateral for the City Bank Loan, REO PC agreed to pay the Partnership a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the City Bank Loan at the end of each month (the “REO PC Credit Enhancement”). These fees are included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

In November 2014, the Partnership entered into a guaranty (the “UDF, LP Guaranty”) for the benefit of City Bank, pursuant to which the Partnership guaranteed the repayment of up to $225,500 owed to City Bank, with respect to a loan between UDF I and City Bank. The loan is secured by a deed of trust on 8.2 acres of land owned by UDF Ash Creek, L.P., a wholly-owned subsidiary of UDF I. The Partnership’s general partner serves as the asset manager for UDF I. The City Bank loan to UDF I matured on November 3, 2015, and $225,500 remains outstanding. In connection with the guaranty, the Partnership entered into a letter agreement with UDF I, which provides for UDF I to pay the Partnership a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month. This fee is included in mortgage and transaction service revenues – related parties (see Note K for further discussion).

As of September 30, 2015, we had 8 outstanding guarantees benefitting related parties with total credit risk to us of approximately $96.8 million, of which approximately $70.9 million had been borrowed against by the debtor.

As of December 31, 2014, we had 9 outstanding guarantees benefitting related parties with total credit risk to us of approximately $101.8 million, of which approximately $76.8 million has been borrowed against by the debtor.

As of September 30, 2015, we had originated 62 loans, totaling approximately $724.5 million, including 42 loans that have been repaid in full by the respective borrowers and 1 loan for which the remaining balance was written-off. We had approximately $98.5 million of commitments to be funded, including approximately $9.6 million of commitments for notes receivable – related parties and $10.8 million for participation interest – related party. For the nine months ended September 30, 2015, we did not originate or purchase any loans, sell any loan participations, or acquire any additional participation interests.

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

J. General and Administrative Expenses

General and administrative expenses and general and administrative – related parties expenses of the Partnership are summarized in the following tables:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
General and administrative expenses	2015	2014	2015	2014

Investor relations	$187,000	$102,000	$727,000	$339,000
Professional fees	166,000	211,000	373,000	355,000
Other	55,000	44,000	255,000	217,000
Total general and administrative expenses	$408,000	$357,000	$1,355,000	$911,000

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
General and administrative – related parties expenses	2015	2014	2015	2014

Mortgage Servicing Fee	$277,000	$261,000	$825,000	$775,000
Amortization of debt financing fees	13,000	27,000	48,000	53,000
Operating Expense Reimbursement (1)	143,000	142,000	428,000	425,000
Total general and administrative – related parties expenses	$433,000	$430,000	$1,301,000	$1,253,000

(1)	As defined in Note K.

K. Related Party Transactions

As of September 30, 2015, we had approximately $16.4 million of notes receivable – related parties, net, consisting of 2 related party loans, and one participation interest – related party totaling approximately $71.2 million, net. Notes receivables – related parties and participation interest – related party represented approximately 22% of our total assets as of September 30, 2015. As of September 30, 2015, we had approximately $2.3 million of accrued interest receivable – related parties, and we had paid our general partner approximately $11.1 million since inception for acquisition and origination fee expenses associated with the notes receivable, notes receivable – related parties and participation interest – related party. For the three months ended September 30, 2015, we recognized approximately $2.3 million and $182,000 for interest income – related parties and mortgage and transaction service revenues – related parties, respectively. For the nine months ended September 30, 2015, we recognized approximately $6.8 million and $572,000 for interest income – related parties and mortgage and transaction service revenues – related parties, respectively. We also recognized approximately $433,000 and $1.3 million of general and administrative – related parties expenses for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, we had 8 outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $96.8 million, of which approximately $70.9 million had been borrowed against by the debtor.

As of December 31, 2014, we had approximately $16.4 million of notes receivable – related parties, consisting of 2 related party loans, and one participation interest – related party totaling approximately $74.7 million. Notes receivables – related parties and participation interest – related party represented approximately 24% of our total assets as of December 31, 2014. As of December 31, 2014, we had approximately $350,000 of accrued interest receivable – related parties, and we had paid our general partner approximately $10.9 million since inception for acquisition and origination fee expenses associated with the notes receivable, notes receivable – related parties and participation interest – related party. For the three months ended September 30, 2014, we recognized approximately $2.4 million and $174,000 for interest income – related parties and mortgage and transaction service revenues – related parties, respectively. For the nine months ended September 30, 2014, we recognized approximately $7.4 million and $385,000 for interest income – related parties and mortgage and transaction service revenues – related parties, respectively. We also recognized approximately $430,000 and $1.3 million of general and administrative – related parties expenses for the three and nine months ended September 30, 2014, respectively. As of December 31, 2014, we had 9 outstanding limited repayment guarantees benefitting related parties with total credit risk to us of approximately $101.8 million, of which approximately $76.8 million had been borrowed against by the debtor.

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

The table below summarizes the payment of related party fees and reimbursements associated with the origination and management of assets for the nine months ended September 30, 2015 and 2014. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Nine Months Ended
		September 30,
Payee	Purpose	2015		2014
Land Development
	Placement Fees	$97,000	4%	$120,000	8%
	Promotional interest	1,369,000	63%	398,000	26%
	Carried interest	168,000	8%	152,000	10%
	Mortgage Servicing Fee	410,000	19%	425,000	28%
General Services
	Operating Expense Reimbursement	142,000	6%	431,000	28%
Total Payments		$2,186,000	100%	$1,526,000	100%

The table below summarizes general and administrative – related parties expenses for the three months ended September 30, 2015 and 2014. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Three Months Ended
	September 30,
General and administrative – related parties expenses	2015		2014

Mortgage Servicing Fee	$277,000	64%	$261,000	61%
Amortization of debt financing fees	13,000	3%	27,000	6%
Operating Expense Reimbursement	143,000	33%	142,000	33%
Total general and administrative – related parties expenses	$433,000	100%	$430,000	100%

The table below summarizes general and administrative – related parties expenses for the nine months ended September 30, 2015 and 2014. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Nine Months Ended
	September 30,
General and administrative – related parties expenses	2015		2014

Mortgage Servicing Fee	$825,000	63%	$775,000	62%
Amortization of debt financing fees	48,000	4%	53,000	4%
Operating Expense Reimbursement	428,000	33%	425,000	34%
Total general and administrative – related parties expenses	$1,301,000	100%	$1,253,000	100%

Notes Receivable – Related Parties

In connection with all notes receivable – related parties, participation interest – related party, and loan participations sold to related parties, as required by our Partnership Agreement and the NASAA Mortgage Program Guidelines, the Partnership obtained an opinion from Jackson Claborn stating that the transactions are fair and at least as reasonable to the Partnership as a transaction with an unaffiliated party in similar circumstances.

UDF PM Note

In September 2007, we originated a secured promissory note to UDF PM, LLC, a Texas limited liability company and wholly-owned subsidiary of UDF I (“UDF PM”), in the principal amount of approximately $6.4 million (the “UDF PM Note”). Our general partner serves as the asset manager for UDF I. The UDF PM Note, which bore an interest rate of 15% per annum, was initially collateralized by a second lien deed of trust on approximately 335 finished lots and 15 acres of land located in Texas. On October 23, 2014, the UDF PM Note was paid in full and terminated. In connection with the UDF PM Note, UDF PM paid us commitment fees equal to 3% of each advance on the note, or $187,500. We did not recognize any commitment fee income in connection with the UDF PM Note for the three and nine months ended September 30, 2015 and 2014.

UDF X Note

In November 2007, we originated a secured promissory note to United Development Funding X, L.P., a Delaware limited partnership and wholly-owned subsidiary of our general partner (“UDF X”), in the principal amount of approximately $70 million (the “UDF X Note”). The UDF X note, which bears interest at a rate of 15% per annum, is collateralized by a pledge of 100% of the ownership interests in UDF X and a security agreement. The payment and performance of UDF X’s obligations to the Partnership are guaranteed by UMT Holdings pursuant to a continuing unconditional guaranty. In August 2008, we amended the UDF X Note to reduce the commitment amount to $25 million. In November 2012, we amended the UDF X Note to increase the commitment amount to $26 million. The original maturity date of the UDF X Note was November 11, 2012. The UDF X Note has been extended four times, resulting in a current maturity date of November 11, 2016. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In connection with the UDF X Note, UDF X agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $751,000. We did not recognize any commitment fee income in connection with the UDF X Note for the three and nine months ended September 30, 2015 and 2014.

UDF NP Loan

In December 2007, we originated a secured promissory note to UDF Northpointe, LLC, a Texas limited liability company which was a wholly-owned subsidiary of UDF I at the time of the note’s origination (“Northpointe LLC”), in the principal amount of approximately $6.0 million (the “UDF NP Loan”). Our general partner serves as the asset manager for UDF I. In December 2008, Northpointe LLC was purchased by an unrelated third party, which assumed the UDF NP Loan. In May 2009, Northpointe LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by special warranty deed to UDF Northpointe II, L.P. (“Northpointe II”), a subsidiary of UDF I. Concurrent with this assignment, Northpointe LLC entered into a contract for deed with Northpointe II whereby Northpointe LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to Northpointe LLC. The secured promissory note, which bears interest at a rate of 12% per annum, was initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas. In June 2011, we amended the UDF NP Loan to increase the commitment amount to $15 million. The original maturity date of the UDF NP Loan was December 28, 2010. The UDF NP Note has been extended four times, resulting in a current maturity date of December 28, 2015. As of September 30, 2015, the UDF NP Loan is secured by a first lien deed of trust on 1 finished lot in Collin County, Texas and a pledge of the equity interests in a non-related entity that owns 259 acres of residential land in Collin County, Texas. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

UDF LOF Note

In August 2008, we originated a secured revolving line-of-credit to UDF LOF in the principal amount of up to $25 million, pursuant to a Secured Line of Credit Promissory Note (the “UDF LOF Note”). The general partner of UDF LOF is a wholly-owned subsidiary of our general partner, and our general partner serves as the asset manager for UDF LOF. The UDF LOF Note, which bore interest at a base rate equal to 15% per annum, was secured by a security interest in all of UDF LOF’s existing and future acquired assets. In August 2011, we amended the UDF LOF Note to reduce the commitment amount to $10 million. The original maturity date of the UDF LOF Note was August 20, 2011. The UDF LOF Note was extended two times, resulting in a final maturity date of August 20, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. In January 2010, the balance of the UDF LOF Note was paid in full, although UDF LOF still had the ability to draw on the UDF LOF Note until it matured. The UDF LOF Note matured in August 2014, was paid in full and was not renewed. In connection with this note, UDF LOF agreed to pay us commitment fees equal to 3% of each advance on the note, or approximately $587,000. We did not recognize any commitment fee income or interest income – related parties related to the UDF LOF Note for the three and nine months ended September 30, 2015 and 2014.

BTC Note

In August 2008, we originated a secured promissory note with Buffington Texas Classic Homes, Ltd., a Texas limited partnership (“Buffington Classic”), in the principal amount of $2.0 million (the “BTC Note”). Our general partner had a minority partner interest in Buffington Classic. The secured note, which bore interest at 14% per annum, was secured by a first lien on finished lot inventory that was owned and controlled by Buffington Classic and was guaranteed by Buffington Land, Ltd., a Texas limited partnership. Pursuant to an Agreement and Plan of Merger dated November 30, 2009, Buffington Capital Homes, Ltd., a Texas limited partnership (“Buffington Capital”), merged into Buffington Texas Classic Homes, LLC (“BTC LLC”), which is ultimately owned and controlled by BHG. Our general partner has a minority limited partnership interest in BHG. As a result of the merger and pursuant to the Agreement and First Amendment to Loan Agreement dated December 8, 2009, BTC LLC succeeded to all the rights, responsibilities and obligations of Buffington Classic under the BTC Note. The original maturity date of the BTC Note was August 21, 2010. The BTC Note was extended four times, resulting in a final maturity date of August 21, 2014. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors. The BTC Note terminated on August 21, 2014, at which time it was paid in full and was not renewed. We did not recognize any interest income – related parties related to the BTC Note for the three and nine months ended September 30, 2015 or 2014.

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

Summary Information

The chart below summarizes the approximate outstanding balance of the remaining outstanding loans included in notes receivable – related parties as of the date indicated:

Loan Name	September 30, 2015	December 31, 2014
UDF X Note	$16,355,000	$16,342,000
UDF NP Loan	61,000	61,000
Total	$16,416,000	$16,403,000

The chart below summarizes the approximate accrued interest included in accrued interest receivable – related parties associated with the remaining outstanding loans included in notes receivable – related parties as of the date indicated:

Loan Name	September 30, 2015	December 31, 2014
UDF X Note	$2,145,000	$311,000
UDF NP Loan	4,000	-
Total	$2,149,000	$311,000

The following table summarizes the approximate income included in interest income – related parties associated with the remaining outstanding loans included in notes receivable – related parties for the period indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Loan Name	2015	2014	2015	2014
UDF PM Note	$-	$11,000	$-	$31,000
UDF X Note	618,000	605,000	1,834,000	1,930,000
UDF NP Loan	2,000	119,000	5,000	553,000
Ash Creek Note	-	3,000	-	8,000
Total	$620,000	$738,000	$1,839,000	$2,522,000

Participation Interest – Related Party

In September 2008, we entered into an Economic Interest Participation Agreement with UMT pursuant to which we purchased (i) an economic interest in the UMT Loan and (ii) a purchase option to acquire a full ownership participation interest in the UMT Loan (the “Option”). Our general partner serves as the asset manager for UDF I. An affiliate of our general partner serves as the advisor to UMT. As of December 31, 2010, the UMT Loan was a $60.0 million revolving line-of-credit facility evidenced by a Third Amended and Restated Secured Line of Credit Promissory Note dated as of August 17, 2009, which initially bore interest at 14% per annum and had an initial maturity date of December 31, 2009.  On December 31, 2010, the UMT Loan was modified to increase the commitment amount to $75.0 million. In December 2012, the UMT Loan was modified to increase the commitment amount to $82 million. In October 2013, the UMT Loan was modified to reduce the interest rate from 14% to 9.25% per annum. In December 2014, the UMT Loan was modified to add a tangible net worth covenant of $15 million in replacement of borrowing base covenants, and to update certain reporting and other loan requirements. Following the Third Amended and Restated Secured Promissory Note’s initial maturity date of December 31, 2009, the UMT Loan has been extended six times, resulting in a current maturity date of December 31, 2015. Our participation had an initial maturity date of December 31, 2009 and, as amended, has a current maturity date of December 31, 2015. In determining whether to modify this participation, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, adverse situations that may affect the borrower’s ability to pay or the value of the collateral, and other relevant factors.

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

The Option gives us the right to convert our economic interest into a full ownership participation interest in the UMT Loan at any time by giving written notice to UMT and paying an exercise price of $100.  The participation interest includes all rights incidental to ownership of the UMT Note and the Security Agreement, including participation in the management and control of the UMT Loan.  UMT will continue to manage and control the UMT Loan while we own an economic interest in the UMT Loan.  If we exercise our Option and acquire a participation interest in the UMT Loan, UMT will serve as the loan administrator but both UMT and we will participate in the control and management of the UMT Loan. The purpose of the UMT Loan is to finance UDF I’s investments in real estate development projects.  UDF I may use the UMT Loan proceeds to acquire or leverage assets, to fund operations and to seek income that qualifies under the Real Estate Investment Trust provisions of the Internal Revenue Code of 1986, as amended. The UMT Loan requires UDF I to comply with a tangible net worth covenant of no less than $15 million. On April 1, 2015, we entered into a loan participation agreement with UDF I, by which we exercised our Option to convert our economic interest into a full participation interest (the “UDF I Participation Agreement”). The UDF I Participation Agreement has a maturity date of December 31, 2015. The participation interest is subordinate to a senior secured loan from a regional bank to UDF I in the amount of $10,000,000, and all project-specific financing provided to UDF I or any of its subsidiaries. For both the three months ended September 30, 2015 and 2014, we recognized approximately $1.7 million of interest income – related parties related to the UDF I Participation Agreement. For the nine months ended September 30, 2015 and 2014, we recognized approximately $5 million and $4.9 million, respectively, of interest income – related parties related to the UDF I Participation Agreement. Approximately $108,000 and $38,000 is included in accrued interest receivable – related parties associated with the UDF I Participation Agreement as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015 and December 31, 2014, approximately $71.2 million and $74.7 million related to the UDF I Participation Agreement is included in participation interest – related party, respectively.

Loan Participations Sold to Related Parties

From inception through September 30, 2015, we have entered into 10 loan participation agreements with related parties whereby a related party has purchased a participation interest in a mortgage investment that we have originated. As of September 30, 2015, 4 of these agreements remain outstanding.

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

TR Paper Lot Note

In September 2009, we originated an $8.1 million secured promissory note (the “TR Paper Lot Note”) to CTMGT Travis Ranch, LLC, an unaffiliated Texas limited liability company. The borrower owns paper lots (residential lots shown on a plat that has been accepted by the city or county) in the Travis Ranch residential subdivision of Kaufman County, Texas. A “paper” lot is a residential lot shown on a plat that has been accepted by the city or county, but which is currently undeveloped or under development. As of September 30, 2015, the TR Paper Lot Note is secured by a pledge of the equity interests in the borrower instead of a real property lien, effectively subordinating the TR Paper Lot Note to all real property liens. The TR Paper Lot Note is guaranteed by the limited liability company owners of the borrower and by the principal of the borrower. The interest rate under the TR Paper Lot Note is 15%. The borrower has obtained a senior loan secured by a first lien deed of trust on the paper lots. For so long as the senior loan is outstanding, proceeds from the sale of the paper lots will be paid to the senior lender and will be applied to reduce the outstanding balance of the senior loan. After the senior loan is paid in full, the proceeds from the sale of the paper lots are required to be used to repay the TR Paper Lot Note.

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

The TR Paper Lot Note and the TR Paper Lot Participation were originally due and payable in full on September 24, 2012. The TR Paper Lot Note has subsequently been amended four times pursuant to four separate extension agreements, resulting in a current maturity date of January 28, 2016. The TR Paper Lot Participation has also been extended to January 28, 2016 in connection with these modifications. The TR Paper Lot Note was increased to $11 million pursuant to a Borrower’s Confirmation Certificate effective as of December 31, 2012. The TR Paper Lot Note was further increased to $16 million under a Loan Modification Agreement dated as of June 30, 2015. The TR Paper Lot Note was increased to $17.8 million pursuant to a Borrower’s Confirmation Certificate effective as of September 30, 2015. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

CTMGT Note

In December 2007, we originated a secured promissory note (the “CTMGT Note”) with CTMGT, LLC, an unaffiliated Texas limited liability company and its subsidiaries, who are co-borrowers of the CTMGT Note. The CTMGT Note was originally $25 million, and was subsequently increased to $50 million in July 2008, to $64.5 million in November 2011, to $65.7 million in December 2014 and to $112.9 million in July 2015. The CTMGT Note is a co-investment loan secured by multiple investments including current and future-acquired assets. These investments are cross-collateralized and are secured by collateral-sharing arrangements in subordinate liens covering finished lots and entitled land, pledges of the ownership interests in the borrowing entities, and guarantees. The collateral-sharing arrangements allocate the proceeds of the co-investment collateral between us and UDF I. Under these collateral-sharing arrangements for the CTMGT Note, we are entitled to receive 75% of collateral proceeds. In the event of a borrower’s bankruptcy, we are entitled to receive 100% of the collateral proceeds after payment of the senior lenders (including UDF IV and UDF V), but ahead of payment to UDF I. The CTMGT collateral is located in multiple counties in the greater Dallas-Fort Worth area and surrounding counties. The interest rate on the CTMGT Note was modified to 15% as of July 2015.

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

The original maturity date of the CTMGT Note was December 21, 2010. The CTMGT Note was subsequently extended six times pursuant to six separate modification agreements, resulting in a current maturity date of July 1, 2016. The CTMGT Participation has also been extended to July 1, 2016 in connection with these extensions. In addition, we increased the amount of the CTMGT Note from its original amount of $25 million to $50 million in July 2008 and to $64.5 million in November 2011, pursuant to two separate modification agreements, to $65.7 million in December 2014 pursuant to a Borrower’s Certificate and to $112.9 million in July 2015. Effective May 1, 2015, we entered into the Joinder Agreement to First Amended and Restated Secured Promissory Note with CTMGT, LLC and Mehrdad Moayedi, an individual, that all parties assume all obligations of the borrower. Effective July 1, 2015, we entered into a Fifth Loan Modification Agreement with CTMGT, LLC, pursuant to which the maturity date of the CTMGT Note was further extended to July 1, 2016, the amount of the CTMGT Note was modified to $112.9 million and the collateral-sharing arrangements with UDF I were modified to permit us, at our option, to defer some or all of our 75% payment preference from time to time to permit the borrower to pay UDF I. In determining whether to modify this loan, we evaluated the economic conditions, the estimated value and performance of the underlying collateral, the guarantor, adverse situations that may affect the borrower’s ability to pay or the value of the collateral and other relevant factors.

Northpointe LLC Note

In December 2008, we originated a $4.2 million secured promissory note (the “Northpointe LLC Note”) with Northpointe LLC. The Northpointe LLC Note was initially collateralized by a first lien deed of trust on 303 finished lots in Texas and assignments of distributions from Northpointe LLC. As of September 30, 2015, the Northpointe LLC Note is secured by a pledge of the equity interests in a borrower affiliate that owns 394 acres of undeveloped land in Denton County, Texas, effectively subordinating this pledge to all real property liens. The interest rate under the Northpointe LLC Note is 12%.

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

UDF NP Note

In December 2007, we originated a $6.0 million UDF NP Loan to Northpointe LLC. In December 2008, Northpointe LLC was purchased by an unrelated third party which assumed the UDF NP Loan. In May 2009, Northpointe LLC assigned its obligations associated with the UDF NP Loan and its interests in the collateral by special warranty deed to Northpointe II, a subsidiary of UDF I. Concurrent with this assignment, Northpointe LLC entered into a contract for deed with Northpointe II whereby Northpointe LLC agreed to make payments to Northpointe II for all debt service payments in consideration for Northpointe II transferring ownership and possession of the collateral back to Northpointe LLC. The UDF NP Loan bears interest at a rate of 12% per annum and was initially collateralized by a second lien deed of trust on 251 finished lots and 110 acres of land in Texas. As of September 30, 2015, the UDF NP Loan is secured by a first lien deed of trust on 1 finished lot in Collin County, Texas and a pledge of equity interests in a non-related entity that owns 259 acres of residential land in Collin County, Texas.

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

Summary Information

The table below summarizes the approximate outstanding balance of each of our loans included in notes receivable and notes receivable – related parties as of the date indicated:

Loan Name	September 30, 2015	December 31, 2014
Related
BTC Participation Agreement	$-	$-
Northpointe II LP Participation	61,000	61,000
Total	$61,000	$61,000
Non-Related
TR II Finished Lot Participation	$-	$-
TR Paper Lot Participation	-	-
CTMGT Participation	48,573,000	49,786,000
Northpointe LLC Participation	45,000	44,000
Total	$48,618,000	$49,830,000

The table below summarizes the approximate accrued interest included in accrued interest receivable and accrued interest receivable – related parties associated with each of our loans included in loan participation interest – related parties as of the date indicated:

Loan Name	September 30, 2015	December 31, 2014
Related
BTC Participation Agreement	$-	$-
Northpointe II LP Participation	4,000	-
Total	$4,000	$-
Non-Related
TR II Finished Lot Participation	$-	$-
TR Paper Lot Participation	-	-
CTMGT Participation	4,054,000	244,000
Northpointe LLC Participation	4,000	400
Total	$4,058,000	$244,400

The following table summarizes the approximate income included in interest income and interest income – related parties associated with each of our loans included in loan participation interest – related parties for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Loan Name	2015	2014	2015	2014
Related
BTC Participation Agreement	$-	$-	$-	$-
Northpointe II LP Participation	2,000	119,000	5,000	553,000
Total	$2,000	$119,000	$5,000	$553,000
Non-Related
TR II Finished Lot Participation	$-	$-	$-	$-
TR Paper Lot Participation	-	-	-	-
CTMGT Participation	1,836,000	1,803,000	5,784,000	5,378,000
Northpointe LLC Participation	1,000	1,000	4,000	4,000
Total	$1,837,000	$1,804,000	$5,788,000	$5,382,000

The table below summarizes the approximate outstanding balance of the participation interest associated with each respective participation agreement as of the date indicated:

Loan Name	September 30, 2015	December 31, 2014
Related
BTC Participation Agreement	$-	$-
Northpointe II LP Participation	10,204,000	10,754,000
Total	$10,204,000	$10,754,000
Non-Related
TR II Finished Lot Participation	$-	$-
TR Paper Lot Participation	17,762,000	15,014,000
CTMGT Participation	17,143,000	15,928,000
Northpointe LLC Participation	1,216,000	1,216,000
Total	$36,121,000	$32,158,000

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

The following table represents the approximate amount included in mortgage and transaction service revenues – related parties income for the periods indicated associated with fees paid to the Partnership on related party guarantees, as discussed in Note I:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Guarantee	2015	2014	2015	2014
REO PC Credit Enhancement	$3,000	$3,000	$10,000	$10,000
UMT HF TCB Guaranty	9,000	13,000	32,000	37,000
UDF IV HF Guaranty	44,000	42,000	150,000	97,000
UMT 15th Street Guaranty	1,000	1,000	4,000	4,000
UDF IV Acquisitions Guaranty	53,000	47,000	150,000	119,000
UDF IV Finance II Guaranty	31,000	34,000	99,000	53,000
UMT HF III Guaranty	8,000	6,000	24,000	11,500
UMT HF II Green Bank Guaranty	-	2,000	1,000	5,500
UDF IV Finance VI Guaranty	33,000	26,000	99,000	48,000
UDF, LP Guaranty	1,000	-	2,000	-
Total	$183,000	$174,000	$571,000	$385,000

As of September 30, 2015 and December 31, 2014, approximately $349,000 and $347,000, respectively, is included in accounts receivable – related parties associated with fees paid to the Partnership on related party guarantees.

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

At September 30, 2015, approximately 96% of the outstanding aggregate principal amount of mortgage notes and other loans originated by us as of September 30, 2015 are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 1% are secured by properties located in Arizona. At December 31, 2014, approximately 95% of the outstanding aggregate principal amount of mortgage notes and other loans originated by the Partnership are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 2% are secured by properties located in Arizona. All of the Partnership’s mortgage investments are in the United States.

We may invest in multiple secured loans that share a common borrower. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations. As of September 30, 2015, we have invested 50% of our offering proceeds in 11 loans to our largest group of related borrowers.

Our investments in loans to or from any one borrower will not exceed an amount greater than 20% of the total capital contributions raised in the Offering, and as of September 30, 2015, our largest investment in a loan to or from any one borrower was equal to 7% of the total capital contributions raised in the Offering.

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

Our loan portfolio, consisting of notes receivable, notes receivable – related parties and participation interest – related party, increased from approximately $371.8 million as of December 31, 2014 to approximately $373.8 million as of September 30, 2015. With the increase in our portfolio, our revenues, the majority of which is from recognizing interest income associated with our loan portfolio, also slightly increased.

In September 2009, we entered into the Brockhoeft Credit Facility. Effective March 2014, we paid off the Brockhoeft Credit Facility in full in connection with the LegacyTX Credit Facility, of which $10 million and $11.25 million was included in line-of-credit as of September 30, 2015 and December 31, 2014, respectively. We utilize the revolving credit facilities as transitory indebtedness to provide liquidity and to reduce and avoid the need for large idle cash reserves. As a result of the credit facilities and our desire to avoid the need for large idle cash reserves, our cash balances were approximately $136,000 and $791,000 as of September 30, 2015 and December 31, 2014, respectively. Our interest expense associated with the revolving credit facilities was approximately $153,000 and $478,000 for the three and nine months ended September 30, 2015, respectively, and was approximately $135,000 and $558,000 for the three and nine months ended September 30, 2014, respectively.

Net income was approximately $6.9 million and $31.2 million for the three and nine months ended September 30, 2015, respectively, and approximately $12.1 million and $35.2 million for the three and nine months ended September 30, 2014, respectively. Earnings per limited partnership unit, basic and diluted, were $0.31 and $1.42 for the three and nine months ended September 30, 2015, respectively, and approximately $0.56 and $1.64 for the three and nine months ended September 30, 2014, respectively. Our earnings per limited partnership unit, basic and diluted, are calculated based on earnings allocated to the limited partners divided by the weighted average limited partnership units outstanding. Such earnings per limited partnership unit, basic and diluted, will fluctuate commensurate with the size and performance of our loan portfolio.

As of September 30, 2015, we had originated 62 loans, totaling approximately $724.5 million, including 42 loans that have been repaid in full by the respective borrowers and 1 loan for which the remaining balance was written-off. Of the 19 loans outstanding as of September 30, 2015, 2 of the loans totaling approximately $16.4 million and 1 loan totaling approximately $71.2 million are included in notes receivable – related parties and participation interest – related party, respectively, on our balance sheet.

Approximately 96% of the outstanding aggregate principal amount of mortgage notes and other loans originated by us as of September 30, 2015 are secured by properties located throughout Texas, approximately 3% are secured by properties located in Colorado and approximately 1% are secured by properties located in Arizona. Approximately 59% of the outstanding aggregate principal amount of mortgage notes and other loans originated by us as of September 30, 2015 are secured by properties located in the Dallas, Texas area; approximately 25% are secured by properties located in the Austin, Texas area; approximately 6% are secured by properties located in the Houston, Texas area; approximately 5% are secured by properties located in the Lubbock, Texas area; approximately 1% are secured by properties located in the San Antonio, Texas area; approximately 3% are secured by properties located in the Denver, Colorado area; and approximately 1% are secured by properties located in the Kingman, Arizona area.

We intend to invest in markets that demonstrate economic stability and sound demand fundamentals. In order to gauge economic health and demand, we closely observe job creation, wage inflation, home and rental prices, demographic trends, and other economic indicators, both in the markets in which we currently make loans, and in markets where we may expand our operations in the future. In addition, we track significant changes in new home starts, new home closings, finished home inventories, finished lot inventories, existing home sales, foreclosures, absorption, land prices, and changes in the levels of sales incentives or discounts in a given market. We also monitor market disruption activity that may affect home pricing in these markets, such as investor or speculator activity.

Each of our outstanding loans may be secured by multiple forms of collateral and, as of September 30, 2015, our loans include the following forms of security:

•	7 loans, representing approximately 14% of the aggregate principal amount of the outstanding loans, include a first lien on the parcels of land under development or to be developed as security for the loan;

•	2 loans, representing approximately 4% of the aggregate principal amount of the outstanding loans, include a second lien on the parcels of land under development or to be developed as security for the loan;

•	11 loans, representing approximately 32% of the aggregate principal amount of the outstanding loans, include a pledge of some or all of the equity interests in the developer entity or other parent entity that owns the borrower entity as security for the loan;

•	3 loans, representing approximately 56% of the aggregate principal amount of the outstanding loans, are secured by a co-investment (which are secured by current and future-acquired assets and multiple properties through second liens, pledges of ownership interests and guarantees, as described below);

•	8 loans, representing approximately 65% of the aggregate principal amount of the outstanding loans, include personal guarantees of the principals of the developer entity or corporate guarantees as security for the loan;

•	11 loans, representing approximately 88% of the aggregate principal amount of the outstanding loans, include reimbursements of development costs due to the developer under contracts with districts and municipalities as security for the loan;

As of September 30, 2015, we have 19 outstanding loans. Of these, 13 loans, representing approximately 91% of the aggregate principal amount of the outstanding loans, relate to projects that sold finished lots to national or regional homebuilders or projects in which one or more homebuilders hold an option to purchase finished lots and have made a forfeitable earnest money deposit; 14 loans, representing approximately 90% of the aggregate principal amount of the outstanding loans, are made to developer entities whose principals hold ownership interests in projects other than the projects funded by us; and 7 loans, representing approximately 63% of the aggregate principal amount of the outstanding loans, are secured by multiple single-family residential communities.

As of September 30, 2015, three entities and their affiliates were included in our notes receivable (including related party transactions) and participation interest – related party that accounted for over 10% of the outstanding balance of our portfolio. These entities include (i) CTMGT LLC, an unaffiliated Texas limited liability company, which comprises approximately 31% of the outstanding balance of our portfolio, and certain of its affiliated entities, which comprise an additional 12% of the outstanding balance; (ii) Buffington Land, Ltd., an unaffiliated Texas limited partnership, which comprises approximately 25% of the outstanding balance of our portfolio, including additional loans to its affiliated entities; and (iii) UDF I, an affiliated Delaware limited partnership, which comprises approximately 18% of the outstanding balance of our portfolio, and additional loans to its affiliated entities, which comprise an additional 4% of the outstanding balance. Our general partner is the asset manager for UDF I.

As the national economy continues to strengthen, we believe that the housing recovery will vary by region, led by markets and submarkets with strong demand fundamentals and balanced supplies of land and housing inventory. We believe the continued strengthening of the recovery is contingent upon two major factors: growth in consumer confidence, and the ability of developers and homebuilders to keep up with reviving demand for finished lot and housing inventory. In our view, potential buyers remain cautious due to the uncertainty still present in many economic indicators, such as the high number of marginally-employed and under-employed individuals, low wage growth and slow economic growth. As the national economy continues to improve at a slow but steady pace, we anticipate growing demand for new homes on the part of the consumer. We believe this demand is already growing in our core markets, and will begin to manifest itself more noticeably in markets we are evaluating for future investment.

We believe that the Partnership will continue to grow revenue and improve financial performance through strategic expansion within its established markets. We expect demand in our target markets to rise at a moderate rate over an extended period of time, driven by economic improvement, job creation, historically low interest rates, attractive housing affordability levels, relaxation of the mortgage underwriting environment, low production of single-family homes and an expected rise in the number of household formations. It should be noted, however, that the pace of the housing recovery and our future results could be negatively affected by weakening economic conditions. These include negative changes in employment levels, underemployment, lack of affordable housing, significant increases in mortgage interest rates or tightening of mortgage lending standards. Another risk to our future results is the gradual reengagement of the banks in the residential lending sphere. In some instances, the loans we make will be junior in the right of repayment to senior lenders. As senior lenders reengage or become willing to lend to our borrowers at higher loan-to-value ratios than are currently available, demand for our mortgage loans may decrease.

The average interest rate payable with respect to the 19 loans outstanding as of September 30, 2015 is 13%, and the average term of the loans is approximately 71 months, as amended.

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

Results of Operations

The three months ended September 30, 2015 as compared to the three months ended September 30, 2014

Revenues

Interest income (including interest income – related parties) for the three months ended September 30, 2015 and 2014 was approximately $13.2 million and $12.8 million, respectively. Our average outstanding notes receivable (including related party transactions) and participation interest – related party increased from approximately $359.4 million as of September 30, 2014 to approximately $372.8 million as of September 30, 2015. Our revenues, the majority of which are from recognizing interest income associated with our loan portfolio, increased primarily due to an increase in the average outstanding balance of our portfolio.

Mortgage and transaction service revenues (including mortgage and transaction service revenues – related parties) for the three months ended September 30, 2015 and 2014 were approximately $185,000 and $194,000, respectively. The Partnership generates mortgage and transaction service revenues by originating and acquiring notes receivable and other loans. In accordance with GAAP, we defer recognition of income from non-refundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes. The decrease was primarily the result of decreased commitment fee income on notes receivable.

We expect revenues to fluctuate commensurate with the size and performance of our loan portfolio.

Expenses

Interest expense for the three months ended September 30, 2015 and 2014 was approximately $153,000 and $135,000, respectively. Interest expense represents interest associated with our credit facilities discussed in Note E to the accompanying financial statements, which were approximately $10.8 million as of September 30, 2014 and $10 million as of September 30, 2015. The increase in interest expense is primarily due to an interest expense adjustment related to the LegacyTX Credit Facility for the three months ended September 30, 2014, which leveled out on a year to date basis as of September 30, 2014.

We recorded approximately $5.5 million in loan loss reserve expense for the three months ended September 30, 2015, compared to approximately $73,000 as a recapture in the provision for loan loss for the three months ended September 30, 2014.  The increase in loan loss reserve expense results from our decision to apply additional qualitative factors regarding execution and timing risk to multi-project loans in our investment portfolio.

General and administrative expense was approximately $408,000 and $357,000 for the three months ended September 30, 2015 and 2014, respectively. The increase in general and administrative expense was primarily the result of an increase in consulting, investor relations, bank charges and postage expense, offset by a decrease in printed materials and amortization expenses.

General and administrative – related parties expense was approximately $433,000 and $430,000 for the three months ended September 30, 2015 and 2014, respectively. The slight increase was the result of increased monthly management fees paid to our general partner.

We expect interest expense, the provision for loan loss, and general and administrative expense to fluctuate commensurate with the size and performance of our loan portfolio.

The table below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the three months ended September 30, 2015 and 2014. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Three Months Ended
		September 30,
Payee	Purpose	2015		2014
Land Development
	Placement Fees	$48,000	11%	$-	-
	Promotional interest	93,000	21%	-	-
	Carried interest	14,000	3%	-	-
	Mortgage Servicing Fee	149,000	33%	-	-
General Services
	Operating Expense Reimbursement	141,000	32%	121,000	100%
Total Payments		$445,000	100%	$121,000	100%

The table below summarizes general and administrative – related parties expenses for the three months ended September 30, 2015 and 2014. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Three Months Ended
	September 30,
General and administrative – related parties expenses	2015		2014

Mortgage Servicing Fee	$277,000	64%	$261,000	61%
Amortization of debt financing fees	13,000	3%	27,000	6%
Operating Expense Reimbursement	143,000	33%	142,000	33%
Total general and administrative – related parties expenses	$433,000	100%	$430,000	100%

The nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

Revenues

Interest income (including interest income – related parties) for each of the nine months ended September 30, 2015 and 2014 was approximately $39.1 million and $37.5 million, respectively. Our average outstanding notes receivable (including related party transactions) and participation interest – related party portfolios increased from approximately $359.4 million as of September 30, 2014 to approximately $372.8 million as of September 30, 2015. Our revenues, the majority of which are from recognizing interest income associated with our loan portfolio, increased primarily due to an increase in the average outstanding balance of our portfolio.

Mortgage and transaction service revenues (including mortgage and transaction service revenues – related parties) for each of the nine months ended September 30, 2015 and 2014 were approximately $709,000 and $662,000, respectively. The Partnership generates mortgage and transaction service revenues by originating and acquiring notes receivable and other loans. In accordance with FASB ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, we defer recognition of income from non-refundable commitment fees and recognize such income on a straight-line basis over the expected life of such notes. The increase was primarily the result of increased commitment fee income on notes receivable.

We expect revenues to fluctuate commensurate with the size and performance of our loan portfolio.

Expenses

Interest expense for the nine months ended September 30, 2015 and 2014 was approximately $478,000 and $558,000, respectively. Interest expense represents interest associated with our credit facilities discussed in Note E to the accompanying financial statements, which were approximately $10.8 million as of September 30, 2014 and $10 million as of September 30, 2015. The decrease in interest expense is primarily due to the decrease in interest rates on the credit facilities, which decreased from 10% on the Brockhoeft Credit Facility to 6% on the Legacy TX Credit Facility as of September 30, 2014.

We recorded approximately $5.5 million in loan loss reserve expense for the nine months ended September 30, 2015, compared to approximately $199,000 for the nine months ended September 30, 2014.  The increase in loan loss reserve expense results from our decision to apply additional qualitative factors regarding execution and timing risk to multi-project loans in our investment portfolio.

General and administrative expense was approximately $1.4 million and $911,000 for the nine months ended September 30, 2015 and 2014, respectively. The increase in general and administrative expense was primarily the result of an increase in legal, consulting, investor relations, bank charges and postage expense offset by an decrease in printed material and amortization expenses.

General and administrative – related parties expense was approximately $1.3 million for both the nine months ended September 30, 2015 and 2014.

We expect interest expense, loan loss reserve expense, and general and administrative expense to fluctuate commensurate with the size and performance of our loan portfolio.

The table below summarizes the payment of related party fees and reimbursements associated with the Offering and origination and management of assets for the nine months ended September 30, 2015 and 2014. We believe that these fees and reimbursements are reasonable and customary for comparable mortgage programs.

		For the Nine Months Ended
		September 30,
Payee	Purpose	2015		2014
Land Development
	Placement Fees	$97,000	4%	$120,000	8%
	Promotional interest	1,369,000	63%	398,000	26%
	Carried interest	168,000	8%	152,000	10%
	Mortgage Servicing Fee	410,000	19%	425,000	28%
General Services
	Operating Expense Reimbursement	142,000	6%	431,000	28%
Total Payments		$2,186,000	100%	$1,526,000	100%

The table below summarizes general and administrative – related parties expenses for the nine months ended September 30, 2015 and 2014. We believe that these expenses are reasonable and customary for comparable mortgage programs.

	For the Nine Months Ended
	September 30,
General and administrative – related parties expenses	2015		2014

Mortgage Servicing Fee	$825,000	63%	$775,000	62%
Amortization of debt financing fees	48,000	4%	53,000	4%
Operating Expense Reimbursement	428,000	33%	425,000	34%
Total general and administrative – related parties expenses	$1,301,000	100%	$1,253,000	100%

Cash Flow Analysis

Cash flows provided by operating activities for the nine months ended September 30, 2015 were approximately $30.8 million and were comprised primarily of net income adjusted for provision for loan loses and accrued liabilities – related parties, offset by accrued interest receivable (including related parties) and accrued liabilities. Cash flows provided by operating activities for the nine months ended September 30, 2014 were approximately $32.7 million and were comprised primarily of net income adjusted for the provision for loan losses, accrued interest receivable – related parties and accrued liabilities – related parties, offset by accrued interest receivable, accounts receivable – related parties and other assets.

Cash flows used in investing activities for the nine months ended September 30, 2015 and 2014 were approximately $7 million and approximately $12 million, respectively, resulting primarily from investments in notes receivable, offset by receipts from notes receivable (including related parties), and receipts from participation interests – related party.

Cash flows used in financing activities for the nine months ended September 30, 2015 and 2014 were approximately $24.5 million and $22.4 million, respectively, and were primarily the result of distributions and redemptions to partners.

Our cash and cash equivalents were approximately $136,000 and $345,000 as of September 30, 2015 and 2014, respectively.

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

In August 2009, we entered into the UMT HF TCB Guaranty with Texas Capital, by which we guaranteed the repayment of up to $5.0 million owed to Texas Capital with respect to that certain promissory note between UMT Home Finance and Texas Capital. UMT Home Finance is a wholly-owned subsidiary of UMT. An affiliate of our general partner serves as the advisor to UMT. The Texas Capital note to UMT Home Finance, as amended, matures on September 5, 2016. In connection with the UMT HF TCB Guaranty, we entered into a letter agreement with UMT Home Finance, which provided for UMT Home Finance to pay us annually, in advance, an amount equal to 1% of our maximum exposure under the UMT HF TCB Guaranty (i.e., $50,000 per annum) through August 2012. Effective August 28, 2012, the letter agreement was modified and UMT Home Finance agreed to pay us a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the Texas Capital loan.

In April 2010, we entered into the UDF IV HF Guaranty for the benefit of CTB, pursuant to which we guaranteed the repayment of up to $6.0 million (subsequently increased to $30.0 million) owed to CTB with respect to a revolving line-of-credit loan between UDF IV Home Finance and CTB. UDF IV Home Finance is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Home Finance, as amended, matures on July 30, 2016. In connection with the UDF IV HF Guaranty, we entered into a letter agreement with UDF IV Home Finance which provided for UDF IV Home Finance to pay us an annual credit enhancement fee equal to 1% of the maximum loan amount through July 2013. Effective July 31, 2013, the agreement was modified and UDF IV Home Finance agreed to pay us a monthly fee equal to 1/12th of 1% of the outstanding principal balance of the CTB loan.

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

In August 2010, we entered into the UDF IV Acquisitions Guaranty for the benefit of CTB, pursuant to which we guaranteed the repayment of up to $8.0 million (subsequently increased to $25.0 million) owed to CTB with respect to a revolving line-of-credit loan between UDF IV Acquisitions and CTB. UDF IV Acquisitions is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of our general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Acquisitions, as amended, matures on July 30, 2016. In connection with the UDF IV Acquisitions Guaranty, we entered into a letter agreement with UDF IV Acquisitions which provides for UDF IV Acquisitions to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the revolving line-of-credit at the end of the month.

In December 2010, we entered into the UDF IV Finance II Guaranty for the benefit of Prosperity, pursuant to which we guaranteed the repayment of up to $5.0 million (subsequently increased to $15.0 million) owed to Prosperity with respect to a loan between UDF IV Finance II and Prosperity. UDF IV Finance II is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV and an affiliate of our general partner serves as the advisor for UDF IV. The Prosperity loan to UDF IV Finance II, as amended, matures on December 14, 2016. In connection with the UDF IV Finance II Guaranty, we entered into a letter agreement with UDF IV Finance II which provides for UDF IV Finance II to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month.

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

In August 2013, we entered into the UDF IV Finance VI Guaranty for the benefit of CTB, pursuant to which we guaranteed the repayment of up to $25.0 million (subsequently decreased to $15.0 million) owed to CTB with respect to a loan between UDF IV Finance VI and CTB. UDF IV Finance VI is a wholly-owned subsidiary of UDF IV. Our general partner serves as the asset manager for UDF IV, and an affiliate of the Partnership’s general partner serves as the advisor for UDF IV. The CTB loan to UDF IV Finance VI matures on July 30, 2016. In connection with the UDF IV Finance VI Guaranty, we entered into a letter agreement with UDF IV Finance VI which provides for UDF IV Finance VI to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month.

In November 2014, we entered into the UDF, LP Guaranty for the benefit of City Bank, pursuant to which we guaranteed the repayment of up to $225,500 owed to City Bank, with respect to a loan between UDF I and City Bank. The loan is secured by a deed of trust on 8.2 acres of land owned by UDF Ash Creek, L.P., a wholly-owned subsidiary of UDF I. The Partnership’s general partner serves as the asset manager for UDF I. The City Bank loan to UDF I matured on November 3, 2015, and $225,500 remains outstanding. In connection with the guaranty, we entered into a letter agreement with UDF I, which provides for UDF I to pay us a monthly credit enhancement fee equal to 1/12th of 1% of the outstanding principal balance on the loan at the end of the month.

The following table represents the approximate amount included in mortgage and transaction service revenues – related parties income for the periods indicated associated with fees paid to the Partnership on related party guarantees:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Guarantee	2015	2014	2015	2014
REO PC Credit Enhancement	$3,000	$3,000	$10,000	$10,000
UMT HF TCB Guaranty	9,000	13,000	32,000	37,000
UDF IV HF Guaranty	44,000	42,000	150,000	97,000
UMT 15th Street Guaranty	1,000	1,000	4,000	4,000
UDF IV Acquisitions Guaranty	53,000	47,000	150,000	119,000
UDF IV Finance II Guaranty	31,000	34,000	99,000	53,000
UMT HF III Guaranty	8,000	6,000	24,000	11,500
UMT HF II Green Bank Guaranty	-	2,000	1,000	5,500
UDF IV Finance VI Guaranty	33,000	26,000	99,000	48,000
UDF, LP Guaranty	1,000	-	2,000	-
Total	$183,000	$174,000	$571,000	$385,000

As of September 30, 2015 and December 31, 2014, approximately $349,000 and $347,000, respectively, is included in accounts receivable – related parties associated with fees paid to the Partnership on related party guarantees.

As of September 30, 2015, we had 8 outstanding guarantees benefitting related parties with total credit risk to us of approximately $96.8 million, of which approximately $70.9 million has been borrowed against by the debtor.

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

Contractual Obligations

As of September 30, 2015, we had originated 62 loans, totaling approximately $724.5 million, including 42 loans that have been repaid in full by the respective borrowers and 1 loan for which the remaining balance was written-off. We had approximately $98.5 million of commitments to be funded, including approximately $9.6 million of commitments for notes receivable – related parties and $10.8 million for participation interest – related party. For the three and nine months ended September 30, 2015, we did not originate or purchase any loans, sell any loan participations, or acquire any additional participation interests.

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

In addition, we have entered into the LegacyTX Credit Facility as discussed in Note E to the accompanying financial statements. The Partnership requested an extension of the September 10, 2015 required quarterly principal payment to January 1, 2016, and LegacyTexas is considering the request. The LegacyTX Credit Facility is not in default. The following table reflects approximate amounts due associated with the LegacyTX Credit Facility as of September 30, 2015:

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

As of September 30, 2015 and December 31, 2014, our notes receivable, net, of approximately $286.2 million and $280.7 million, respectively, notes receivable – related parties, net, of approximately $16.4 million for both periods, and participation interest – related party of approximately $71.2 million and $74.7 million, respectively, were all at fixed interest rates, and thus, such assets are not subject to change in future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of our general partner, including its principal executive officer and principal financial officer, evaluated, as of September 30, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the principal executive officer and the principal financial officer of our general partner concluded that our disclosure controls and procedures, as of September 30, 2015, were effective to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and the principal financial officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2015, we have not entered into any joint ventures. As of September 30, 2015, we have co-invested in 1 loan originated by an affiliate, UMT, with an outstanding balance of approximately $71.2 million. In addition, as of September 30, 2015, one affiliate, UDF IV, is participating in three loans we have originated for approximately $29.2 million, and another affiliate, UDF LOF, is participating in one loan we have originated for approximately $17.1 million.

Investments in land development loans present additional risks compared to loans secured by operating properties.

We may invest up to 25% of the gross offering proceeds in loans to purchase unimproved land, and as of September 30, 2015, we have invested 2% of the gross offering proceeds in such loans. For purposes of this limitation, “unimproved real property” is defined as real property which has the following three characteristics: (1) an equity interest in real property which was not acquired for the purpose of producing rental or other income; (2) has no development or construction in process on such land; and (3) no development or construction on such land is planned in good faith to commence within one year. Land development mortgage loans may be riskier than loans secured by improved properties, because:

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

Investments in subordinate, mezzanine and wraparound mortgage loans present additional risks compared to loans secured by first deeds of trust.

We expect that we will be the junior lender with respect to many of our loans. We may invest in (1) subordinate mortgage loans (some of which are also secured by pledges), which investments represent 3% of the gross offering proceeds as of September 30, 2015; (2) co-investment loans (which are secured by pledges and collateral-sharing arrangements covering current and future-acquired assets permitting us to share in the proceeds of subordinate liens held by affiliates), which investments represent 65% of the gross offering proceeds as of September 30, 2015; (3) mezzanine loans (which are secured by pledges), which investments represent 32% of the gross offering proceeds as of September 30, 2015; and (4) wraparound mortgage loans, which investments represent 0% of the gross offering proceeds as of September 30, 2015. A wraparound, or all-inclusive, mortgage loan is a loan in which the lender combines the remainder of an old loan with a new loan at an interest rate that blends the rate charged on the old loan with the current market rate. In a subordinate mortgage loan and in a mezzanine loan, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the prior mortgage lender. In a wraparound mortgage loan, our rights will be similarly subject to the rights of any prior mortgage lender, but the aggregate indebtedness evidenced by our loan documentation will be the prior mortgage loans in addition to the new funds we invest. Under a wraparound mortgage loan, we would receive all payments from the borrower and forward to any senior lender its portion of the payments we receive. Because all of these types of loans are subject to the prior mortgage lender’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Substantially all of our loans will require balloon payments or payments tied to net cash, which are riskier than loans with fully amortized payments.

We anticipate that substantially all of our loans will have balloon payments or payments tied to net cash from the sale of land or developed lots and the release formula created by the senior lender (i.e., the conditions under which principal is repaid to the senior lender, if any), and as of September 30, 2015, 100% of our loans have balloon payments or payments tied to net cash. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments or payments tied to net cash are riskier than loans with even payments of principal over an extended time period, such as 15 or 30 years, because the borrower’s repayment often depends on its ability to refinance the loan or sell the land or developed lots profitably when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments or payments tied to net cash. Furthermore, a substantial period of time may elapse before a balloon payment or a payment tied to net cash becomes due. If the value of the underlying property declines due to market or other factors, it is likely that the borrower would hold a property that is worth less than the mortgage balance on the property. Thus, there may be greater risk of default by borrowers who enter into loans with balloon payments or payments tied to net cash. In addition, our loans typically include an interest reserve in the loan amount. If such reserve is insufficient, the loan-to-value ratio for that loan could increase above generally acceptable levels. In the event of a defaulted loan, the underlying collateral may have declined in value. In addition, there are significant costs and delays associated with the foreclosure process. Any of these factors may result in losses to us.

Larger loans result in less diversity and may increase risk.

We intend to invest in loans that individually constitute an average amount equal to the lesser of (a) 1% to 5% of the total amount raised in the Offering, or (b) $2.5 million to $12.5 million. However, we may invest in larger loans depending on such factors as our performance and the value of the collateral. These larger loans are riskier because they may reduce our ability to diversify our loan portfolio. Our investments in loans to or from any one borrower will not exceed an amount greater than 20% of the total capital contributions raised in the Offering, and as of September 30, 2015, our largest investment in a loan to or from any one borrower was equal to 7% of the total capital contributions raised in the Offering. Our investments in loans to or from any one borrower are calculated based on the aggregate amount of capital contributions raised in the Offering actually used to make or invest in loans with such borrower.

The concentration of loans with a common borrower may increase our risks.

We may invest in multiple mortgage loans that share a common borrower or loans to related borrowers. As of September 30, 2015, we have invested 50% of our offering proceeds in 11 loans to our largest group of related borrowers. The bankruptcy, insolvency or other inability of any borrower that is the subject of multiple loans to pay interest or repay principal on its loans would have adverse consequences on our income and reduce the amount of funds available for distribution to investors. In addition, we expect to be dependent on a limited number of borrowers for a large portion of our business. The more concentrated our portfolio is with one or a few borrowers, the greater credit risk we face. The loss of any one of these borrowers would have a material adverse effect on our financial condition and results of operations.

If we were found to have violated applicable usury laws, we would be subject to penalties and other possible risks.

Usury laws generally regulate the amount of interest that may lawfully be charged on indebtedness. Each state has its own distinct usury laws. We believe that our loans will not violate applicable usury laws (as September 30, 2015, the highest interest rate we have charged on an annualized basis does not exceed 18%). There is a risk, however, that a court could determine that our loans do violate applicable usury laws. If we were found to have violated applicable usury laws, we could be subject to penalties, including fines equal to three times the amount of usurious interest collected and restitution to the borrower. Additionally, usury laws often provide that a loan that violates usury laws is unenforceable. If we are subject to penalties or restitution or if our loan agreements are adjudged unenforceable by a court, it would have a material, adverse effect on our business, financial condition and results of operations and we would have difficulty making distributions to our limited partners.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the nine months ended September 30, 2015, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.

Purchases of Equity Securities by the Partnership and Affiliated Purchasers

For the three months ended September 30, 2015, we received valid redemption requests pursuant to our Net Capital Proceeds Distribution Program relating to approximately 39,000 units. We redeemed approximately 3,000 units pursuant to our Net Capital Proceeds Distribution Program during the three months ended September 30, 2015 for approximately $61,000 (an average repurchase price of approximately $20.00 per unit). For the three months ended September 30, 2015, we received valid redemption requests pursuant to our unit redemption program relating to approximately 21,000 units. We did not redeem any units pursuant to our unit redemption program during the three months ended September 30, 2015.

2015	Total number of units repurchased	Average price paid per unit	Total number of units repurchased as part of publicly announced plans	Maximum number of units that may yet be purchased under the plans
July	-	$-	-	N/A
August	3,000	20.00	3,000	(1)
September	-	-	-	N/A
	3,000	$20.00	3,000

(1)	A description of the maximum number of units that may be purchased under our redemption programs is included under “Unit Redemption Program and Net Capital Proceeds Distribution Program” as discussed in Note H to the accompanying financial statements.

For the nine months ended September 30, 2015, we received valid redemption requests pursuant to our unit redemption program relating to approximately 28,000 units. We did not redeem any units pursuant to our unit redemption program during the nine months ended September 30, 2015. For the nine months ended September 30, 2015, we received valid redemption requests pursuant to our Net Capital Proceeds Distribution Program relating to approximately 131,000 units. For the nine months ended September 30, 2015, we redeemed approximately 5,000 units pursuant to our Net Capital Proceeds Distribution Program for $97,000 (an average repurchase price of approximately $20.00 per unit).

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

We funded these unit redemptions with cash flows from operations. A valid redemption request is one that complies with the applicable requirements and guidelines of our current unit redemption program set forth in the prospectus related to the Offering and/or the Net Capital Proceeds Distribution Program.

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

United Development Funding III, L.P.

	By:	UMTH Land Development, L.P.
Its General Partner

Dated: November 16, 2015		By:	/s/ Hollis M. Greenlaw
Hollis M. Greenlaw
Chief Executive Officer, and President and Chief Executive Officer of UMT Services, Inc., sole general partner of UMTH Land Development, L.P.
(Principal Executive Officer)

Dated: November 16, 2015		By:	/s/ Cara D. Obert
Cara D. Obert
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit B to prospectus dated May 15, 2006, Commission File No. 333-127891, filed pursuant to Rule 424(b)(3) on May 18, 2006)

3.2	Certificate of Limited Partnership of Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on August 26, 2005)

3.3	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit B to Supplement No. 12 to prospectus dated May 15, 2006, contained within Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on May 12, 2009)

3.4	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Registrant (previously filed in and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 000-53159, filed on June 10, 2009)

4.1	Subscription Agreement (previously filed in and incorporated by reference to Exhibit C to Supplement No. 12 to prospectus dated May 15, 2006, contained within Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-127891, filed on May 12, 2009)

4.2	Amended and Restated Distribution Reinvestment Plan (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-3, Commission File No. 333-159939, filed on June 12, 2009)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certifications

101.SCH*	XBRL Taxonomy Extension Schema Document

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.